Form 10-Q
period 1996-06-30
SOUTHFIRST BANCSHARES INC
filed 1996-08-14
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
       June 30, 1996                                                     1-13640


                          SOUTHFIRST BANCSHARES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              63-1121255
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


126 North Norton Avenue, Sylacauga, Alabama                                35150
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, includding area code:    (205) 245-4365
- - --------------------------------------------------------------------------------

Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     x                  No
                      -------                   -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


Common Stock, par value $.01 per share                            838,700 shares
- - --------------------------------------------------------------------------------
                 Class                             Outstanding at August 9, 1996

                          SOUTHFIRST BANCSHARES, INC.
                                   FORM 10-Q
                               FOR QUARTER ENDED
                                 JUNE 30, 1996

                          SOUTHFIRST BANCSHARES, INC.


                               TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----
PART I - FINANCIAL INFORMATION


Consolidated Statements of Financial Condition at June 30, 1996
         (Unaudited) and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Consolidated Statements of Earnings for the Nine Months Ended
         June 30, 1996 and 1995, (Unaudited),  and Three Months Ended
         June 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 1996,  and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Notes to Consolidated  Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Management's Discussion and Analysis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SOUTHFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995

                                     ASSETS                                           JUNE 30,               SEPT 30,
                                                                                        1996                   1995
                                                                                     -----------           ------------
                                                                                     (unaudited)
 Cash and amounts due from depository institutions                                     3,410,619            4,464,099
 Interest-bearing deposits in other financial institutions                                 3,182              303,000
 Investment securities held to maturity at cost (market value of $150,000 at
    June 30, 1996 and $13,375,240 at September 30, 1995) (note 2)                        150,000           13,266,095
 Investment securities available for sale, at market value (amortized cost of $20,021,411  at June 30, 1996 and $10,920,391 at
    September 30, 1995) (note 2)                                                      22,109,364           11,418,696
 Loans receivable                                                                     62,288,474           53,798,634
 Less allowance for loan losses                                                         (253,537)            (265,759)
                                                                                      ----------           ----------
          Net Loans                                                                   62,034,936           53,532,875

 Loans held for sale (cost and market value of $102,150 in 1996)                         102,150                   --
 Premises and equipment, net                                                           1,792,320            1,456,673
 Foreclosed real estate, net                                                              28,886               28,886
 Accrued interest receivable                                                             482,604              533,519
 Other assets                                                                            194,875              414,880
 Investment in affiliates                                                                233,294               76,310
                                                                                      ----------           ----------
          Total Assets                                                                90,542,230           85,495,033
                                                                                      ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
    Deposits:
       Non-interest bearing                                                            1,458,928            1,516,160
       Interest bearing                                                               63,830,799           61,315,998
                                                                                      ----------           ----------
          Total deposits                                                              65,289,727           62,832,158

    Advances by borrowers for property taxes and insurance                               375,295              400,405
    Accrued interest payable                                                             686,780              823,885
    Borrowed Funds                                                                    10,511,909            6,069,852
    Income taxes payable                                                                 399,580              396,577
    Accrued expenses and other liabilities                                               228,771              201,570
                                                                                      ----------           ----------
          Total Liabilities                                                           77,492,062           70,724,447

 Stockholder's equity:
    Common stock $.01 par value, authorized 2,000,000 shares,
       863,200 shares issued                                                               8,632                8,300
    Treasury Stock                                                                      (178,923)                  --
    Additional Paid-in Capital                                                         7,239,734            7,240,066
    Retained earnings substantially restricted (note 3)                                5,957,767            7,624,515
    Unrealized gain on investment securities available for sale, net of tax              620,558              495,305
    Employee Stock Ownership Plan Debt                                                  (597,600)            (597,600)
                                                                                      ----------           ----------

          Total stockholders' equity                                                  13,050,168           14,770,586
                                                                                      ----------           ----------
          Total liabilities and stockholders' equity                                  90,542,230           85,495,033
                                                                                      ==========           ==========



See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                         Nine months ended June 30,    Three months ended June 30,
                                                         --------------------------    ---------------------------
                                                             1996           1995           1996           1995
                                                             ----           ----           ----           ----

 Interest and Dividend Income:

    Interest and fees on loans                             3,587,803      3,159,486       1,261,842      1,068,968

    Interest and dividend income on investment
       securities held to maturity                             9,254        672,014           1,879        221,648

    Interest and dividend income on investment
       securities available for sale                       1,290,538        769,212         419,980        281,618
                                                           ---------      ---------       ---------      ---------
    Total interest and dividend income                     4,887,595      4,600,712       1,683,701      1,572,234

 Interest Expense:

    Interest on deposits                                   2,219,431      2,023,469         740,858        717,092

    Interest on borrowed funds                               380,585        265,586         157,328         69,159
                                                           ---------      ---------       ---------      ---------
          Total interest expense                           2,600,016      2,289,055         898,186        786,251
                                                           ---------      ---------       ---------      ---------
          Net interest income                              2,287,579      2,311,657         785,515        785,983

 Provision for loan losses                                     1,200              -               0              -
                                                           ---------      ---------       ---------      ---------

          Net interest income after provision
             for loan losses                               2,286,379      2,311,657         785,515        785,983

 Other Income:

    Settlement of lawsuit (note 4)                           583,000              -          75,000              -

    Service charges and other fees                           427,117        336,310         137,620        107,198

    Gain on sale of loans                                    104,925         37,307          50,307         19,679

    Gain on sale of foreclosed real estate                         -         14,770               -              -

    Insurance commissions                                      1,348          7,001             182          1,367

    Profit (loss) from Sale of Equipment                      (7,543)             -          (7,543)             -

    Equity in net loss of affiliate                          (18,016)             -          12,097              -

    Other                                                     51,251         29,075          22,428          4,163
                                                           ---------      ---------       ---------      ---------
          Total Other Income                               1,142,082        424,463         290,091        132,407
                                                           ---------      ---------       ---------      ---------
 Other Expenses:

    Compensation and benefits                              1,650,182      1,102,391         473,793        395,206

    Insurance Expense                                        109,810              -          42,883              -

    Net occupancy expense                                    115,393        104,088          37,781         32,756

    Furniture and Fixtures                                   118,076        115,391          36,794         37,574

    Data processing                                          127,785        117,503          43,511         37,020

    Office supplies and expense                              144,175        130,464          49,361         42,947

    Deposit insurance premiums                               132,146        134,964          43,785         45,059

    Other                                                    436,910        235,576          74,053         73,487
                                                           ---------      ---------       ---------      ---------
          Total Other Expenses                             2,834,477      1,940,377         801,961        664,049
                                                           ---------      ---------       ---------      ---------

          Income before income taxes                         593,984        795,743         273,645        254,341

 Income Tax Expense                                          214,781        296,587          85,265         90,200
                                                           ---------      ---------       ---------      ---------

          Net Income                                         379,204        499,156         188,381        164,141
                                                           =========      =========       =========      =========

 Net income per common share                                    0.44           1.20            0.22           0.20
                                                           =========      =========       =========      =========

 Weighted average common shares outstanding                  856,822        416,520         863,200        830,000




See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                        Nine months ended June 30,
                                                                                     --------------------------------
                                                                                         1996                1995
                                                                                     --------                --------
 Operating Activities:

    Net Income                                                                       $   379,204          $   499,156

    Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                                   83,056               99,550

          Equity in loss of unconsolidated affiliate                                      18,016                    -

          Gain on sale of loans                                                         (104,925)             (37,307)

          Loss on sale of premises and equipment                                           7,543                6,355

          Increase (decrease) in deferred loan origination fees                           28,696                  101

          Net amortization of premium on investment securities held to maturity                -               (7,154)

          Net amortization of premium on investment securities
             available for sale                                                            4,669               11,758

          Gain on sale of foreclosed real estate                                               -              (14,770)

          Loans Originated for Sale                                                   (3,525,404)                   -

          Proceeds from Sale of Loans                                                  3,589,602                    -

          Decrease (increase) in accrued interest receivable                              50,915              (41,285)

          Decrease (Increase)  in other assets                                           220,005             (621,060)

          Increase in accrued interest payable                                          (137,105)              74,298

          Increase (decrease)  in income taxes payable                                   (74,337)              16,969

          Increase (decrease) in accrued expenses and other liabilities                   27,201               14,726
                                                                                      ----------          -----------
             Net cash provided by operating activities                                   567,136                1,337

 Investing Activities:

    Investment in affiliated company                                                    (175,000)                   -

    Maturity of interest-bearing deposits in other financial institutions                300,000                    -

    Reinvestment of Div-Int-bearing dep in other                                            (182)                   -

    Proceeds from maturity of investment securities held to maturity                     357,000                    -

    Proceeds from maturity of investment securities available for sale                         -            1,000,000

    Purchases of investment securities available for sale                             (4,070,385)                   -

    Purchase of Discount on Investments AFS                                                2,813                    -

    Proceeds from sale of investments                                                  3,640,274                    -

    Purchases of Federal Home Loan Bank time deposits held to maturity                         -           (1,107,000)

    Purchases of Federal Home Loan Bank agency note AFS                                        -           (1,500,000)

    Reinvestment of mutual fund dividend                                                 (14,238)                   -

    Gain on Sale of Inv Securities AFS                                                    23,842                    -

    Principal repayments of investment securities available for sale                   2,403,595            1,309,053

    Principal repayments of investment securities held to maturity                       280,451              755,161

    Net (increase) decrease in loans                                                  (8,592,180)          (1,500,535)

    Proceeds from sale of premises and equipment                                               -                3,355

    Purchase of premises and equipment                                                  (426,246)             (69,577)

    Proceeds from sale of foreclosed real estate                                               -               48,708
                                                                                    ------------          -----------
             Net cash used in investing activities                                    (6,270,256)          (1,060,835)





See accompanying notes to consolidated financial statements.
(Cont'd)

SOUTHFIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
NINE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                        Nine months ended June 30,
                                                                                      -------------------------------
                                                                                         1996                1995
                                                                                         ----                ----
 Financing activities:

    Net decrease in NOW accounts and savings accounts                                    (16,367)          (2,077,606)

    Net increase in certificates of deposit                                            2,473,936              390,244

    Proceeds from borrowed funds                                                       6,817,594                   --

    Repayment of borrowed funds                                                       (2,375,537)          (5,063,114)

    Net proceeds from issuance of common stock                                                --            7,248,366

    Cash dividends paid                                                               (2,045,951)            (166,000)

    Decrease in advances by borrowers for property taxes and insurance                   (25,110)             (73,331)
                                                                                                           ----------
       Treasury Stock Purchased                                                         (178,925)
                                                                                      ----------           ----------
          Net cash provided by financing activities                                    4,649,640              258,559
                                                                                      ----------           ----------
 (Decrease) in cash and cash equivalents                                              (1,053,480)            (800,939)

 Cash and cash equivalents at beginning of year                                        4,464,099            4,239,639
                                                                                      ----------           ----------
 Cash and cash equivalents at end of year                                              3,410,619            3,438,700
                                                                                      ==========           ==========

 Supplemental information on cash payments:

       Interest paid                                                                   2,737,121            2,155,013
                                                                                      ==========           ==========
       Income taxes paid                                                                 211,778             (107,098)
                                                                                      ==========           ==========

 Supplemental information on noncash transactions:

       Transfers to investment securities available for sale from
          investment securities held to maturity                                      12,476,980           11,958,543
                                                                                      ==========           ==========
       Change in net unrealized gain on investment securities
          available for sale                                                             125,253              516,001
                                                                                      ==========           ==========

                          SOUTHFIRST BANCSHARES, INC.


                                 June 30, 1996

                         PART I.  FINANCIAL INFORMATION

               ITEM 1: NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

Information filed on this Form 10-Q as of and for the quarter ended June 30, 1996 was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiary, First Federal of the South (the "Bank", formerly First Federal Savings & Loan Association of Sylacauga, collectively as the "Company"). As of February 13, 1995, the Bank converted from a mutual to a stock form of ownership, whereby all of the of the stock of the Bank was purchased by the Corporation upon the issuance of 830,000 shares of the Corporation's common stock (the "Conversion").

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the nine month period ended June 30, 1996. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      INVESTMENT SECURITIES

In November 1995, the Financial Accounting Standards Board issued Special Report - A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers. Concurrent with the initial adoption of this implementation guidance, an entity may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. This one-time reclassification should occur as of a single date between November 15, 1995 and December 31, 1995, not over a number of days throughout that period. Reclassifications from the held-to-maturity category that result from this one- time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. In conjunction with this special report, the Bank transferred, effective December 31, 1995, all of its collateralized mortgage obligations with a total amortized cost of $12,476,980 and fair value of $12,551,775 to the classification of available for sale. The unrealized net holding gains on the collateralized mortgage obligations at December 31, 1995 totaled approximately $75,000 and were included as a separate component of stockholders' equity, net of income taxes of approximately $28,000.

The stock of the Federal Home Loan Bank has no quoted fair value and no ready market exists. The investment in the stock is required of insured institutions that utilize the services of the Federal Home Loan Bank. As management has the intent and ability to hold the investment until such time that the Federal Home Loan Bank requires remittance, the investment is classified as held to maturity.

(3)      RETAINED EARNINGS

The Bank, pursuant to applicable OTS regulations, established a special "liquidation account" for the benefit of the eligible account holders and supplemental eligible account holders in the Conversion. The liquidation account was established in an amount equal to the regulatory capital of the Bank as of the date of the statement of financial condition contained in the final Prospectus. Each eligible account holder and supplemental eligible account holder is entitled, on a complete liquidation of the Bank after the Conversion (and only in such event), to an interest in the liquidation account. The initial interest in such liquidation account is determined by multiplying the opening balance in the liquidation account by a fraction of which the numerator is the amount of the qualifying deposit in the related deposit account and the denominator is the total amount of the qualifying deposits of all eligible account holders and supplemental eligible account holders in the Bank. If, on any annual closing date subsequent to the Conversion, the amount in any qualifying deposit account is less than the amount in such account on the initial applicable date, then the interest in the liquidation account is reduced by an amount proportionate to any such reduction. If, subsequent to the Conversion, a qualified deposit account is closed, then the interest of the account holder in the liquidation account will be reduced to zero. A merger, consolidation, sale of bulk assets or similar combination as transaction with an FDIC-insured institution, in which the Bank is not the surviving insured institution, would not be considered to be a "liquidation" under which any distribution of the liquidation account would be made. In such a transaction, the liquidation account would be assumed by the surviving institution. The creation and maintenance of the liquidation account would not restrict the use or application of any of the capital accounts of the Bank, except that the Bank may not declare or pay a cash dividend to, or repurchase any of its capital stock from, SouthFirst Bancshares, Inc., if the effect of such dividend or repurchase would be to cause its equity to be reduced below the aggregate amount then required for the liquidation account.

                          SOUTHFIRST BANCSHARES, INC.


(4)      SETTLEMENT OF LAWSUIT

On December 21, 1993, the Bank filed a Complaint against United States Fidelity & Guaranty Company (USF&G) and Robert R. Peoples in the Circuit Court of Talladega County, Alabama. The complaint alleged that USF&G breached its contractual obligations under a fidelity bond and that Robert R. Peoples defrauded the Bank. USF&G denied the Bank's claim under its fidelity bond and the Bank sought compensatory damages in the amount of approximately $612,000 and punitive damages against USF&G. Mr. Peoples, a former employee of the Bank, pled guilty to a federal banking crime indictment. The Bank, for 20 years, maintained a fidelity bond with USF&G. This bond insured the Bank against losses resulting from numerous causes, including the fraudulent acts committed against the Bank by Mr. Peoples. On March 3, 1995, a jury awarded $788,000 to the Bank against USF&G, in compensatory damages and punitive damages for bad faith. The Bank received, as of December 31, 1995, $619,487 of this jury award and has paid therefrom $111,230 in legal fees associated with the case, for a net amount of $508,257. The punitive damages and certain of the compensatory damages, in the aggregate amount of approximately $200,000, were appealed by USF&G.

On or about March 8, 1995, USF&G filed a subrogation action in the Circuit Court against current and former officers and directors of the Bank, alleging negligence in their oversight of Mr. Peoples. Management believes that this action was filed by USF&G to force a settlement of the bad faith portion of the judgment against USF&G. Management also believes that the current and former officers and directors of the Bank have acted properly and in good faith with respect to their duties, including the oversight of Mr. Peoples; and, therefore, are required to be indemnified by the Bank, for any adverse judgment and for the reasonable costs of their legal defense, under applicable regulations of the OTS. On December 22, 1995, the Circuit Court dismissed this action in a final judgment in favor of the current and former officers and directors of the Bank. USF&G subsequently filed an appeal of this dismissal.

On May 23, 1996 the Company received $75,000, net of legal fees, from USF&G. This amount represents the final settlement pertaining to the aforementioned bond claim and subrogation action.

In the normal course of its business, the Corporation and the Bank from time to time are involved in legal proceedings. The Corporation and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon the Corporation's or the Bank's financial condition.

(5)      NET INCOME PER COMMON SHARE

For purposes of computing net income per common share, the weighted average number of common shares included in the calculation is based on the 830,000 shares outstanding on the date of the initial public offering on February 13, 1995 and includes 33,200 shares issued on November 15, 1995 under the Company's Management Recognition Plans. Also, the Company acquired 14,500 shares of Treasury Stock during the quarter ended June 30, 1996.

                          SOUTHFIRST BANCSHARES, INC.


(6)      SUBSEQUENT EVENTS

On July 17, 1996, the Company declared a regular dividend of $.125 per share, payable on August 15, 1996 to shareholders of record on August 1, 1996, resulting in a regular dividend of $107,900.31.

On May 15, 1996, the board of directors agreed, with the approval from the Office of Thrift Supervision to implement a stock Repurchase Program. This program would allow SouthFirst Bancshares to re-purchase 5% or 43,160 shares of it's outstanding common stock over a one year period.

On July 5, 1996, 10,000 shares were re-purchased, for a total re-purchase of 24,500 shares or 2.8% of common stock outstanding as of August 1, 1996.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                         REVIEW OF RESULT OF OPERATIONS

OVERVIEW

Net Income for the nine months ended June 30, 1996, decreased $119,952 or 24.0% when compared to the comparable period during 1995. This decrease in net income resulted primarily from an increase in other expense due to costs associated with implementing the Company's Management Recognition Plans, costs associated with the Company's Stock Option and Incentive Plan, and costs associated with the Special Dividend of $2.00 per share which was paid on January 22, 1996, to stockholders of record on January 8, 1996. These costs were partially offset by a settlement in a fidelity bond claim. Net income per common share, based on weighted average shares outstanding was $.44 and $.22 for the nine months and three months ended June 30, 1996, respectively.

Further discussion of major items affecting net earnings are discussed in detail below.

NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest- bearing assets (interest income) and the interest paid on deposits (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and the interest-bearing liabilities.

Interest rates increased in the nine months ended June 30, 1996, as compared to the same period in 1995. As of June 30, 1996, net interest margin decreased 9 basis points as rates earned on interest-earning assets increased 34 basis points to 7.97%, while cost of funds increased 43 basis points to

                          SOUTHFIRST BANCSHARES, INC.


4.91%, when compared to the comparable period during 1995. As a result, net interest income after provision for loan losses decreased by $25,278 or 1.1% in the first nine months of fiscal 1996, compared to the first nine months of fiscal 1995.

OTHER INCOME

Other income increased by $717,619, primarily as a result of a net bond claim settlement with USF&G of approximately $583,000, an increase of $67,678 in the amount realized for gain on sale of loans, and an increase of $90,807 in service charges and other fees during the nine months ended June 30, 1996, as compared to the same period in 1995. These increases were partially offset by a loss of $18,016 from affiliated companies due to start-up costs associated with the companies.

For the three-month period ended June 30, 1996, other income increased by approximately $158,000 compared to the same period in 1995. This increase was primarily the result of a final settlement of the bond claim with USF&G amounting to $75,000, net of legal fees. In addition, service charges and other fees increased by approximately $30,000, and gain on sale of loans and investments increased by approximately $50,000.

OTHER EXPENSE

Total other expense increased from $1,940,377 for the nine months ended June 30, 1995, to $2,834,477 for the same period in 1996. The increase of $894,100 was due to several factors, which included costs associated with the implementation of employee benefit plans, costs associated with the production of the Company's first 10-K and Annual Report to the stockholders, and costs associated with the Special Dividend paid on January 22, 1996, which required an in-depth analysis on whether or not the dividends could qualify as return of capital. The majority of these costs are non-recurring in nature.

For the three month period ended June 30, 1996, other expense increased by approximately $138,000 as compared to the same period in 1995. This increase was primarily due to costs associated with the implementation of employee benefit plans.

INCOME TAX EXPENSE

The Company's effective tax rate for the nine month period ended June 30, 1996, was 38.0% compared to the federal statutory rate of 34.0%. The Company's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased $81,806 or 27.6% to $214,781 for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995, due to the decline in pre-tax earnings.


                         REVIEW OF FINANCIAL CONDITION

OVERVIEW

Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings, and protect current and future earnings.

                          SOUTHFIRST BANCSHARES, INC.


Return on average stockholders' equity is one way of assessing the return the Company has generated for its stockholders. The table below sets forth the return on average stockholders' equity and other performance ratios of the Company for the periods indicated.


                                                                              At or for the
                                                                             Nine months ended
                                                                          June 30       June 30
                                                                            1996          1995
Return on assets                                                            0.58%          .80%
Return on equity                                                            3.66%         6.63%
Equity-to-assets ratio                                                     15.85%        12.06%
Interest rate spread                                                        3.66%         3.73%
Net interest margin                                                         3.06%         3.15%
Total risk-based capital ratio                                             22.23%        31.30%
Nonperforming loans to loans                                                0.77%         0.31%
Allowance for loan losses to loans                                          0.44%         0.43%
Allowance for loan losses to nonperforming loans                           57.36%       137.74%
Ratio of net charge-offs to average loans outstanding                       0.02%         0.01%
Book value per common share outstanding                                   $15.28        $17.71

Significant factors affecting the Company's financial condition from September 30, 1995, to June 30, 1996 are detailed below:

ASSETS

Total assets increased from $85,495,033 at September 30, 1995, to $90,542,230 at June 30, 1996, an increase of $5,047,197 or 5.9%. Net loans receivable increased, during this same period, by $8.5 million due to increased loan demand in residential mortgages, as well as in residential construction loans. Mortgage-backed securities and CMOs decreased by approximately $2.4 million with principal pay downs being used to fund the residential mortgage and construction loans.

LIABILITIES

Total liabilities increased $6,767,615 or 9.6% from September 30, 1995, to June 30, 1996. Deposits increased by approximately $2.5 million or 3.9%, reflecting a recent trend of customers adding savings and certificates of deposits, as opposed to investing in other markets. In addition, advance borrowings from the Federal Home Loan Bank of Atlanta increased by approximately $4.5 million or 73.2% from September 30, 1995, to June 30, 1996. This increase reflected the funding requirements as a result of increased residential mortgage and construction loan demand.

                          SOUTHFIRST BANCSHARES, INC.


LOAN QUALITY

A major key to long-term earnings growth is maintenance of a high-quality loan portfolio. The Company's directive in this regard is carried out through its policies and procedures for review of loans. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

At June 30, 1996, the allowance for loan losses was $253,537, as compared to $265,759 at September 30, 1995. Provisions for loan losses were $1,200 and $.00 in the first nine months of fiscal 1996 and 1995, respectively. Charge-offs were insignificant during these periods. Nonperforming loans at June 30, 1996 were approximately $442,000 as compared to approximately $301,000 at September 30, 1995. Foreclosed real estate remained constant at $28,886 from September 30, 1995 to June 30, 1996. Although loans have increased, management believes loan loss reserves are adequate due to the fact that the Company has not experienced significant loan charge offs.

LIQUIDITY AND INTEREST SENSITIVITY

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends.

The Company is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency securities, and other investments generally having maturities of five years or less. Such investments serve as a source of funds upon which the Company may rely to meet deposit withdrawals and other short-term needs. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts plus borrowings payable on demand or with maturities of one year or less. Management's objectives continue to include maintaining liquidity in excess of the required regulatory amount of 5.0% of net deposits and short-term borrowings in order to provide greater flexibility and to better match maturities of the requirements of normal operations, potential deposit outflows and loan demand. The Company closely monitors its cash flow position to assure necessary liquidity and to take advantage of market opportunities. At June 30, 1996, and September 30, 1995, the Company's liquid assets represented 10.35% and 10.63%, respectively, of its liquidity base. Management believes that the Company's liquidity is adequate to fund all outstanding commitments and other cash needs.

Changes in interest rates will necessarily lead to changes in the net interest margin. It is the Company's goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

To reduce the adverse effect of changes in interest on its net interest margin, the Company is pursuing various strategies to improve the rate sensitivity of its assets and stabilize net interest income.

                          SOUTHFIRST BANCSHARES, INC.


CAPITAL ADEQUACY AND RESOURCES

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. The Company has provided the majority of its capital requirements through the retention of earnings and issuance of common stock in the Company's initial public offering.

At June 30, 1996, the Company satisfied all regulatory capital requirements. The Company's compliance with the current standards is as follows:

                                                                      Percent of
                                                                         asset
                                                          Amount         base
                                                          ------         ----
                                                         (Dollars in thousands)
Tangible Capital                                        $ 11,080         12.24%
Core                                                      11,080         12.24%
Risk-based                                                11,334         22.23%

The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.0 percent for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital ratio will be 3.0 percent plus at least an additional 100 to 200 basis points. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

The OTS also requires savings institutions with more than a normal level of interest rate risk to maintain additional capital except institutions with less than $300 million in assets and at least a 12 percent risk-based capital ratio are not subject to this interest rate risk capital component (IRR) unless notified by the OTS. The Company is not currently required to maintain an IRR.

INSURANCE OF DEPOSIT ACCOUNTS

The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Under FIRREA, the FDIC was given the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

                          SOUTHFIRST BANCSHARES, INC.


Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related assessment program provided a transition period between the prior flat-rate system and the final risk-related system that took effect on January 1, 1994, in accordance with the FDICIA.

Under the interim system (which has been continued without substantial change as the permanent system), a bank or thrift pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. In November of 1995, the FDIC approved a significant reduction in the deposit insurance premiums charged to those financial institutions that are members of the Bank Insurance Fund (BIF). Under the new rate structure, the best-rated BIF members will not be required to pay deposit insurance premiums on domestic deposits, as compared to the current rate of 23 cents per $100 of domestic deposits. While the impact of this premium disparity on the Bank's results of operations cannot be determined at this time, a long-term disparity between BIF and SAIF insurance premiums could place the Bank at a material competitive disadvantage.

Among ideas under consideration for addressing this disparity is a possible one-time assessment of up to 0.90% on thrift institutions sufficient to recapitalize the SAIF to a level comparable to that of the BIF. Based on the Bank's SAIF-assessable deposits at March 31, 1995, such an assessment could result in a one-time charge of up to $571,000. While there can be no assurance that this or any other idea for addressing the premium disparity will in fact materialize, an assessment of this kind could have an adverse impact on the Bank's results of operation. The Bank's federal deposit insurance premium expense for the year ended September 30, 1995, amounted to $152,244.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock, and stock appreciation rights. FAS 123 also applies to transactions in which an

                          SOUTHFIRST BANCSHARES, INC.


entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. FAS 123 provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or companies may continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosure of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the financial statements. FAS 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995.

                          SOUTHFIRST BANCSHARES, INC.



                          PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On December 21, 1993, First Federal filed a complaint against United States Fidelity & Guaranty Company (USF&G) and Robert R. Peoples in the Circuit Court of Talladega County, Alabama. The Complaint alleged that USF&G breached its contractual obligations under a fidelity bond and that Robert R. Peoples defrauded the Bank. USF&G denied the Bank's claim under its fidelity bond and the Bank sought compensatory damages in the amount of approximately $612,000 and punitive damages against USF&G. Mr. Peoples, a former employee of the Bank, pled guilty to a federal banking crime indictment. The Bank, for 20 years, maintained a fidelity bond with USF&G. This bond insured the Bank against losses resulting from numerous causes, including the fraudulent acts committed against the Bank by Mr. Peoples. On March 3, 1995, a jury awarded $788,000 to the Bank against USF&G, in compensatory damages and punitive damages for bad faith. The punitive damages and certain of the compensatory damages, in the aggregate amount of approximately $200,000, were appealed by USF&G.

On or about March 8, 1995, USF&G filed a subrogation action in the Circuit Court against current and former officers and directors of the Bank, alleging, among other things, negligence in their oversight of Mr. Peoples. Management believes that this action was filed by USF&G to force a settlement of the bad faith portion of the judgment against USF&G. Management also believes that the current and former officers and directors of the Bank have acted properly and in good faith with respect to their duties, including the oversight of Mr. Peoples, and, therefore, are required to be indemnified by the Bank, for any adverse judgment and for the reasonable costs of their legal defense, under applicable regulations of the OTS. On December 22, 1995, the Circuit Court dismissed this action in a final judgment in favor of the current and former officers and directors of the Bank. USF&G subsequently filed an appeal of this dismissal.

On May 23, 1996 the Company received $75,000, net of legal fees, from USF&G. This amount represents the final settlement pertaining to the aforementioned bond claim and subrogation action.

In the normal course of its business, the Corporation and the Bank from time to time are involved in legal proceedings. The Corporation and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon the Corporation's or the Bank's financial condition.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         (a)     Exhibits.
                 Exhibit 27 - Financial Data Schedule (For SEC Purposes only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

                          SOUTHFIRST BANCSHARES, INC.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHFIRST BANCSHARES, INC.


Date: August 14, 1996           By: /s/ Donald C. Stroup
                                    -----------------------------------
                                        Donald C. Stroup, President and
                                        Chief Executive Officer



Date: August 14, 1996           By: /s/ Joe K. McArthur
                                    -----------------------------------
                                        Joe K. McArthur, Executive Vice
                                        President and Chief
                                        Financial Officer
                                        (principal financial officer)