Form 10-K
period 1996-09-30
SOUTHFIRST BANCSHARES INC
filed 1996-12-30
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission File Number: 1-13640

                           SOUTHFIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                             A Delaware Corporation
                 (I.R.S. Employer Identification No. 63-1121255)

                              126 North Norton Ave.
                            Sylacauga, Alabama 35150
                                 (205) 245-4365

                 Securities Registered Pursuant to Section 12(b)
                              of the Exchange Act:

                                                Name of Each Exchange
            Title of Each Class                  on Which Registered
       -----------------------------         -----------------------------
       Common Stock, $ .01 par value         American Stock Exchange, Inc.

                 Securities Registered Pursuant to Section 12(g)
                              of the Exchange Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant (667,755 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant's Common Stock on December 20, 1996 was $8,600,684. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

         The number of shares outstanding of the Registrant's Common Stock as of December 20, 1996: 823,700 shares of $.01 per value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OF THE COMPANY

         GENERAL

         SouthFirst Bancshares, Inc. (the "Company") was formed in April of 1994 at the direction of the Board of Directors of First Federal of the South (the "Bank", formerly known as First Federal Savings and Loan Association of Sylacauga) for the purpose of becoming a holding company to own all of the outstanding common stock of the Bank. On February 13, 1995, the Bank was converted from a mutual to stock form of ownership (the "Conversion") whereupon the Company, approved by the Office of Thrift Supervision ("OTS") as a thrift holding company, acquired all of the issued and outstanding shares of the Bank.


         BUSINESS

         The Company's business primarily involves directing, planning and coordinating the business activities of the Bank. The Company also invests primarily in short and medium term U.S. government, federal agency and other investment securities in keeping with the Company's investment policy. In addition, on March 30, 1995, the Company obtained a 50 percent (50%) ownership of Magnolia Title Services, Inc. ("Magnolia") for an investment of $100,000. Magnolia provides title insurance and related services to various borrowers and lenders in the state of Alabama. On October 11, 1995, the Company also purchased a 50 percent (50%) ownership interest in Meta Company ("Meta") through investment of $175,000. Meta is engaged in the financial planning business. Magnolia and Meta are accounted for under the equity method and are considered to be affiliates of the Company. The Company has made no commitments to fund operating losses or sustain any lending activities with Magnolia or Meta. In the future, the Company may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

         To date, the Company has neither owned nor leased any property, but has instead used the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers but intends to continue to utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands in the future.

BUSINESS OF THE BANK

         GENERAL

         The Bank was organized in 1949 as a federally chartered mutual savings and loan association under the name Sylacauga Federal Savings and Loan Association. In 1959, the Bank changed its name to First Federal Savings and Loan Association of Sylacauga. In the Conversion, the Bank changed its name to First Federal of the South. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to the maximum amount allowable by the Federal Depository Insurance Corporation ("FDIC").

         The Bank currently conducts business from two full-service locations in Talladega County, Alabama, consisting of its home office in Sylacauga and one branch in Talladega, Alabama and a loan production office in Hoover, Alabama, a suburb of Birmingham. Prior to opening this office in 1994, the Bank had not engaged in construction lending activities. See "--Construction Lending."

         The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, constructions loans, mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMOs") and investment securities.

         The Bank's revenues are derived principally from interest and fees on loans in its portfolio and from MBS, CMOs, investment securities portfolios and customer service fees. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, MBS, CMOs and other investment securities. The Bank's primary expense is interest paid on deposits.

         The Bank markets its one-to-four family residential loans and deposit accounts primarily to persons in Talladega County, Alabama. Mortgage loans are generated from depositors, walk-in customers, referrals from local real estate brokers and developers and, to a limited extent, local radio and newspaper advertising. Construction loan originations are attributable largely to the lending officer's reputation and his long-standing relationships with builders and developers in the Hoover area. See "--Construction Lending."

         The Bank offers its customers fixed rate and adjustable rate mortgage loans, residential construction loans, as well as consumer loans, including savings account loans. Fixed rate mortgage loans with maturities of 15 years or less are originated for retention in the Bank's loan portfolio while other fixed rate mortgage loans are generally sold upon origination to the secondary market. Oneyear adjustable rate loans with 30-year maturities are generally originated for retention in the Bank's loan portfolio while other adjustable rate loans are generally sold upon origination to the secondary market. All consumer loans are retained in the Bank's portfolio. See "--Loan Originations, Sales and Repayments."

         To attract deposits, the Bank offers a selection of deposit accounts including NOW, money market, passbook savings and certificates of deposit. The Bank offers competitive rates and relies substantially on customer service, advertising and long-standing relationships with customers to attract and retain deposits.

         MARKET AREA

         The Bank's primary deposit gathering and lending area covers the County of Talladega in central Alabama. To a lesser extent, the Bank's deposits gathering and lending area covers the adjoining counties of Coosa, Shelby, Clay, Cleburne, Calhoun, and St. Clair. Talladega County has a population of approximately 75,000 based on the 1993 CACI, Inc. estimates. The Bank's main office is situated approximately 38 miles to the south and east of Birmingham, the largest city in the state of Alabama. The Bank's branch office in Talladega is situated approximately 55 miles to the east of Birmingham and approximately 25 miles north of the Bank's main office in Sylacauga. The Bank's loan production office in Hoover is situated within the Birmingham metropolitan area.

         The Bank is the largest financial institution headquartered in Sylacauga, Alabama and is the second largest in the County of Talladega. The County of Talladega has a diversified economy based primarily on textile and other manufacturing, wholesale, retail, mining, service, government, agriculture and tourism. Manufacturing accounts for approximately one-third of total employment in Talladega County. The economy is generally stable and there has been no substantial increase or decrease in the population in the last five years.

         Sylacauga's economy is based primarily on major industrial employers such as ECC International, Inc., Sullivan Graphics, Inc., Avondale Mills, Russell Corporation, Pursell Industries and Georgia Marble. Kimberly-Clarke Corporation is a major employer in Childersburg, Alabama which is only 10 miles from Sylacauga and is in Talladega County.

         Talladega's economy is based on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. Georgia Pacific Corporation and other industries also employ a number of persons in Talladega. In addition, Talladega is the home of the Talladega Superspeedway which hosts the Winston 500 and other NASCAR events and attracts persons to Talladega County primarily from the southeast region of the United States.


         RESIDENTIAL LENDING

         The Bank's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Bank's market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and to a lesser extent, local newspaper and radio advertising. Loans are originated by Bank personnel. No loan brokers or commissioned loan officers are used. Conventional residential loans are priced based on rates offered by the local competition and the secondary market. At September 30, 1996, the Bank had $47.9 million or 76.9% of its loan portfolio invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

         The Bank offers conventional fixed rate one-to-four family mortgage loans with terms of 15 and 30 years. Fixed-rate loans are generally underwritten either according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. Generally, the Bank holds a portion of its fixed-rate mortgage loans with maturities not exceeding 15 years in its portfolio as long-term investments.

         Adjustable rate mortgage ("ARM") loans originated by the Bank consist of one-, three-, five-, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost of funds indexes. At September 30, 1996, the Bank held approximately $10.0 million ARMs, which represented approximately 16.1% of the Bank's total loan portfolio. The Bank's ARM loans are subject to a limitation of 2.0% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by the Bank typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. The Bank offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

         Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. For Federal Housing Administration ("FHA"), Veterans' Administration ("VA") and Farmers' Home Loans, the Bank generally limits the maximum loan-to-value ratio to 100% of the appraised value of the property. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required.

         The loan-to-value ratio, maturity and other provisions of the residential real estate loans made by the Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. For all residential mortgage loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, employment and certain other information are verified; and, if necessary, additional financial information is requested. The Bank requires an independent appraisal, title insurance (or an attorney's opinion), flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by the Bank. The Bank reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

         The Bank's Board of Directors receives a monthly summary of all loans which are closed. Loans in excess of $250,000 and construction loans in excess of $500,000 require authorizations by the Loan Committee of the Board of Directors prior to closing. The Bank issues written, formal commitments as to interest rates to prospective borrowers upon request on real estate loans at the date of application. The interest rate commitment is good for 45 to 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the lock-in period to close the loan at the interest rate committed.

         Originated mortgage loans held in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to endorse due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred.

         The Bank also offers loans such as home improvement loans secured by second mortgages on real estate. On September 30, 1996, such loans amounted to $1,008,000. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. The Bank generally holds the first mortgage loans on the properties securing the second mortgages.


         CONSTRUCTION LENDING

         The Bank opened a loan production office in Hoover in March of 1994 for its construction lending activities. In April of 1994, the Bank purchased its initial construction loan portfolio from another Alabama financial institution for approximately $5.0 million. At September 30, 1996, committed construction loans secured by single-family residential property totaled $17.7 million; of such amount, $6.1 million was not disbursed. Such loans consisted of loans to home builders for construction of single-family residences.

         Jimmy C. Maples, First Vice President of the Bank, was hired in March of 1994 to manage the Hoover loan production office. His primary responsibility is to manage the construction lending portfolio of the Bank, substantially all of which was purchased from Mr. Maples' former employer. The purchased loans were all previously originated and serviced by Mr. Maples at another Alabama institution immediately prior to joining the Bank. Mr. Maples performs all underwriting of the construction loans and has the authority to originate construction loans out of the Hoover office that are less than $500,000. No other loan officer of the Bank has such authority. Loans in excess of $500,000 must be approved by the Loan Committee of the Board of Directors. Funds are disbursed based upon percentage of completion as verified by on-site inspections performed by Mr. Maples.

         The Bank makes loans primarily to builders for the construction of single-family residences in the Birmingham area on both a pre-sold and speculative basis. However, in 1996, approximately 50% of the Bank's construction loans were made on a pre-sold basis. The Bank also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house. The Bank currently originates out of its Hoover loan production office only construction loans; however, the Bank intends to expand its construction lending activities to include originating permanent one-to-four family residential loans.

         Construction loan proceeds are disbursed in increments as construction progresses. Disbursements are scheduled by contract, with the Bank reviewing the progress of the underlying construction project prior to each disbursement. The Bank's construction loan agreements with builders generally provide that principal repayments are required as individual units are sold to third parties so that the remaining loan balance on the property is paid off.

         Construction loans are principally made to builders who have an established credit history with the Bank or Mr. Maples, as well as to builders who are referred by such borrowers. New builders must be approved by the Bank's Loan Committee and must display the same levels of knowledgeability and financial strength as existing builders. The application process includes a submission to the Bank of plans, specifications and costs of the project to be constructed or developed. The Loan Committee also reviews the borrower's existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by the Loan Committee. The Bank's residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an "as completed" basis. The Bank generally obtains personal guarantees for all of its construction loans. The Bank anticipates that it will convert many of its construction loans to permanent loans with the Bank upon completion of the construction phase.

         Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand; and, thus, are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Mr. Maples is responsible for soliciting business, performing credit risk assessments and annual credit reviews, preparing loan origination documents, maintaining loan files, performing site inspections and disbursing loan proceeds. Also, as previously discussed, Mr. Maples has the authority to originate construction loans out of the Hoover office that are less than $500,000. The Bank is heavily dependent on Mr. Maples for determining the quality of the construction loan portfolio and the accuracy of the recorded balances. Mr. Maples reports loan information to the Bank's Board of Directors on a monthly basis. In addition, the Bank has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances and other related construction loan accounts are fairly stated. These procedures have been developed and closely coordinated with the Bank's independent auditors and the Bank's Internal Control Review Committee which reports to the Board of Directors on a quarterly basis.

         As of September 30, 1996, seven borrowers had construction loan commitments in excess of $700,000 with the largest commitment being $2,700,000. The majority of loans in the construction loan portfolio are speculative loans. As previously discussed, construction loans are for a period of twelve months or less. If the loan is not paid within the original twelve month period, it is renewed for a six month period. All renewals are approved by the Loan Committee. As of September 30, 1996, there were fourteen such renewal loans totaling $2,192,000.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one (1) borrower is generally limited to the greater of 15% (25% if the security has a readily ascertainable value) of unimpaired capital and surplus or $500,000. The Bank has received permission from the OTS to increase its loan-to-one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limits for these borrowers are 30% of unimpaired capital and surplus of the Bank, with an aggregate limit to all such borrowers equal to 150% of the Bank's unimpaired capital and surplus.

         CONSUMER LENDING AND OTHER LENDING

         Commercial loans represent a small portion of the Bank's lending activities, only $485,000, or 0.78% of the Bank's total loan portfolio, at September 30, 1996. The Bank's commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

         Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on loans are often dependent on successful operation or management of business, repayment of such loans may be subject to a greater extent to adverse economic conditions. The Bank seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area. The Bank does not actively market commercial loans.


         COMMERCIAL LENDING

         As a community-oriented financial institution, the Bank offers certain secured and unsecured consumer loans, including loans secured by deposits, vehicles, heavy equipment and other secured and unsecured loans. Consumer loans totaled $2.8 million (including $753,000 in loans secured by savings accounts, $889,000 in loans secured by vehicles, and $1.2 million in other secured loans) or 4.6% of the Bank's net loan portfolio at September 30, 1996.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.


         LOAN APPROVAL

         All first-mortgage loans, other than construction loans less than $500,000, are underwritten and approved by the Loan Committee of the Board of Directors. One-to-four family loans in excess of $250,000 and construction loans in excess of $500,000 must be approved by the Loan Committee. Mr. Maples has sole underwriting and loan approval authority for any construction loans less than $500,000. See "--Construction Lending." The Bank has implemented a second loan review policy of all loans that are brought before the Loan Committee that the Loan Committee has not yet approved or denied. The second loan review for loans that have not yet been approved or denied is performed by designated members of the Bank's Internal Control Review Committee on a timely basis following the initial meeting of the Loan Committee. After the second loan review, the Loan Committee makes a final determination as to whether the loan application will be denied or approved.


         LOAN ORIGINATION, COMMITMENT AND OTHER FEES AND COMMISSIONS

         In addition to interest earned on loans, the Bank charges fees for originating and making loan commitments (which are included in non-interest income), prepayments of non-residential loans, late payments, changes in property ownership and other miscellaneous services. The income realized from such fees varies with the volume of loans made or repaid, and the fees vary from time to time depending upon the supply of funds and other competitive conditions in the mortgage markets. Loan demand and the availability of money also affect these conditions. Fees, net of related origination costs, are deferred as an adjustment to yield. The Bank also charges commissions on the sale of credit life insurance and fees in connection with retail banking activities which are reflected in the Bank's non-interest operations income. See "Consolidated Statements of Earnings."


         COMPETITION

         The Bank has significant competition for its residential real estate mortgage loans, construction loans, and other loans and deposits in Talladega County. Sylacauga and Talladega, Alabama, have a high density of financial institutions, some of which are larger, have a state-wide or regional presence and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank faces significant competition both in originating mortgage loans and other loans and in attracting deposits. The Bank's competition for loans comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with the Bank for loan customers. Credit unions, securities firms and mutual funds compete with the Bank in raising deposits. Many of these institutions also seek to provide the same community-oriented services as the Bank. The Bank competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors.

         The Bank also faces significant competition for originations of residential construction loans out of its Hoover loan production office. The Bank's competition for these loans is principally from larger savings institutions and commercial banks whose primary market is the Birmingham area and who have greater financial resources than the Bank. The Bank competes for residential construction loans primarily through the quality of service it provides borrowers and the long-standing business relationships that the Bank has with builders and developers in this area.

         The Bank is a community and retail-oriented financial institution serving its market area with deposit services, residential and commercial real estate loans and consumer loans. Management considers the Bank's reputation for financial strength and quality customer service to be its major competitive advantage in attracting and retaining customers in its market area. While the Bank is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes the Bank benefits by its community orientation and its long-standing relationship with many of its customers.


SUPERVISION AND REGULATION

         GENERAL


         The Bank is a federally charted savings institution, is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Bank is subject to extensive regulation by the OTS and the FDIC and as such must file reports with the OTS and FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This system of supervision and regulation is intended primarily for the protection of depositors. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

         The system of regulation and supervision applicable to the Bank and the Company establishes a comprehensive framework for the operations of the Bank and the Company and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have an adverse material effect on the Bank and its operations that, in turn, could have a material adverse effect on the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.


         RECENT LEGISLATION

         On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act (the "Economic Growth Act") was signed into law. Pursuant to the Economic Growth Act, and in order to recapitalize the SAIF, the FDIC has imposed a one-time assessment on the deposits of all depository institutions the accounts of which are insured by the SAIF. See " -- Regulation of the Bank -- Insurance of Deposit Accounts." The purpose of the assessment is to resolve the current premium disparity between the SAIF and the Bank Insurance Fund ("BIF") and contemplates the merger of the two Funds on January 1, 1999, provided that no insured depository institution is a savings association on such date. In this regard, the Economic Growth Act requires the Treasury Department to conduct a study of all issues related to the development of a common charter for all depository institutions and to submit a report and recommendation by March 31, 1997. The special assessment requires a payment from each insured depository institution in an amount equal to .657% of the SAIF-assessable deposits held by it on March 31, 1995. The special assessment was due, and the SAIF became fully capitalized, as of October 1, 1996. As a SAIF insured institution, the Bank was required to pay $430,230 in connection with this special reassessment. Additionally, the Bank's regular assessment for its SAIF deposit insurance premium was $147,439 for the fiscal year ended September 30, 1996.

         In addition, other legislative proposals are pending, the effect of which would reform the Glass-Stegall Act as well as to effect additional regulatory relief for financial institutions. The likelihood of enactment of any of the pending legislation is unknown.

REGULATION OF THE BANK

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted into law. The purpose of FDICIA, among other things, is to provide funding to the federal deposit insurance funds insuring the deposits of both banks and savings associations and to impose a number of mandatory measures on savings associations and banks. Many of the provisions have already been incorporated into the regulatory structure and some are discussed herein.

         The FDICIA imposed a number of new mandatory supervisory measures on savings associations, such as the Bank. The FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators; having an annual independent audit of financial statements performed by an independent public accountant; and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. The FDICIA further requires the FDIC to assess deposit insurance premiums based on the risk presented by individual institutions.


         INSURANCE OF DEPOSIT ACCOUNTS

         The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insured institutions are members of either the SAIF or the BIF. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC; provided, however, that the Economic Growth Act contemplates a merger of SAIF and BIF on January 1, 1999, if, at that time, there are no existing insured depository institutions which are savings associations, such as the Bank. Further the Economic Growth Act requires the Treasury Department to conduct a study of all issues related to the development of a common charter for all depository institutions and to submit a report and recommendations by March 31, 1997. In the meanwhile, when a conversion is permitted, each insured institution participating in the conversion must pay an "exit fee" to the insurance fund it is leaving and an "entrance fee" to the insurance fund it is entering.

         Under FIRREA, the FDIC is given the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

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

         As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. The FDICIA directed the FDIC to establish a risk-based premium system under which the FDIC is directed to charge an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable.


         EXAMINATION FEES

         In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on either a semi-annual or quarterly basis, as determined by the OTS on an annual basis, and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the fiscal year ended September 30, 1996, totaled $28,093.


         REGULATORY CAPITAL REQUIREMENTS

         General. The OTS has adopted capital regulations which establish capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to the FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 1996, the Bank was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on the Bank's activities.

         Core Capital and Tangible Capital. The OTS requires a savings institution to maintain "core capital" in an amount not less than 3.0% of the savings institution's adjusted total assets. "Core capital" includes, generally,
(i) common stockholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related surplus, (iii) nonwithdrawable accounts and certain pledged deposits of mutual savings associations, (iv) minority interests in fully-consolidated subsidiaries, (v) purchased mortgage servicing rights valued at the lower of 90.0% of fair market value or 100.0% of the current amortized book value as determined under GAAP, and (vi) qualifying supervisory goodwill, less (A) investments in certain "non-includable" subsidiaries (as determined by regulation) and (B) certain intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships).

         The "tangible capital" requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means (i) common stockholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related earnings, (iii) nonwithdrawable accounts and pledged deposits that qualify as core capital and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less any intangible assets (except for purchased mortgage servicing rights included in core capital).

         Under recent OTS regulations, those savings associations receiving a CAMEL rating of "1," the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets, with a maximum core capital ratio requirement of 5.0%. In determining the required minimum core capital ratio, the OTS assesses the quality of risk management and the level of risk in each savings association on a case-by-case basis. At September 30, 1996, the Bank's ratio of tangible and core capital to total adjusted assets was 11.98%.

         On January 20, 1993, the OTS issued a statement imposing certain limitations on the inclusion of net deferred tax assets calculated under FAS 109 in regulatory capital. Deferred tax assets that are dependent on future taxable income or the institution's tax planning strategies may only be counted as a component of Tier 1 capital to the extent they do not exceed the lesser of (i) 10% Tier 1 capital, or (ii) the amount of such benefits which may be realized based on one year's projected earnings. The Bank adopted FAS 109 effective October 1, 1993, at which time this regulation became applicable in the determination of its capital ratios. Management anticipates that, for future periods, this regulation will not materially affect the Bank's ability to meet regulatory requirements for a well-capitalized institution.

         Risk-Based Capital. The risk-based capital standard for savings institutions requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0.% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. As of September 30, 1996, the Bank's ratio of total capital to total risk-weighted assets was 21.72%.

         As of September 30, 1996, the Company had tangible, core and risk-based capital of $12.9 million, $12.9 million and $13.1 million, respectively, which amounts significantly exceed all applicable regulatory capital requirements of the OTS.

         On August 31, 1993, the OTS issued a final rule effective January 1, 1994, which sets forth the methodology for calculating an interest rate risk ("IRR") component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Under the final rule, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating and determining whether it meets its risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as 2.0% of the estimated economic value of its assets.

         The final rule establishes a two quarter "lag" between the reporting date that is used to calculate the IRR component and the effective date of each quarter's IRR component. Under the final rule, the Director of the OTS may waive or defer an institution's IRR component, but not decrease it unless it is as a result of an appeal. The OTS intends to make an appeals process available to institutions under certain circumstances.

         Pursuant to the FDICIA, the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

         Another proposed rule would, among other things, clarify the regulatory capital treatment of sales with recourse and the treatment of maturing capital instruments for purposes of the capital regulations. These rules, if finalized, would result in deviations from the existing regulatory capital rules. The Bank believes that its surplus capital is sufficient to meet the proposed requirements.


         PROMPT CORRECTIVE ACTION

         The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions of the FDICIA, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1996, the Bank was classified as a "well capitalized" institution.

         STANDARDS FOR SAFETY AND SOUNDNESS

         Under the FDICIA, as amended by the Riegle Community Development and Regulatory Improvements Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. Additionally, the OTS guidelines require savings institutions to maintain internal controls over their asset quality and earnings. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.


         DIVIDENDS AND OTHER CAPITAL DISTRIBUTION LIMITATIONS

         OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established at the time of the Conversion. The Bank's ability to pay dividends to the Company is subject to the financial performance of the Bank which is dependent upon, among other things the local economy, the success of the Bank's lending activities, compliance of the Bank with applicable regulations, investment performance and the ability to generate fee income.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. A Tier 2 association is an association that has capital equal to or in excess of its minimum capital requirements but does not meet the fully phased-in capital requirement both before and after the proposed distribution. A Tier 3 association is defined as an association that has capital less than its minimum capital requirement before or after the proposed distribution. As of September 30, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital falls below its fully phased-in requirement or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, under the FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).


         QUALIFIED THRIFT LENDER TEST

         The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. "Qualified Thrift Investments," as further defined by the Economic Growth Act (See --"Recent Legislation"), generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans,
(vii) education loans and (viii) shares of FHLB stock owned by the savings institution. The required percentage of QTIs is 65.0% of "Portfolio Assets," where Portfolio Assets equal total assets minus (i) goodwill and other intangible assets, (ii) the value of property used by an institution in the conduct of its business and (iii) assets of the type used to meet liquidity requirements in an amount not exceeding 20% of the savings institution's total assets. Certain assets which may be included when calculating a savings association's QTIs are subject to a percentage limitation of 20.0% of portfolio assets. In addition, savings associations may include shares of stock of the FHLB, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. The Bank's QTIs as of September 30, 1996 were $77.2 million, or 91.9% of its Portfolio Assets at that date. The Bank expects to remain in compliance with the QTL test.

         A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank and for a savings association; (ii) the branching powers of the savings association are restricted to those of a national bank; (iii) the savings association is not eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association are subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances as promptly as can be prudently done consistent with the safe and sound operation of the savings association.


         LOANS-TO-ONE BORROWER

         Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans-to-one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank has received permission from the OTS to increase its loan-to-one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limits for these borrowers are 30.0% of unimpaired capital and surplus of the Bank, with an aggregate limit to all such borrowers equal to 150.0% of the Bank's unimpaired capital and surplus.


         LENDING GUIDELINES

         All financial institutions must adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies (the "Guidelines"). The Guidelines set forth, pursuant to the mandates of the FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as the extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property securing or being improved by the extension of credit plus the amount of readily-marketable collateral or other acceptable collateral, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits; raw land (65.0%); land development (75.0%); construction (commercial, multifamily and nonresidential) (80.0%); improved property (85.0%) and one-to-four family residential (owner occupied) (no maximum ratio, however, any LTV ratio in excess of 90.0% should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral).

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100.0% of the institutions total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30.0% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are also exempt from the LTV ratios such as loans guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds.


         COMMUNITY REINVESTMENT

         Under the Community Reinvestment Act of 1977 ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system, The Bank received a satisfactory rating as a result of its last evaluation on February 12, 1996.


         TRANSACTIONS WITH AFFILIATES

         Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include, among other things, the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         The Bank's authority to extend credit to its officers, directors and 10% shareholders, as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variations, apply Regulation O to savings associations.


         BRANCHING BY FEDERAL ASSOCIATIONS

         The OTS's Policy Statement on Branching by Federal Savings Associations permits interstate branching to the full extent permitted by statute (which is essentially unlimited). This permits savings associations with interstate networks to diversify their loan portfolios and lines of business. The Policy Statement specifically states that OTS authority preempts any state law purporting to regulate branching by federal associations. However, the OTS will evaluate a branching applicant's record of compliance with the CRA. A poor CRA record may be the basis for denial of a branching application.

         LIQUIDITY REQUIREMENTS

         All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5.0%.

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less). The regulations governing liquidity requirements include as liquid assets, debt securities hedged with forward commitments to purchase the obligation obtained from (including a commitment represented by a repurchase agreement) members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, debt securities with a long put option and debt securities that provide the holder with a right to redeem the security at the stated or par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.


         FEDERAL HOME LOAN BANK SYSTEM

         General. The Bank is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

         The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the greater of: (i) the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or (ii) $500. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at September 30, 1996 of $849,300.

         Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Board of Directors of the FHFB. Long term advances may only be made for the purpose of providing funds for residential housing. At September 30, 1996, the Bank had $10.1 million of advances outstanding from the FHLB.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB stock dividends paid and could continue to do so in the future. For the year ended September 30, 1996 stock dividends were paid by the FHLB to the Bank in the amount of $61,659.


         FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Federal Reserve regulations currently require financial institutions to maintain average daily reserves equal to 3.0% on the first $51.9 million of net transaction account, plus 10.0% on the remainder. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve Board requires a reserve.

         Savings associations have authority to borrow from the Federal Reserve Bank's "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank has no such borrowings at September 30, 1996.


         COMPANY REGULATION

         General. As the owner of all of the stock of the Bank, the Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS and the SEC. As such, the Company is required to register and file reports with the OTS and the SEC and is subject to regulation and examination by the OTS. In addition, the OTS' enforcement authority over the Company and its non-savings association subsidiaries permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         QTL Test. As a unitary savings and loan holding company owning only one savings institution, the Company generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a "qualified thrift lender." See "-- Regulation of the Bank -- Qualified Thrift Lender Test" herein. In the event the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

         Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association or savings and loan holding company. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisition of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person or group of persons acting in concert, directly or indirectly, acquires more than 25.0% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10.0% or more of any class of voting stock (or 25.0% of any class of stock) and is subject to any of certain specified "control factors."

         FIRREA amended provisions of the Bank Holding Company Act of 1956 ("BHCA") to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. FDICIA further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

         Federal Securities Law. Common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, however, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.


ITEM 2. PROPERTIES

         The Bank conducts its business through its main office located in Sylacauga, Alabama, a branch office located in Talladega, Alabama, and a loan production office in Hoover, Alabama. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

         The following table sets forth information relating to each of the Bank's offices as of September 30, 1996. The total net book value of the Bank's land and buildings at September 30, 1996 was $1,034,000.

                                                                              NET BOOK VALUE           DEPOSITS
                                            LEASED                                 AS OF                 AS OF
                  LOCATION                  OR OWNED       DATE OPENED       SEPTEMBER 30, 1996    SEPTEMBER 30, 1996
                  --------                  --------       -----------       ------------------    ------------------

                                                                                          (In thousands)
MAIN OFFICE
         126 North Norton Avenue            Owned          April 1966                $525            $45,279
         Sylacauga, Alabama 35150


BRANCH OFFICE                               Owned          April 1961                $250            $18,816
         301 West North Street
         Talladega, Alabama 35160

LOAN PRODUCTION OFFICE                     Leased (1)      March 1994                __              __
         3055 Lorna Road
         Birmingham, Alabama 35216

OFFICE/STORAGE BUILDING                     Owned (2)      November 1995             $259            __
         North Norton Avenue
         Sylacauga, Alabama 35150


   Total                                                                           $1,034            $64,095
                                                                                   ======             ======

------------

(1) The Landlord, Lorna Land Company, Inc. and the Bank are operating under a three-year contract which provides for monthly lease payments of $2,663 and which expires on May 1, 1998.

(2) In 1995, the Bank made improvements to a building adjacent to the main office's parking lot with the intention of renting four offices to the general public while using the remainder of the building for Bank storage space. In December 1995, one office was rented by the Company's affiliate, Meta Company. Meta remits a monthly amount of $750 to the Company. In 1996, one office was rented to a local radio station. The station remits a monthly amount of $1,450 to the Company.


ITEM 3.  LEGAL PROCEEDINGS

On December 21, 1993, the Bank filed a complaint against United States Fidelity & Guaranty Company (USF&G) and Robert R. Peoples, a former employee of the Bank, in the Circuit Court of Talladega County, Alabama. The Bank, for 20 years, maintained a fidelity bond with USF&G. This bond insured the Bank against losses resulting from numerous causes, including the fraudulent acts committed against the Bank by its employees. The Complaint alleged that USF&G breached its contractual obligations under the fidelity bond and that Mr. Peoples defrauded the Bank. Further, the Bank sought compensatory damages in the amount of approximately $612,000 and punitive damages against USF&G. USF&G denied the Bank's claim and Mr. Peoples pled guilty to a federal banking crime indictment. On March 3, 1995, a jury awarded $788,000 to the Bank against USF&G, in compensatory damages and punitive damages for bad faith. The punitive damages and certain of the compensatory damages, in the aggregate amount of approximately $200,000, were appealed by USF&G.

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

On May 23, 1996 the Bank entered into a final settlement agreement with USF&G, under which USF&G dropped its appeal and subrogation action, and the Bank received $75,000, net of legal fees, from USF&G. This amount, which brought the total amount received, net of legal fees, to $619,000, represents the final settlement pertaining to the aforementioned bond claim and subrogation action.

In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon the Company's or the Bank's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended September 30, 1996 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        As of December 6, 1996, the Company's Common Stock was held by approximately 376 persons. The Company's Common Stock trades on the American Stock Exchange, under the symbol "SZB." The following data reflects, by fiscal quarter, the high and low sales price as well as cash dividends declared for each quarter from February 14, 1995 (the first day of trading in the Company's Common Stock) through September 30, 1996:



                                                                                                     Cash
                                                                                                     Dividends
                                                                  High Sale       Low Sale           Declared(1)
                                                                  ---------       --------           -----------
    Fiscal Year Ended September 30, 1995

    Second Quarter (February 14, 1995 through March 31, 1995)     $11 7/8         $10 5/8            $   83,000

    Third Quarter ended June 30, 1995                              12              11 1/4                83,000

    Fourth Quarter ended September 30, 1995                        14 3/4          11 7/8                83,000

    Fiscal Year Ended September 30, 1996

    First Quarter ended December 31, 1995                         $16 1/8         $11 1/2            $  103,750

    Second Quarter ended March 31, 1996                            12 3/4          11 1/2             1,834,300

    Third Quarter ended June 30, 1996                              12 3/4          12                   107,900

    Fourth Quarter ended September 30, 1996                        13              12                   104,837


------------

(1) Certain cash dividends associated with the Company's ESOP and MRP shares are reflected as compensation expense in the consolidated financial statements.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of the Company's Board of Directors based upon a number of factors, including the Company's earnings, financial condition, capital requirements, and other relevant factors. Company management presently intends to continue its present dividend policies. See "Business -- Supervision and Regulation. "

         The Company has not had to depend on dividends from the Bank as its primary source of funds to pay dividends on Common Stock. The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. Although Federal Reserve policy could restrict future dividends on Common Stock, such policy places no current restrictions on such dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" and "Business Supervision and Regulation -- Dividends."

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for fiscal years 1992, 1993, 1994, 1995 and 1996 and have been derived from the Company's audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere herein. On February 13, 1995, the Bank was converted from a mutual to stock form of ownership. Due to the Conversion, the consolidated financial statements for fiscal 1995 have been reflected as if a pooling of interest method of accounting was used, utilizing the historical cost basis of the Bank.

FINANCIAL CONDITION:

                                                                 At September 30,
                                                                 ----------------
                                             1996        1995         1994         1993            1992
                                             ----        ----         ----         ----            ----
                                                                  (In thousands)
Total amount of:
     Assets                                $90,282     $85,495      $82,477      $80,558         $83,002
     Loans                                  62,402      53,533       50,101       44,441          45,852
     Collateralized mortgage
        obligations                          7,878      12,759       13,740       14,193          12,025
     Mortgage-backed
        securities                           6,091       8,293       10,047       13,333          15,461
     Investments (1)                         7,820       6,836        5,544        5,383           6,474
     Deposits                               64,095      62,832        64,77       66,541          71,547
     Borrowed funds                         10,959       6,070        9,135        6,144           4,502
     Retained earnings                       5,690       7,624        7,262        6,902           6,110
     Stockholders' equity                   12,888      14,771        7,262        6,902           6,110

RESULTS OF OPERATIONS:

                                                            Year ended September 30,
                                                            -----------------------
                                             1996        1995         1994         1993            1992
                                            ------       ----         ----         ----            ----
                                                                  (In thousands)

Net interest income                        $ 3,061     $ 3,104       $2,838       $2,772          $2,551
Provision for loan losses                       (1)        (29)         (50)         (30)            (35)
Other income                                 1,290         559          593          488             394
Other expense                               (4,274)     (2,660)      (2,767)      (2,031)         (2,072)
                                           -------     -------       ------       ------         -------
Income before taxes                             75         974          614        1,199             838
Income tax expense                             (92)       (363)        (235)        (407)           (300)
                                           -------     -------      -------      -------         -------
Net income (loss) before
     accounting change                         (17)        611          379          792             538
Accounting change (2)                           --          --          (18)          --              --
                                           -------     -------      -------      -------         -------
Net income (loss)                          $   (17)        611          361          792             538
                                           =======     =======      =======      =======         =======
Per common share data (3):
     Net income (loss)                     $  (.02)       1.17           --           --              --
                                           =======     =======      =======      =======         =======
     Cash dividends declared               $  2.50        . 30           --           --              --
                                           =======     =======      =======      =======         =======

---------------------

(1)  Includes overnight deposits in other financial institutions.
(2)  Cumulative effect of change in accounting for income taxes under FAS
     No. 109, Accounting for Income Taxes.
(3)  The Bank was converted to a stock form of ownership on February 13, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the "Business" and "Financial Statements and Related Notes" sections included elsewhere in this Report.

         The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company during the three years ended September 30, 1996, 1995 and 1994. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         Investment securities held to maturity were $154,000 and $13,266,000 at September 30, 1996 and 1995, respectively. This decline of $13,112,000 (98.8%) in 1996 was due primarily to the reclassification, on December 31, 1995, of approximately $11,959,000 of the Collateralized Mortgage Obligations ("CMO's") to its available for sale portfolio as a result of the adoption of the Financial Accounting Standards Board's Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The investment securities available for sale portfolio was $21,790,000 at September 30, 1996.

         The composition of the Company's total investment securities portfolio reflects the Company's former investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company's interest rate position. In previous years, the Company invested primarily in investment grade CMOs and MBS because of their liquidity, credit quality and yield characteristics. The yields, values, and duration of such securities generally vary with the interest rates, prepayment levels, and general economic conditions; and, as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such securities also may have longer stated maturities than other securities, which may result in further price volatility. The Company made purchases of CMOs amounting to $3,329,000 in 1994, along with purchases of MBS amounting to $204,000 in 1994. No purchases of CMOs or MBS were made in 1995 and 1996. With the Company's purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, the Company revised its investment strategy, deciding to curtail its purchases of CMOs and MBS and utilize the principal repayments on these securities to fund construction loans. Principal repayments on both CMOs and MBS during 1996 and 1995 were $7,247,000 and $2,806,000, respectively. In 1996 the Bank purchased stock in other financial institutions valued at $570,000, invested $500,000 in a mutual fund, and invested $3,200,000 in FHLB agencies.

The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

                                                                            Amortized Cost
                                                                             September 30,
                                                                             -------------

                                                                      1996        1995        1994
                                                                      ----        ----        ----
                                                                            (In thousands)

Investment Securities Held to Maturity:
     U. S. Government agency................................         $ 154     $   507     $  1,005
     Mortgage-backed securities.............................            --          --       10,047
     Collateralized mortgage obligations....................            --      12,759       13,740
     Other..................................................            --          --          907
                                                                     -----     -------     --------
         Total investment securities
             held to maturity...............................         $ 154     $13,266      $25,699
                                                                     =====     =======      =======

         The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 1996 and 1995:

                                                                                                Fair Value
                                                                                               September 30,
                                                                                               -------------
                                                                                            1996          1995
                                                                                            ----          ----

                                                                                              (In thousands)
Investment Securities Available for Sale:
     U.S. Government agency...................................................          $  4,697  $    1,502
     Mortgage-backed securities...............................................             6,091       8,293
     Collateralized mortgage obligations......................................             7,878          --
     Other ...................................................................             3,127       1,927
                                                                                        --------  ----------
         Total investment securities available for sale.......................          $ 21,793  $   11,722
                                                                                        ========  ==========

         All CMOs are subjected to the Federal Financial Institutions Examination Council's ("FFIEC") "Stress Test" on a monthly basis. Securities are tested as to their average life, average life sensitivity, and price volatility. Because all CMOs passed their most recent stress test, the Company had none that were considered high risk at September 30, 1996 or 1995. Additionally, no MBS in the investment portfolio are inverse floaters, or interest only ("I/Os") or principal only ("P/Os") securities; and, therefore, are not considered high risk by the FFIEC.

         At September 30, 1996, the Bank owned ten (10) CMOs for a total dollar amount of $7,878,000. These issues were all backed by federal agency guaranteed mortgages except for three issues, in the amount of $427,000 which are privately issued mortgage pass-through certificates. Four issues totaling $2,200,000 are fixed rate; the remainder are variable. Two issues, for $2,963,000, were purchased at par. Three issues, in the amount of $2,876,000, were purchased at a discount. The remaining five issues, totaling $2,039,000, were purchased at a premium. As interest rates increase, refinancing generally slows and, therefore, prepayments slow. In such an event, mortgage related products purchased at a discount will experience lower yields, while those purchased at a premium will experience higher yields. Prior to purchase, the Company applies the FFIEC "Stress Test" and looks at both increasing and decreasing prepayment speeds. CMOs are purchased based on the Company's evaluation of the CMOs at these extremes.

         The MBS portfolio, consisting of 31 issues totaling $6,091,000, is a mixture of fixed rate mortgages and ARMs. At the time of purchase, the Company looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

         The following table presents the contractual maturities and weighted average yields of investment securities available for sale at September 30, 1996:

                                                                           MATURITIES OF
                                                                       INVESTMENT SECURITIES
                                                                   AFTER ONE         AFTER FIVE
                                                  WITHIN            THROUGH            THROUGH            AFTER
                                                 ONE YEAR         FIVE YEARS          TEN YEARS         TEN YEARS
                                                 --------         ----------          ---------         ---------

                                                                          (In thousands)
U.S. Government agencies, excluding
     mortgage-backed securities                   $  --             $4,697              $   --          $    --
Mortgage-backed securities                           --                132                 451            5,508
Collateralized mortgage obligations                  --              1,209                 980            5,689
Other securities                                      3                 --                  --            3,124
                                                  -----             ------              ------          -------
     Total investment securities
     available for sale                           $   3             $6,038              $1,431          $14,321
                                                  =====             ======              ======          =======

                                                                   WEIGHTED AVERAGE YIELDS(1)
                                                                  AFTER ONE          AFTER FIVE
                                                  WITHIN           THROUGH             THROUGH          AFTER
                                                 ONE YEAR        FIVE YEARS           TEN YEARS       TEN YEARS
                                                 --------        ----------           ---------       ---------
U.S. Government agencies, excluding
     mortgage-backed securities                     --               6.73%                --             --
Mortgage-backed securities                          --               8.35%               8.21%          7.35%
Collateralized mortgage obligations                 --               6.85%               6.73%          6.22%
Other securities                                   5.10%               --                 --            8.94%
                                                   ----              ----                ----           ----
           Total weighted average yield            5.10%             6.79%               7.20%          7.17%
                                                   ====              ====                ====           ====

-------------------

(1)          None of the Company's investment securities are tax exempt.

         Investment securities held to maturity at September 30, 1996 have contractual maturities within one year.

         The maturities for CMOs and MBS presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and amount of principal repayments is generally unpredictable. However, assuming a prepayment rate of 9% per year for CMOs and a prepayment rate of 15% per year for MBS, along with normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of the Company's CMOs and MBS at September 30, 1996:

                                 PRINCIPAL PAYMENTS EXPECTED DURING THE YEAR
                                             ENDED SEPTEMBER 30,                                 AT SEPTEMBER 30, 1996
                                 -------------------------------------------                     ---------------------
                                                           (Dollar amounts in thousands)
                                                                                                                      Weighted
                                                                                              Amortized     Fair       Average
                          1997        1998       1999       2000      2001     Thereafter       cost       Value        Yield
                          ----        ----       ----       ----      ----     ----------      ------      -----       ------
Collateralized
Mortgage
Obligations(1)            $1,779     $1,048     $1,266       $392      $185       $3,218        $7,888     $7,878     6.38%

Mortgage-backed
Securities(2)              1,085        942        719        602       499        2,181         6,028      6,091     7.43%

------------------------

(1) Assumes a prepayment rate of 9.0% per year
(2) Assumes a prepayment rate of 15.0% per year


         LOANS

         Total loans of $62,653,000 at September 30, 1996, reflected an increase of $8,854,000 (16.5%) compared to total loans of $53,799,000 at September 30, 1995. Total loans for year-end 1995 also showed an increase of $3,467,000 (6.9%) over the September 30, 1994 level of $50,332,000. The Company has experienced strong loan demand in its one-to-four family construction loan portfolio since the Company's purchase of the construction loan portfolio and the opening of a loan production office in 1994. See "Business -- Construction Lending."

         One-to-four family real estate mortgage loans increased $1,604,000 (4%) from September 30, 1994 to September 30, 1995. The increase from September 30, 1995 to September 30, 1996 was $6,257,000 (15%). The Company aggressively pursues real estate mortgage loans within its own market area. In addition to originating mortgage loans for its own portfolio, the Company also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. The Company sells a significant portion of all residential mortgage loans with terms greater than 15 years. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $4,360,000, $1,034,000, and $1,593,000 in 1996,
1995, and 1994, respectively. See "Financial Statements and Supplementary Data--Consolidated Statements of Cash Flows." Had the Company not sold residential mortgage loans over the past two fiscal years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin than the 15% indicated above. The relatively stable interest rate market for much of 1996 resulted in an increase in volume of loans sold during the year. The following table presents the composition of the loan portfolio for each of the past five years:

                                            LOAN PORTFOLIO COMPOSITION


                                                                        At September 30,
                                                                 (Dollar amounts in thousands)

                                    1996                1995                 1994                 1993                   1992
                              ----------------     ----------------    -----------------    -----------------     -----------------
                                      Percent              Percent              Percent              Percent               Percent
                              Amount  of Total     Amount  of Total    Amount   of Total    Amount   of Total     Amount   of Total
                             -------    -----      ------    -----     ------     -----     ------    ------     ------     -----
Real estate mortgage loans:

   One-to four family        $47,850    76.89%    $41,593    77.70%   $39,989     79.82%   $40,291     90.66%   $41,917     91.42%

   Multi-family and              485     0.78         535     1.00        585      1.17        549      1.24        582      1.27
     commercial

Construction loans            17,717    28.39      13,495    25.21     10,715     21.39         20      0.05          -         -

Savings account loans            753     1.21         873     1.63        793      1.48        934      2.10        957      2.09

Installment loans              2,129     3.41       2,736     5.11      3,163      6.31      3,049      6.86      2,797      6.10
                             -------    -----     -------    -----    -------     -----    -------    ------    -------     -----
   Total loans               $68,934              $59,232             $55,191              $44,843              $46,253
                             =======              =======             =======              =======              =======
Less:
   Loans in process         $(6,064)    (9.93)%    (5,243)   (9.79)%  $(4,670)    (9.32)%  $   (20)    (0.05)%  $     -         -%
   Discounts and other, net    (217)    (0.35)       (190)   (0.35)      (189)    (0.38)      (193)    (0.43)      (229)    (0.50)
   Allowance for loan losses   (251)    (0.40)       (266)   (0.50)      (231)    (0.46)      (189)    (0.43)      (172)    (0.38)
                             -------    -----      ------    -----     ------     -----     ------    ------     ------     -----

   Total loans, net         $ 62,402      100%    $53,533      100%    $50,101      100%   $44,441       100%   $45,852       100%
                             =======    =====      ======    =====     =======    =====     ======    ======     ======     =====


   The following table shows the maturity of the Bank's loan portfolio at September 30, 1996, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reflected as due during the year ended September 30, 1996. The table below does not include an estimate of prepayments, which significantly shortens the average life of all mortgage loans and will cause the Bank's actual repayment to differ from that shown below.

                                 LOAN MATURITIES


                                  DUE DURING THE YEAR
                                  ENDING SEPTEMBER 30,
                                  -------------------               DUE AFTER      DUE AFTER      DUE AFTER   DUE AFTER
                                   1997       1998          1999    3-5 YEARS     5-10 YEARS    10-15 YEARS    15 YEARS       TOTAL
                                   ----       ----          ----    ---------     ----------    -----------    --------       -----

                                                                  (In thousands)
Real estate mortgage loans      $ 2,197     $2,375       $ 2,566      $ 5,769        $19,019        $11,693     $ 4,427     $48,046

Construction loans(1)            11,777          -             -            -              -              -           -      11,777

All other loans                     779        857           943          250              -              -           -       2,829
                                -------     ------       -------      -------        -------        -------     -------     -------
Total                           $14,753     $3,233       $ 3,509      $ 6,019        $19,019        $11,693     $ 4,427     $62,652
                                =======     ======       =======      =======        =======        =======     =======     =======

--------------------

(1)The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months; provided, the builder restructures the loan to provide for principal reduction or finds permanent financing that will pay off the construction loan.

   The following tables set forth at September 30, 1996, the dollar amount of loans due after September 30, 1996 based upon whether such loans have fixed interest rates or adjustable interest rates:

                                                                                    1996
                                                                   ---------------------------------------
                                                                   FIXED         FLOATING OR
                                                                   RATES      ADJUSTABLE RATES     TOTAL
                                                                   -----      ----------------     -----

                                                                               (In thousands)
Real estate mortgage loans                                        $48,974           $10,061         $59,035
Commercial loans                                                      484                --             484
Savings and installments loans                                      2,883                --           2,883
                                                                   ------            ------           -----
     Total                                                        $52,341           $10,061         $62,402
                                                                   ======            ======          ======

     The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                   1996            1995               1994
                                                                   ----            ----               ----

                                                                              (IN THOUSANDS)
Loan Originations:
     Real estate mortgage loans                                   $46,096          28,368            25,435
     All other loans                                                1,125           1,648             2,162
                                                                  -------          ------            ------
        Total                                                     $47,221          30,016            27,597
                                                                  =======          ======            ======
Portfolio Loan Purchases:
     Real estate mortgage loans                                   $    --           1,349             5,360
                                                                  =======          ======            ======
Portfolio Loan Sales Proceeds:
     Real estate mortgage loans                                   $ 4,360           1,034             1,593
                                                                  =======          ======            ======
Principal Repayments:
     Real estate mortgage loans                                    34,928          25,227            18,245
     All other loans                                                  399           1,355             2,244
                                                                  -------          ------            ------
        Total                                                     $35,327          26,582            20,489
                                                                  =======          ======            ======



         ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

         The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Any interest income on a nonaccrual loan is recognized only on a cash basis. See "--Nonperforming Assets."

         Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. Senior management and the Company's board of directors are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the board of directors as to loan charge-offs on a monthly basis.

         At September 30, 1996 and 1995, loans accounted for on a nonaccrual basis were approximately $203,000 and $82,000, respectively, or 0.32% and 0.15% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $343,000 and $219,000 at September 30, 1996 and 1995, respectively.

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's historical loan loss experience, the level, severity, and trend of criticized assets, the distribution of loans by risk class, and various qualitative factors such as current and anticipated economic conditions.

         As discussed in the "Business--Construction Lending" section of this Report, the Bank began construction lending activities in March of 1994. As of September 30, 1996, the Bank has not experienced significant loss on the construction loan portfolio. Since these lending activities are fairly new to the Bank, the Bank does not have the same historical data available for construction loans as for other loans. Due to the concentration of these loans, a default by certain construction loan borrowers or other financial difficulty could result in a significant addition to the allowance for loan losses.

         While it is the Company's policy to charge off loans in the period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of the Company's examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; as such, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While all information available is used by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. The Company's Board of Directors reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, which are classified are loans which are greater than 90 days delinquent. However, the Board of Directors may also classify loans less than 90 days delinquent should such classification be considered necessary.

         The Company's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to banks' provisions for loan losses and allowances for loan losses as the regulators' credit evaluations and allowance for loan loss methodology have differed from those of the management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. The Company attempts to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses. See "Business -- Supervision and Regulation."

         Management believes that the $251,000 in allowance for loan losses at September 30, 1996 (0.40%) of total outstanding loans, net of unearned income at such date, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio. At September 30, 1996, $118,000 of the allowance for loan losses was reserved for possible losses on construction loans, $53,000 was reserved for possible losses on real estate mortgage loans, and the remaining $80,000 was reserved for all other loan classifications.

         The following table summarizes the levels of the allowance for loan losses at the end of the last five years:

                                                           YEAR ENDED SEPTEMBER 30,
                                                           ------------------------
                                               1996       1995       1994      1993      1992
                                               ----       ----       ----      ----      ----

                                                                (In thousands)
Balance at beginning of period                $  266     $  231     $  189       172       180
Charge-offs:
     Real estate                                   3          1         10         4      --
     Installment                                  14         14          6        17        70
                                              ------     ------     ------    ------    ------
        Total charge-offs                         21         15         16        21        70
                                              ------     ------     ------    ------    ------
Recoveries:
     Real estate mortgage                         --         --         --        --         9
     Installment                                   2         21          8         8        18
                                              ------     ------     ------    ------    ------
        Total recoveries                           5         21          8         8        27
                                              ------     ------     ------    ------    ------
Net loans (recovered) charged off                 16         (6)        13        13        43
Provisions for loan losses                         1         29         50        30        35
                                              ------     ------     ------    ------    ------
Balance at end of period                      $  251     $  266     $  231    $  189    $  172
                                              ======     ======     ======    ======    ======
Ratio of net charge-offs to total loans
  outstanding net of unearned income           (0.02)%    (0.01)%     0.02%     0.03%     0.09%
                                              ======     ======     ======    ======    ======
Ratio of allowance for loan losses to loans
  outstanding, net of unearned income           0.40%      0.49%      0.46%     0.42%     0.37%
                                              ======     ======     ======    ======    ======

         As indicated in the above table, loan loss provisions recorded by the Bank have been at modest levels since fiscal 1992, as credit quality of the Company's loans has substantially improved.

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily an indication of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       AT SEPTEMBER 30,
                                                                       ----------------
                                                                 1996                   1995
                                                        ----------------------  ------------------------
                                                             PERCENT OF LOANS           PERCENT OF LOANS
                                                             IN EACH CATEGORY           IN EACH CATEGORY
                                                   AMOUNT     TO TOTAL LOANS   AMOUNT    TO TOTAL LOANS
                                                   ------     --------------   ------    --------------

                                                                      (In thousands)

Construction loans                                 $ 118            47%        $  83             31%
Real estate mortgage loans                            53            21            90             34
All other loans                                       80            32            93             35
                                                    ----           ---          ----            ---
    Total allowance for loan
      losses                                       $ 251           100%        $ 266            100%
                                                    ====           ===         =====            ===


         On October 1, 1994, the Company adopted the Financial Accounting Standards Board's Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), as amended by FAS 118. FAS 114 addresses the accounting by creditors for impairment of certain loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under FAS 114, creditors are permitted to use existing methods for recognizing interest income on impaired loans. FAS 114 requires that an entity disclose its policy for recognizing interest income on impaired loans, including how cash receipts are recorded. The effect of the adoption of FAS 114 was immaterial. At September 30, 1996 and 1995, there were no impaired loans and no specific reserve for impaired loans.

         NONPERFORMING ASSETS

         The Bank has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. The Bank monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on nonaccrual status, accruing loans which are past due 90 days or more, and foreclosed real estate.

         The Company's policy generally is to place a loan on nonaccrual status when there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower is able to make periodic interest and principal payments and the loan is no longer delinquent and is returned to accrual status.

         Nonperforming assets were $546,000, $330,000, and $516,000 at September 30, 1996, 1995 and 1994, respectively. These levels represent an increase of $216,000 (65.45%) between September 30, 1996 and 1995, compared to a decline of $186,000 (36.05%) between September 30, 1995 and 1994. The increase in nonperforming assets in 1996 coincides with the increase in loan balances. As a percentage of total loans, nonperforming assets continue to be at levels which management considers to be acceptable and commensurate with its conservative lending policies.

         An analysis of the components of nonperforming assets at the end of the last three years is presented in the following table:



                                                                              NONPERFORMING ASSETS


                                                                                 AT SEPTEMBER 30,
                                                                     ---------------------------------------
                                                                    1996               1995              1994
                                                                   ------             ------            -----

                                                                                 (IN THOUSANDS)
Loans accounted for on a non-accrual basis:
Real estate mortgage loans                                         $    147         $     24         $    126
All other loans                                                          56               58               25
                                                                   --------         --------         --------
         Total                                                          203               82              151
                                                                   --------         --------         --------
Accruing loans which are past due 90 days or more:
Real estate mortgage loans                                              342              170              304
All other loans                                                           1               49               27
                                                                   --------         --------         --------
         Total                                                          343              219              331
                                                                   --------         --------         --------
Total of non-accrual and 90 days past due loans                         546              301              482
Foreclosed real estate (net of related loss provisions)
                                                                          0               29               34
                                                                   --------         --------         --------
         Total non-performing assets                               $    546              330              516
                                                                   ========         ========         ========
Nonaccrual and 90 days past due loans as a % of total loans
                                                                       0.87%            0.56%            0.95%
                                                                   ========         ========         ========
Nonperforming assets as a % of total loans                             0.87%            0.61%            1.02%
                                                                   ========         ========         ========
Total Loans Outstanding                                            $ 62,653         $ 53,799         $ 50,521


         If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $14,192, $11,023 and $11,089 for the years ended September 30, 1996, 1995 and 1994, respectively. The amount of interest income earned and collected on nonaccrual loans which is included in income was $6,162, $4,064, and $30,098 for 1996, 1995, and 1994, respectively.

         Management regularly reviews and monitors the loan portfolio in a effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

         DEPOSITS

         Total deposits increased $1,263,000 (2.0%) to $64,095,000 at September 30, 1996, as compared to $62,832,000 at September 30,1995. Deposits at September 30,1995 showed a slight decrease of $1,942,000 (3.0%) over total deposits at September 30, 1994. Non-interest-bearing demand deposits were $1,087,000, $1,516,000, and $1,287,000, while total interest-bearing deposits were $63,008,000, $61,316,000 and $63,487,000 at September 30, 1996, 1995, and 1994,
respectively.

         The Bank's deposit mix at September 30, 1996 remained fairly constant compared to year-end 1995. There was a slight increase of $158,000 (1.6%) in passbook savings accounts. Other changes included decreases of $502,000 (6.9%) and $40,000 (8%) in NOW accounts and money market demand accounts. Certificates of deposits other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates ("Jumbos"), increased $1,364,000 (3.2%). Non-interest-bearing demand deposits decreased $429,000 (28.3%). During 1996, certificates of deposit comprised approximately 71.7% of total deposits while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 26.6% of the Bank's total deposit. Jumbos comprised 2.4% of total deposits at September 30, 1996.

         The composition of total deposits for the last three years is presented in the following table:


                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                    1996                              1995                        1994
                                                    ----                              ----                        ----
                                                                    (Dollar amounts in thousands)

                                                          % change from                    % change                     % change
                                                               prior                      from prior                   from prior
                                           Amount            year-end         Amount       year-end       Amount        year-end
Demand deposits                          $   1,087            (28.30)%     $  1,516          17.79%      $   1,287        95.00 %

Interest bearing deposits:

   NOW accounts                              6,741             (6.93)%        7,243          (1.42)%         7,347         4.35 %

   Money market demand                         463             (7.95)%          503          (3.82)%           523       (27.56)%

   Passbook savings                          9,861              1.63%         9,703         (12.47)%        11,085         1.26 %

   Certificates of deposit other

   than Jumbos                              44,395              3.17%        43,031          (1.88)%        43,857        (6.28)%

Jumbos                                       1,548             85.17%           836          23.85%            675        80.00 %
                                            ------             -----        -------         ------         -------        -----

   Total interest bearing deposits          63,008              2.76%        61,316          (3.42)%        63,487        (3.63)%
                                            ------             -----         ------        -------          ------        -----

         Total deposits                     64,095              2.01%        62,832          (3.00)%        64,774        (2.66)%
                                            ======            ======         ======        =======          ======        =====


         The following tables set forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented based on average daily balances:

                                               AT SEPTEMBER 30, 1996
                                               ---------------------
INTEREST                                                          MINIMUM
   RATE   TERM                      CATEGORY                      BALANCE       BALANCES     PERCENTAGE OF TOTAL
--------  ----                      --------                      -------       --------     -------------------
                                       (In thousands except minimum balance)
 -  %     None       Non-interest bearing demand                      50        $  1,087           1.70 %
2.50%     None       NOW accounts                                    250           6,741          10.52 %
2.50%     None       Money market checking                            50             463            .72 %
2.50%     None       Passbook savings                                 50           9,861           5.38 %
3.75%     3 months   Fixed-term Fixed-rate Certificate               250             275           0.43 %
5.13%     6 months   Fixed-term Fixed-rate Certificate               250           9,873          15.40 %
5.25%     12 months  Fixed-term Fixed-rate Certificate               250           9,734          15.19 %
5.38%     18 months  Fixed-term Fixed-rate Certificate               250           3,504           5.47 %
5.50%     IRA        Fixed-term Fixed-rate Certificate               250           8,407          13.12 %
5.38%     30 months  Fixed-term Fixed-rate Certificate               250          10,436          16.28 %
5.52%     1 month    Fixed-term Fixed-rate Certificate           100,000           1,548           2.42 %
5.38%     4 year     Fixed-term Fixed-rate Certificate             1,500             680           1.06 %
5.50%     5 year     Fixed-term Fixed-rate Certificate             1,500           1,486           2.32 %
 -  %     IRA        Fixed-term Fixed-rate Certificate               250             -               -  %
                                                                                  ------         ------
                                                                                  64,095         100.00 %
                                                                                  ======         ======


                                               AT SEPTEMBER 30, 1996
                                               ---------------------
INTEREST                                                          MINIMUM
   RATE   TERM                      CATEGORY                      BALANCE       BALANCES     PERCENTAGE OF TOTAL
--------  ----                      --------                      -------       --------     -------------------
                                       (In thousands except minimum balance)
 -  %     None       Non-interest bearing demand                      50        $ 1,516           2.41 %
2.50%     None       NOW accounts                                    250          7,243          11.53 %
2.50%     None       Money market checking                            50            503           0.80 %
2.50%     None       Passbook savings                                 50          9,703          15.44 %
3.75%     3 months   Fixed-term Fixed-rate Certificate               250            348           0.55 %
5.44%     6 months   Fixed-term Fixed-rate Certificate               250          9,612          15.30 %
5.66%     12 months  Fixed-term Fixed-rate Certificate               250          8,357          13.30 %
5.54%     18 months  Fixed-term Fixed-rate Certificate               250           2,78           4.43 %
6.25%     IRA        Fixed-term Fixed-rate Certificate               250           7,91          12.70 %
5.50%     30 months  Fixed-term Fixed-rate Certificate               250          12,69          19.37 %
4.86%     1 month    Fixed-term Fixed-rate Certificate           100,000            836           1.33 %
6.85%     4 year     Fixed-term Fixed-rate Certificate             1,500            610           0.98 %
7.02%     5 year     Fixed-term Fixed-rate Certificate             1,500          1,171           1.86 %
 -  %     IRA        Fixed-term Fixed-rate Certificate               250           -               -   %
                                                                                 -------         ------
                                                                                 $62,832         100.00 %
                                                                                 =======         ======


         Information about the average balances of interest-bearing demand deposits and time deposits for the periods indicated based upon average balances is provided below:

                                                         YEAR ENDED SEPTEMBER 30,
                                                         ------------------------
                                            1996                   1995                       1994
                                       ---------------        ---------------          ------------------

                                                        (Dollar amounts in thousands)

                                       INTEREST               INTEREST                INTEREST
                                       BEARING                 BEARING                 BEARING
                                       DEMAND       TIME       DEMAND       TIME       DEMAND      TIME
                                       DEPOSITS   DEPOSITS    DEPOSITS    DEPOSITS    DEPOSITS   DEPOSITS
                                       --------   --------    --------    --------    --------   --------

Average balance                        $16,835    $45,583     $18,507     $44,686      $1,880     $46,272
Average rate                              3.15%      5.43%       2.97%       4.95%       2.88%       4.05%


         The following table presents changes in deposits for the periods indicated:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                      1996              1995            1994
                                                      ----              ----            ----

                                                           (Dollar amounts in thousands)

Opening balance                                       $62,832          $64,774          $66,541
Net deposits(withdrawals)                                (626)          (3,901)          (3,816)
Interest credited on deposits                           1,889            1,959            2,049
                                                     --------        ---------          -------

Ending balance                                       $ 64,095          $62,832          $64,774
                                                     ========          =======          =======

    Total increase (decrease) in deposits            $  1,263          $(1,942)         $(1,767)
                                                     ========          =======          =======
    Percentage increase (decrease)                       2.01%           (3.00)%          (2.66)%
                                                     ========          =======          =======


         The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at September 30, 1996, 1995, and 1994:

                                                             YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                     1996              1995              1994
                                                     ----              ----             -----

                                                                   (In thousands)
Interest Rate
-------------
2.00-2.99%                                         $   119           $     -          $   202
3.00-3.99%                                             276             1,163           11,291
4.00-4.99%                                           1,507             7,784           30,640
5.00-5.99%                                          38,106            20,450            2,075
6.00-6.99%                                           4,889            13,449              323
7.00-7.99%                                           1,046             1,021                1
                                                   -------           -------          -------

Total                                              $45,943           $43,867          $44,532
                                                   =======           =======          =======


      There were no certificates of deposit with an interest rate less than 2.0% at September 30, 1996 or 1995. At September 30, 1996, the Company had outstanding approximately $45.9 million in certificate accounts that mature as follows:

                                                                            AMOUNT DUE
                                        --------------------------------------------------------------------------------------------
                                          LESS          ONE         TWO TO         THREE         FOUR
                                        THAN ONE      TO TWO        THREE         TO FOUR       TO FIVE
                                          YEAR         YEARS        YEARS          YEARS         YEARS      THEREAFTER       TOTAL
                                        --------      ------       -------        -------       -------     ----------       -----
                                                                 (In thousands)
Interest Rate
-------------
2.00-2.99%                             $     119     $     -       $     -       $     -       $     -       $     -       $     119
3.00-3.99%                                   276           -             -             -             -             -             276
4.00-4.99%                                 1,507           -             -             -             -             -           1,507
5.00-5.99%                                30,639         5,415         1,639           119           294           -          38,106
6.00-6.99%                                 1,515         2,700           494           180           -             -           4,889
7.00-7.99%                                     0             0           239           807           -             -           1,046
                                       ---------     ---------     ---------     ---------     ---------     ---------     ---------

      Total                            $  34,056     $   8,115     $   2,372     $   1,106     $     294     $     -       $  45,943
                                       =========     =========     =========     =========     =========     =========     =========



         Certificates of deposit of $100,000 or more, other than Jumbos, mature as follows at September 30, 1996:

                                                                            AMOUNT DUE
                                        --------------------------------------------------------------------------------------------
                                          LESS          ONE         TWO TO         THREE         FOUR
                                        THAN ONE      TO TWO        THREE         TO FOUR       TO FIVE
                                          YEAR         YEARS        YEARS          YEARS         YEARS      THEREAFTER       TOTAL
                                        --------      ------       -------        -------       -------     ----------       -----
                                                                 (In thousands)
Interest Rate
-------------
2.00-2.99%                             $     -       $     -       $     -       $     -       $     -       $     -       $     -
3.00-3.99%                                   111           -             -             -             -             -             111
4.00-4.99%                                   100           -             -             -             -             -             100
5.00-5.99%                                 1,388           230           -             -             100           -           1,718
6.00-6.99%                                   -             -             -             -             -             -             -
7.00-7.99%                                   100           -             100           -             300           -             500
                                       ---------     ---------     ---------     ---------     ---------     ---------     ---------
     Total                             $   1,699     $     230     $     100     $     -       $     400     $     -       $   2,429
                                       =========     =========     =========     =========     =========     =========     =========

         Jumbos mature as follows at September 30, 1996:

                                                        AMOUNT DUE
                       ----------------------------------------------------------------------------------------
                         LESS             ONE           TWO TO           THREE           FOUR
                       THAN ONE         TO TWO          THREE           TO FOUR         TO FIVE
                         YEAR            YEARS          YEARS            YEARS           YEARS          TOTAL
                       --------         ------         -------          -------         -------         -----
                                                                               (In thousands)
Interest Rate
2.00-2.99%             $   --          $   --          $   --          $   --          $   --          $   --
3.00-3.99%                  119               0               0               0               0             119
4.00-4.99%                    0               0               0               0               0               0
5.00-5.99%                  854               0               0               0               0               0
6.00-6.99%                  175             400               0               0               0             575
7.00-7.99%                    0               0               0               0               0               0
                       --------        --------        --------        --------        --------        --------
     Total             $  1,148        $    400        $      0        $      0        $      0        $  1,548
                       ========        ========        ========        ========        ========        ========

         The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the "Consolidated Average Balance, Interest Income/Expense and Yields/Rates" table below:

     CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD RATES

                                                                             Year ended September 30,
                                                                             ------------------------
                                                   1996                                1995
                                     --------------------------------     -------------------------------
                                       Average                 Yield/       Average                Yield/
                                       Balance     Interest     Cost        Balance     Interest    Cost
Interest Earning Assets:
Total investment securities           24,717,374   1,732,093    7.01%     29,559,792   1,909,814    6.46%
Loans receivable                      58,902,758   4,888,183    8.30%     50,969,731   4,291,653    8.42%
                                     -----------  ----------    -----    -----------  ----------    ----
Total interest earning assets         83,620,132   6,620,276    7.92%    $80,529,523   6,201,467    7.70%
Allowance for loan losses               (259,024)                           (255,771)
Cash and amounts due from              1,752,025                             765,359
  depository institutions
Premises and equipment                 1,686,613                           1,328,517
Foreclosed real estate                    26,479                              19,257
Accrued interest receivable              478,798                             454,080
Other assets                             344,974                             576,294
Investments in Affiliates                224,635                                 -
                                     -----------                         -----------
                                     $87,882,937                         $83,417,259
                                     ===========                         ===========
Total assets
Interest Bearing Liabilities:
Deposits:
Now accounts                         $ 6,634,502  $  247,025    3.72%    $ 6,819,336  $  241,954    3.55%
Money market demand                      474,725       5,152    1.09%        506,936       6,228    1.23%
Passbook savings                       9,724,844     279,365    2.87%     11,180,900     300,705    2.69%
Certificates of deposit, other than
  Jumbos                              44,264,201   2,427,543    5.48%     43,555,875   2,173,867    4.99%
Jumbos                                 1,319,337     346,952    3.56%      1,130,134      37,636    3.33%
                                     -----------  ----------    ----      ----------   ---------    ----
  Total interest-bearing deposits     62,417,609   3,006,037    4.82%     63,193,181   2,760,390    4.37%
Borrowed funds                         8,978,744     553,372    6.16%      5,368,525     337,375    6.28%
                                     -----------  ----------    ----     -----------  ----------    ----
   Total interest-bearing liabilities 71,396,353   3,559,409    4.99%     68,561,706   3,097,765    4.52%
Non-interest bearing demand
   deposits                            1,222,123                           1,239,805
Advances by borrowers for property
   taxes                                 328,858                             337,710
Accrued interest payable                 655,018                             355,538
Income taxes payable                     463,812                             430,629
Accrued expenses and other               238,643                             162,070
                                     -----------                         -----------
   liabilities
   Total liabilities                  74,304,807                          71,087,458
Stockholder's equity                  13,578,131                          12,386,160
                                     -----------                         -----------
   Total liabilities & stockholder's
    equity                           $87,882,937                         $83,473,618
                                     ===========                         ===========
Net interest income                                3,060,867                           3,103,702    3.18%
                                                  ==========                          ==========  ======
Interest rate spread                                            2.93%
                                                              ======
Net yield on total interest earning
    assets                                                      3.66%                               3.85%
                                                              ======                              ======
Average interest earning assets to
   average total interest-bearing
   liabilities ratio                                          117.12%                             117.46%
                                                              ======                              ======



                                                    1994
                                      ------------------------------------
                                        Average                    Yield/
                                        Balance       Interest      Cost
Interest Earning Assets:
Total investment securities           13,282,131     1,688,142       5.40%
Loans receivable                      47,280,290     3,982,406       8.42%
                                     -----------    ----------       ----
Total interest earning assets         78,562,421     5,670,548       7.22%
Allowance for loan losses              (230,066)
Cash and amounts due from                672,451
  depository institutions
Premises and equipment                 1,334,963
Foreclosed real estate                   119,156
Accrued interest receivable              432,934
Other assets                             563,832
Investments in Affiliates                   -
                                     -----------
                                     $81,455,691
                                     ===========
Total assets
Interest Bearing Liabilities:
Deposits:
Now accounts                         $ 7,141,205    $  236,088       3.31%
Money market demand                      618,578    $    6,880       1.11%
Passbook savings                      11,119,725    $  300,496       2.70%
Certificates of deposit, other than
  Jumbos                              45,722,089    $1,845,532       4.04%
Jumbos                                   550,000        26,528       4.82%
                                     -----------    ----------
  Total interest-bearing deposits     65,151,597    $2,415,524       3.71%
Borrowed funds                         7,056,214    $  416,806       5.91%
                                     -----------    ----------       ----
   Total interest-bearing liabilities 72,207,811    $2,832,330       3.92%
Non-interest bearing demand
   deposits                            1,039,327
Advances by borrowers for property
   taxes                                 392,135
Accrued interest payable                 384,785
Income taxes payable                      58,280
Accrued expenses and other               131,048
                                     -----------
   liabilities
   Total liabilities                  74,213,386
Stockholder's equity                   7,242,305
                                     -----------
   Total liabilities & stockholder's
    equity                           $81,455,691
                                     ===========
Net interest income                                  2,838,218
                                                    ==========
Interest rate spread                                                 3.30%
                                                                   ======
Net yield on total interest earning
    assets                                                           3.61%
                                                                   ======
Average interest earning assets to
   average total interest-bearing
   liabilities ratio                                               108.80%
                                                                   ======


      The following table presents the maturities of certificates of deposit at September 30, 1996 and 1995:

                                                                         MATURITIES OF TIME DEPOSITS
                                                                                 SEPTEMBER 30,
                                                                        1996                        1995
                                                                        ----                        ----
                                                                               (In thousands)

Three months or less                                                   $ 8,099                    $ 8,211
After three within six months                                           10,655                      9,886
After six within twelve months                                          15,302                      7,834
One year to two years                                                    8,115                      5,235
Two years to three years                                                 2,372                      2,959
Three years to four years                                                1,106                      8,858
Four years to five years                                                   294                        884
                                                                       -------                    -------

         Total                                                         $45,943                    $43,867
                                                                       =======                    =======

Weighted average rate on all certificates of deposit
     at period-end                                                        5.53%                      5.59%
                                                                       =======                    =======


         SHORT-TERM BORROWINGS

         Short-term borrowings (those with maturities of one year or less) consist primarily of borrowings from FHLB of Atlanta and, to a smaller extent, borrowings under the Company's line of credit. The balances outstanding at September 30, 1996 and 1995 were $4,614,017 and $2,367,540, respectively. The interest rates on these advances are fixed and average 5.41% at year-end 1996 and 7.20% at year-end 1995.

         As mentioned above, the Company has a line of credit of up to $1,500,000 which bears interest at the prime lending rate plus 1%. The line of credit requires monthly interest payments and payments of the outstanding balance on May 20, 1997. At September 30, 1996, the prime lending rate was 8.25% and the outstanding balance on the line of credit was $900,253.

         CAPITAL RESOURCES

         The Company's consolidated stockholders' equity was $12,888,000 and $14,771,000 at September 30, 1996 and 1995, respectively. The 1996 results are a decrease of $1,883,000 (12.7%) while the 1995 results were an increase of $7,509,000 (103.4%) from 1994. The decrease in 1996 was primarily due to a special cash dividend to shareholders of $2.00 per share. The increase in 1995 was due primarily to the initial public offering and earnings. Net proceeds from the initial public offering in February 1995 amounted to $7,248,000.

         There were no dividends declared prior to 1995 due to the mutual form of ownership of the Company. During 1996, however, cash dividends of $1,918,000, or $2.50 per share, were declared on the Common Stock. The cash dividends declared during 1996 included a special dividend of

$2.00 per share, paid in connection with the Company's equity management programs. The Company's special dividend in 1996 should be considered a non-recurring event and, although the Company plans to continue a dividend payout policy that allows it to maintain adequate capital to support future growth and capital adequacy, the current common dividend payout ratio, which is based in part on excess capital, cannot be viewed as a guarantee of future dividend payments. Management believes that a strong capital position is vital to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "Business of the Bank--Supervision and Regulation."

         Certain financial ratios for the Company at the end of the last three
(3) years are presented in the following table:

                                                                                       EQUITY AND ASSETS RATIO
                                                                                            September 30,
                                                                                            -------------
                                                                             1996                1995             1994
                                                                             ----                ----             ----
Return on average assets                                                     (0.02)%             0.73%           10.44%
Return on average stockholder's equity                                       (0.12)%             4.94%            4.98%
Common dividend payout ratio                                             (11512.72)%            40.73%               -
Average stockholders' equity to average assets                               15.45 %            14.84%            8.89%


         The FIRREA and the implementing regulations of the OTS, which became effective on December 7, 1989, changed the capital requirements applicable to thrifts, including the Company, and the consequences for failing to comply with such standards. The capital standards include (i) a core capital requirement,
(ii) a tangible capital requirement, and (iii) a risk-based capital requirement. FIRREA specifies such capital requirements and states that such standards shall be no less stringent than the capital standards applicable to national banks. The OTS has issued guidelines identifying minimum regulatory tangible capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. The Company's compliance with these regulatory capital requirements at September 30, 1996, is illustrated in the following table:

                                                                     AT SEPTEMBER 30, 1996
                                                                     ---------------------
                                                    TANGIBLE                 CORE                RISK-BASED
                                                    CAPITAL                 CAPITAL                CAPITAL
                                                    -------                 -------                -------
Retained Earnings                               $   12,887,814         $   12,887,814         $   12,887,814

General valuation allowance                               --                     --                  250,714

Regulatory capital                                  12,887,814             12,887,814             13,138,528

Regulatory asset base                               90,281,934             90,281,934             49,788,000

Capital ratio                                            11.98%                 11.98%                 21.72%

Minimum required ratio                                    1.50%                  3.00%                  8.00%

Capital ratio required for
"well-capitalized" designation                            --                     5.00%                 10.00%


         LIQUIDITY

         Liquidity is the Bank's ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, the Bank could experience higher costs of obtaining funds due to insufficient liquidity. On the other hand, excessive liquidity could lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

         Asset liquidity is provided primarily through cash, the repayment and maturity of investment securities, and the sale and repayment of loans.

         Sources of liability liquidity include customer deposits and participation in the Federal Home Loan Bank's (FHLB) advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. The Bank can borrow up to 75% of its mortgage loans which are backed by one-to-four family residential properties, for a maximum of approximately $35,887,000. At September 30, 1996, the Bank had credit available, net of advances drawn down, of approximately $25,230,000. The Bank drew down such advances in order to fund new one-to-four family construction loans.

         On a consolidated basis, net cash provided by operating activities decreased $724,000 (63.6%) to $415,000 from $1,139,000 at September 30, 1996 and
1995, respectively. The $5,979,000 in net cash used in investing activities during 1996 consisted primarily of a $8,761,000 increase in net loans originated, $4,541,000 in purchases of investment securities available for sale and net proceeds from repayments/maturities and purchases of investments securities held to maturity and available for sale of $7,314,000. The $3,725,000 in net cash provided by financing activities resulted from an increase of $1,262,000 in deposits, coupled with a net increase of

$4,889,000 in borrowed funds, payment of $1,918,000 in common stock dividends, and net issuance of and contributions to the employee stock ownership plan of $501,000.

         The Bank's liquidity ratio at September 30, 1996 was 12.88% compared to 10.63% on September 30, 1995 and 6.67% on September 30, 1994. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's expectations to the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in loan origination. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. The Bank paid no dividends to the Company during 1996 or 1995. See "Business -- Regulations and Supervision."

         The Company also requires cash for various purposes including servicing debt, paying dividends to shareholders and paying general corporate expenses. The primary source of funds for the Company is dividends from the Bank. The Bank's capital levels meet the requirements for a "well capitalized" institution and enable the Bank to pay dividends to the Company. In addition to dividends, the Company has access to various capital markets and other sources of borrowings.

         The Company retained $3,624,000 of the net proceeds from the initial public offering of common stock in 1994. Substantially all of those funds have been used to pay dividends, (including the special $2.00 per share dividend in 1996), acquire treasury stock, invest in affiliates and pay general corporate expenses. Accordingly, the Company will likely rely on dividends from the Bank to repay borrowings under the line of credit and to continue paying dividends to shareholders.

         INTEREST RATE SENSITIVITY MANAGEMENT

         An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Committee (ALCO) is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitive gap ("gap") is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. A gap ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Company's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 1996, the Company had a negative one-year gap of 87.35% and a cumulative five-year positive gap of 112.2%, as a result of which its net interest income could be adversely affected by rising interest rates and positively affected by falling interest rates. At September 30, 1995, the Company had a positive one-year gap of 105% and a cumulative five-year positive gap of 120.4%. At September 30, 1994, the Company had a negative one-year gap of 90.4% and a cumulative positive five-year gap of 107.8%. Consistent with a positive gap during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, the Company experienced a decrease in its interest rate spread. Conversely, consistent with a negative gap, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, the Company experienced an increase in its interest rate spread.

         There are other factors that may affect the interest rate sensitivity of the Company's assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on the sensitivity of the Company to changes in market interest rates. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of the loan. The Company's portfolio of one-to-four family residential mortgage loans includes $10.0 million (16.1% of the Bank's total loan portfolio) of adjustable rate loans with restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the "Asset and Liability Management Report" prepared by Morgan Keegan & Company, Inc. in order to assist the Company in determining the Company's gap and interest rate position. Through use of this report, ALCO analyzed the effect of an increase or decrease of up to 400 basis points on the market value of the Company's portfolio equity (MVPE) at September 30, 1996. At a 400 basis point increase, the Company's MVPE increased approximately $107,000 and, at a 400 basis point decrease, the Company's MVPE decreased approximately $146,000 Management determined that these changes in MVPE were acceptable at September 30, 1996.

         The following tables set forth information regarding the projected maturities and repricing of the major asset and liability categories of the Company as of September 30, 1996 and 1995. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the tables are different from those presented in other tables and the financial statements and accompanying notes included therein.

                                             INTEREST SENSITIVITY GAP


                                                                           September 30, 1996
                                                                           ------------------
                                              One                     Two to
                                              year       One to        three      Three to     Four to       Over
                                            or less     two years      years     four years  five years   five years    Total
                                           --------      -------      -------      -------      ------     -------     -------
                                                                          (In thousands)
Interest-earning assets:

    Mortgage loans                         $ 29,477      $ 5,319      $ 4,600      $ 3,971      $3,423     $12,784     $59,573

    All other loans                             714          786          864          464        --          --         2,829

    Collateralized mortgage obligations       6,705        1,080           93         --          --          --         7,878

    Mortgage-backed securities                4,444          232          249          267         288         612       6,091

    Investments(1)                            3,757        1,761         --           --          --         2,301       7,820
                                           --------      -------      -------      -------      ------     -------     -------

       Total interest earnings             $ 45,097      $ 9,178      $ 5,806      $ 4,702      $3,711     $15,697     $84,191
                                           ========      =======      =======      =======      ======     =======     =======

Interest-bearing liabilities:

    Deposits                                 42,225        5,538        5,534        1,631       1,631       7,535      64,095

    Borrowed funds                            9,401          679          308          292         277        --        10,958
                                           --------      -------      -------      -------      ------     -------     -------

       Total interest earnings             $ 51,627      $ 6,217      $ 5,842      $ 1,923      $1,908     $ 7,535     $75,053
                                           ========      =======      =======      =======      ======     =======     =======

Interest sensitivity gap                     (6,529)       2,961          (36)       2,779       1,802       8,162       9,138

Cumulative interest sensitivity gap          (6,529)      (3,569)      (3,605)        (826)        976       9,138       9,138

Ratio of cumulative interest
    sensitivity gap to total
    interest earning assets                   (7.76)%      (4.24)%      (4.28)%      (0.98)%      1.16%      10.85%      10.85%

Ratio of cumulative interest
    sensitivity gap to total
    assets of $90,282                         (7.23)%      (3.95)%      (3.99)%      (0.91)%      1.08%      10.12%      10.12%

---------------------
(1)    Includes investments in overnight deposits.

         The Morgan Keegan analysis for 1996 and the preceding table were prepared based upon contractual terms of the asset or liability and with the following assumptions regarding prepayment of loans, CMOs and mortgage-backed securities and decay rates of deposits. These prepayment and decay rate assumptions are management's estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at rates ranging from 12% to 17%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at approximately 10%. The decay rates for money market demand accounts are assumed to be 33% for the first year and 18% thereafter. The decay rates for passbook accounts are assumed to be 56% for the first year and 10% thereafter and the decay rates for NOW accounts are assumed to be 18% for the first year and 33% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable-rate loans in the Bank's portfolio contain conditions which restrict the periodic change in interest rates. See "Business of the Bank -- Residential Lending."

         On October 6, 1994, the Financial Accounting Standards Board issued Financial Accounting Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value Financial Investments" (FAS 119). FAS 119 amends FAS 105 and FAS 107 and provides specific disclosure requirements for derivative financial instruments. FAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets in the current statement of financial position for which the effective date is for fiscal years ending after December 15, 1995. The Company has not entered into derivative products. Therefore, FAS 119 does not have a material effect on the financial statements.


         INTEREST RATE RISK STRATEGY

         The Company has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity between its assets and liabilities. The Company's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed-rate loans and having a predominantly short-term certificate of deposit base, the Company maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year equal to $10,061,000 at September 30, 1996. The Company also sells a significant portion of its fixed-rate loan originations with maturities more than fifteen years in the secondary markets, and directs excess cash flow into short-term and adjustable-rate investment securities. Recent diversification into more interest-sensitive consumer loans and in construction loans in the Birmingham area has also served to reduce the Company's interest-rate risk exposure. The Company has also reduced the interest-rate risk through the use of an increasing level of fixed-rate FHLB advances, which have effectively lengthened the term-to-maturity of liabilities.

         EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely would reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.


RESULTS OF OPERATIONS

         NET INCOME

         For the year ended September 30, 1996, net income decreased $628,000 (102.8%) for a net loss of $17,000 when compared with 1995's net income of $611,000. Earnings per common share of common stock outstanding was a loss of
 .02 cents per share for 1996 versus income per share of $1.17 in 1995. Weighted average shares outstanding in 1996 reflects shares outstanding for the entire year. However, weighted average shares for 1995 only reflects shares outstanding for the 199 days since the initial public offering on February 13, 1995.

         The primary reasons for the decline in net income are an increase in compensation and benefits of $990,000, and the one-time SAIF assessment of $430,230 offset by $619,000 income received in the settlement of the USF&G litigation.

         Net income increased $250,000 (69.2%) during 1995 and decreased $431,000 (54.4%) to $361,000 during 1994. Increases in net interest income and other income are primarily responsible for the 1995 increase while the write-off of the bond claim receivable primarily caused the decline in 1994.

         The items discussed in the preceding paragraphs are discussed more fully below.


         NET INTEREST INCOME

         Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits and borrowed funds. This is the primary component of the Company's earnings. Net interest income was

$3,061,000 for the twelve months ended September 30, 1996. This decrease of $43,000 (1.4%) over 1995 resulted primarily from the increase in interest on deposits and interest on borrowed funds. The net yield decreased 25 basis points as rates on interest-earning assets increased 22 basis points to 7.92%, while cost of funds increased 47 basis points to 4.99% when compared to 1995. The 25 basis point decrease in the interest rate spread is a result of a small decrease in the yield on loans during 1996 and an increase on the yield on interest-bearing liabilities offset by a slight increase in the yield on investments. These changes in yields resulted from the stabilization of interest rates in the market.

         Net interest income for 1995 was $3,104,000, $266,000 (9.4%) higher than 1994 net interest income of $2,838,000. Net interest income for 1994 increased $66,000 (24%) from the 1993 level of $2,772,000. The moderation of the interest rate environment during 1995 and 1994 was the primary reason for the increases in the Company's net interest income for these periods.

         The Company's ALCO conducts a gap analysis in order to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. However, there can be no assurance that such analysis will positively affect earnings. See "Interest Rate Sensitivity Management", and "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" tables appearing elsewhere herein and the "Rate/Volume Variance Analysis" table immediately following this page.


         RATE/VOLUME VARIANCE ANALYSIS

         The following table sets forth information regarding the extent to which changes interest rates and changes in volume of interest assets and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume). Changes in rate/volume have been allocated proportionately between changes in volume and changes in rates.

                                                                   YEAR ENDED SEPTEMBER 30,
                                    1996 VS. 1995                       1995 VS. 1994                        1994 VS. 1993
                                  INCREASE (DECREASE)               INCREASE (DECREASE)                   INCREASE (DECREASE)
                                  -------------------               -------------------                   -------------------
                                        DUE TO                             DUE TO                               DUE TO
                              -----------------------------   -----------------------------------   --------------------------------

                              VOLUME        RATE      TOTAL       VOLUME         RATE       TOTAL      VOLUME      RATE        TOTAL
                              ------        ----      -----       ------         ----       -----      ------      ----        -----
                                                                         (IN THOUSANDS)
                              ------------------------------------------------------------------------------- --------- ------------
Interest Income:
    Investment securities     $ (306)       128        (178)        (947)        1,168        221        (214)    (107)        (321)
    Loans receivable             666        (71)        595          311            (2)       309         314     (369)         (55)
                              ------       ----        ----         ----         -----        ---        ----     ----         ----
Total interest income            360         57         417         (636)        1,166        530         100     (476)        (376)
                              ======       ====        ====         ====         =====        ===         ===     ====         ====

Interest Expense:
    NOW accounts                  (7)        11           4          (11)           17          6           6       (9)          (3)
    Money market demand           (1)        (1)         (2)          (1)            -         (1)         (2)      (1)          (3)
    Passbook savings             (39)        18         (21)           2            (2)         -          (2)       4            2

    Certificates of deposit
    other than jumbos             35        217         252          (88)          416        328        (169)    (342)        (511)
    Jumbos                         6          3           9           28           (17)        11           9      (15)          (6)
    Borrowed funds               229        (11)        218          (99)           20        (79)        135      (56)          79
                              ------       ----        ----         ----         -----        ---        ----     ----         ----
Total interest expense           223        237         460         (169)         (434)      (265)        (23)    (419)        (442)
                              ------       ----        ----         ----         -----        ---        ----     ----         ----


Change in net interest income    137       (180)        (43)        (467)          732        265         123      (57)          66
                              ======       ====        ====         ====         =====        ===         ===     ====         ====


    INTEREST INCOME

    Interest income is a fluctuation of the volume of interest earning assets and their related yields. Interest income was $6,620,000, $6,201,000, and $5,671,000 for the twelve months ended September 30, 1996, 1995, and 1994, respectively. Average interest earning assets increased $3,090,000 (3.8%) during 1996, following an increase of $1,967,000 (2.5%) in 1995 and a decrease of $322,000 (.4%) in 1994. The 1996 and 1995 yield remained constant, reflecting the relative stability of the interest rate environment during 1996 and 1995. The yield on loans receivable in 1994 reflected the downward trend in the interest rate environment during 1994 as the yield declined 78 basis points in 1994. Interest and fees on loans were $4,888,000, $4,292,000, and $3,982,000 for the twelve months ended September 30, 1996, 1995, and 1994, respectively. 1996 interest and fees on loans reflected an increase of $596,000 (13.9%) while the 1995 and 1994 levels reflected increases of $310,000 (7.8%) and $55,000 (1.4%), respectively. The increase in average loans receivable during 1996, offset somewhat by the small decrease in yields in loans during 1996, resulted in the increase in interest and fees on loans for 1996. The increase in average loans receivable during 1995, combined with the stability of yields on loans during the same period, resulted in the increase in interest and fees on loans for 1995. The declines in the average yield on loans receivable during 1994, combined with the decreases of average loans receivable in 1994 resulted in decreases in interest and fee income.

    Interest income on total investment securities, including those held to maturity and those available for sale, decreased $178,000 (9.3%) to $1,732,000 in 1996, compared to a increase of $222,000 (13.2%) during 1995. Interest income on investment securities was $1,910,000, which represented an increase of $222,000 (13.1%) for the twelve months ended September 30, 1995. The average balance outstanding of investment securities, including those held to maturity and those available for sale, decreased $4,791,000 (16.2%) to $24,718,000 in 1996 from $29,507,000 in 1995 following a decrease of $1,775,000 (5.7%) in 1995 from the 1994 level of $31,282,000. The yields on total investment securities were 7.01% in 1996, 6.47% in 1995, and 5.40% in 1994. The decrease in interest income during 1996 was primarily due to the outstanding volume of investment securities declining as a result of prepayments on MBS and CMO securities. The increase in income during 1995 was due to an increase in yield as variable rate investment securities adjusted to the stabilizing interest rate environment which had steadily increased since the second quarter of fiscal 1994. The decrease in income during 1994 was due to both the decline in the average volume outstanding and the drop in the yield on those balances as a result of prepayments on MBS and CMO securities with high coupons.


    INTEREST EXPENSE

    Total average interest-bearing liabilities were $71,396,000, $68,562,000, and $72,208,000 for 1996, 1995 and 1994, respectively. Interest bearing liabilities reflected an increase of $2,834,000 (4.1%) for 1996, followed by decreases of $3,646,000 (5.1%) and $1,504,000 (2.0%) for 1995 and 1994,
respectively. The rates paid on these liabilities increased 47 basis points to 4.99% during 1996, increased 60 basis points to 4.52% during 1995, and decreased 52 basis points to 3.92% during 1994. Total interest expense was $3,559,000 for 1996, $3,098,000 for 1995, and $2,832,000 for 1994, which represented an increase of $461,000 (14.9%) an increase of $266,000 (9.4%) and a decrease of $442,000 (13.5%) during 1996, 1995 and 1994 , respectively. The increase during 1996 resulted from an increase in the rate paid associated with the general rise in market interest rates and an increase in the average balance. The increase in 1995 was caused by the increase in rates, offset somewhat by the decrease in average balance. During 1994, the reduction in interest cost resulted from a drop in rates paid associated with the general decline in market interest rates and the lower average volume outstanding.

    Interest on deposits, the primary component of total interest expense, increased $246,000 (8.9%) to $3,006,000 for 1996. Interest expense on total deposits for 1995 was $2,760,000 and $2,415,000 in 1994, which represented an increase of $345,000 (14.3%) and a decrease of $522,000 (17.8%) in 1995 and
1994, respectively. The average volume of outstanding interest bearing deposits decreased slightly in 1996 but the effect on interest expense was offset by the increase in rates paid due to market conditions. Although the average volume outstanding decreased in 1995, the increase in rates paid due to market conditions resulted in increases.

    Interest expense on borrowed funds, including both short-term and other borrowed funds, was $553,000 in 1996, $337,000 in 1995 and $417,000 in 1994.
These levels represented an increase of $216,000 (95.5%) during 1996 and an decrease of $80,000 (19.2%) during 1995, while interest expense on borrowed funds showed an increase of $79,000 (23.4%) during 1994. The increase in

1996 is a result of the Bank acquiring additional advances of $4,000,000 from the FHLB. The decrease in 1995 is a direct result of the Bank repaying FHLB advances amounting to $5,056,000 through use of cash proceeds from the issuance of common stock in the public offering. The Bank did take out an additional advance of $2,000,000 at the end of September 1995, and at the end of 1995 had $6,058,000 of outstanding FHLB advances. The average balance of FHLB advances outstanding was $8,979,000 for 1996, $5,369,000 for 1995 and $7,056,000 for
1994. The interest cost associated with these advances was $553,000, $337,000, and $417,000 for 1996, 1995, and 1994, respectively.


    PROVISION FOR LOAN LOSSES

    The provision for loan losses is based on management's assessment of the risk in the loan portfolio, as reflected in the amount of recent loan losses. The provision for loan losses was $1,000, $29,000, and $50,000 during 1996, 1995, and 1994, respectively. These provisions for loan losses reflect management's assessment of the quality of the loan portfolio. As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in the Bank's primary market area of Talladega County, Alabama. Management believes that the credit risks associated with this type of loan are significantly lower than other loan types. This belief is substantiated by the low level of net charge-offs which have averaged less than $5,000 each year over the past four years.

    Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures substantially reduce the credit risks associated with this type of loan. See "Business of the Bank--General--Construction Lending." The Bank entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift and hiring the loan officer who originated and managed the portfolio. All of the Bank's residential construction loans are in Hoover, Alabama, a suburb of Birmingham and one of the most affluent areas of the state. Since acquiring the portfolio, the Bank has not suffered a significant loss on a residential construction loan.

    For the reasons discussed above, charge-offs for the total loan portfolio, net of recoveries, have averaged less than $9,000 each year over the past four years. Based on this historical level of loan losses, the low level of nonperforming loans and general economic conditions, management believes the allowances for loan losses at September 30, 1996, 1995 and 1994 were adequate. The provisions for loan losses in 1996, 1995 and 1994 reflect amounts management considered necessary to maintain an acceptable level of loan loss allowance relative to the total loan portfolio and relative to nonperforming loans.

    Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the Bank's allowance for loan losses and may require the Bank to recognize additions to the allowance based on judgments about information available to them at the time of their review. See further discussion at "Management's

Discussion and Analysis of Financial Condition and Results of Operation - Allowance for Loan Losses and Risk Elements".


    OTHER INCOME

    Other income increased $731,000 (130.0%) to $1,290,000 in 1996 from $559,000 in 1995, compared to a decrease of $34,000 (5.7%) over the 1994 level of $593,000. Other income for 1994 represented an increase of $105,000 (21.5%) from 1993. The increase in 1996 resulted from the $619,000 settlement of the Company's lawsuit against USF&G. See "Legal Proceedings." The decrease in 1995 resulted primarily from a decline in insurance commissions of $29,000 and a decrease in gain on sale of loans of $23,000. The increase in 1994 was primarily due to a $132,000 increase in service charges and other fees, reflecting higher charges for deposit account privileges.

    Service charges and other fees were $563,000, $474,000, and $432,000 for 1996, 1995, and 1994, respectively, which represent increases of $89,000 (18.8%) in 1996, $42,000 (9.7%) in 1995, and $132,000 (44.0%) in 1994. These
fluctuations were due almost entirely to increases in income on nonsufficient funds and overdraft charges.

    Gain on sale of loans decreased $56,000 (78.9%) in 1996 and $23,000 (24.5%)
in 1995 and increased $14,000 (17.5%) in 1994. The increase in 1996 is due to the increase volume of loans sold in 1996 compared to prior years. The decrease in 1995 resulted from the increase in market interest rates in late 1994, coupled with the continuing trend in the early part of 1995. Proceeds from sales of loans increased by $3,326,000 in 1996 end decreased by $559,000 during 1995 and decreased by $329,000 in 1994. The increase in 1996 was due to favorable interest rates and increased marketing efforts. The decrease in 1995 and increases in 1994 were due to lower levels of loan origination volumes.

    The Company is dedicated to providing quality products and services at competitive prices to the customers within its market area. Recognizing the value of other income, management periodically reviews the Bank's pricing schedule for goods and services offered and makes any adjustments it deems appropriate. In reviewing new products and services, management considers both the pricing aspect and the value of the product or service in meeting the financial needs of the Company's customers.


    OTHER EXPENSE

    Total other expense was $4,274,000 for 1996, $2,660,000 for 1995 and $2,767,000 for 1994. The increase for 1996 was $1,614,000 (60.6%), compared to a decrease of $107,000 (3.9%) in 1995 and an increase of $736,000 (36.2%) in 1994.

    Compensation and benefits was $2,469,000, $1,479,000, and $1,369,000 for 1996, 1995, and 1994, respectively. These levels reflect increases of $990,000 (66.9%) in 1996, $114,000 (8.4%) in 1995, and $153,000 (12.6%) in 1994. The
increase in 1996 was primarily due to additional compensation awarded to selected employees under the Management Recognition Plan
(MRP) including non-recurring cash bonuses to the Company's officers of $263,409 and the cost of a large number of shares released to participants in the Company's ESOP. The increase in the number of shares released is attributable to the special $2.00 dividend paid to qualifying stockholders, including the ESOP, on January 22, 1996. Additionally, increases in 1996, 1995, and 1994 can be attributed to merit and cost-of-living raises and the cost of benefits associated with such increases, and the addition of key personnel.

    Other expenses in 1996 also reflected a special one time SAIF assessment in the amount of $430,230. This expenditure, in connection with the federal insurance of accounts, was assessed on an industry wide basis and was not assessed in prior years. See "Business -- Supervision and Regulation.."

    Other noninterest expense was $520,000 for 1996, $369,000, and $645,000 for 1995 and 1994 respectively. These levels represent an increase of $151,000 (40.9%) in 1996, compared to a decrease of $276,000 (42.8%) in 1995 and an increase of $485,000 (303.1%) in 1994. The increase in 1996 was due primarily to increased costs associated with legal and accounting expenses. The decrease in 1995 was due primarily to a $407,000 write-off during 1994 for a possible loss on a fidelity bond related to a complaint filed by the Bank against United States Fidelity & Guaranty Company as compared to no allowance during 1995. The effect of the absence of the write-off in 1995 was mitigated somewhat by an increase in professional expenses of $87,000 incurred in relation to the cost of additional regulatory filings and other costs associated with being a public entity.


    INCOME TAX EXPENSE

    Income tax expense was $92,000, $362,000, and $235,000 in 1996, 1995, and
1994, respectively. These levels represent an effective tax rate on pre-tax earnings of 122% for 1996, 37% for 1995, and 38% for 1994. The increase in the effective tax rate in 1996 is due to the nondeductibility of portions of compensation expense related to ESOP and the Management Recognition Plan (MRP). For 1995 and 1994, the effective rates approximate the statutory rate of 34.0%. In 1995 and 1994, the Bank's effective tax rate was higher than the statutory rate due to state income taxes and differences between taxable income for financial reporting and income tax purposes.

ITEM 8. FINANCIAL STATEMENTS

    The following financial statements are filed with this report:

    Independent Auditors' Report
    Consolidated Statements of Financial Condition as of
            September 30, 1996 and 1995
    Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity for the years ended
              September 30, 1996, 1995 and 1994.
     Consolidated Statements of Cash Flows for the years ended September 30,
              1996 1995 and 1994.
     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


    The Board of Directors
    SouthFirst Bancshares, Inc.:


    We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. and subsidiary (collectively, the Company) as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the three years ended September 30, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities at October 1, 1994.


                                        KPMG Peat Marwick LLP
                                        Birmingham, Alabama


    October 30, 1996

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                 Consolidated Statements of Financial Condition
                          September 30, 1996 and 1995

                         Assets                                                          1996                    1995
                         ------                                                          ----                    ----
Cash and amounts due from depository institutions                                 $      2,625,561             4,464,099
Investment securities held to maturity at cost (market value of
  $153,853 in 1996 and $13,375,240 in 1995)                                                153,853            13,266,095
Investment securities available for sale, at market value                               21,792,852            11,721,696
Loans receivable                                                                        62,652,755            53,798,634
Less allowance for loan losses                                                            (250,714)             (265,759)
                                                                                     -------------        --------------
      Net loans                                                                         62,402,041            53,532,875
Loans held for sale (market value of $138,000 in 1996)                                     131,100                    --
Premises and equipment, net                                                              1,802,482             1,456,673
Foreclosed real estate, net                                                                     --                28,886
Accrued interest receivable                                                                553,606               533,519
Investments in affiliates                                                                  184,537                76,310
Other assets                                                                               635,902               414,880
                                                                                     -------------        --------------
      Total assets                                                                $     90,281,934            85,495,033
                                                                                     =============        ==============

  Liabilities and Stockholders' Equity
  ------------------------------------
Liabilities:
  Deposits:
    Non-interest bearing                                                          $      1,087,042             1,516,160
    Interest bearing                                                                    63,007,561            61,315,998
                                                                                     -------------        --------------
      Total deposits                                                                    64,094,603            62,832,158

  Advances by borrowers for property taxes and insurance                                   392,280               400,405
  Accrued interest payable                                                                 842,285               823,885
  Borrowed funds                                                                        10,959,285             6,069,852
  Income taxes payable                                                                     285,401               396,577
  Accrued expenses and other liabilities                                                   820,266               201,570
                                                                                     -------------        --------------
      Total liabilities                                                                 77,394,120            70,724,447
                                                                                     -------------        --------------

Stockholders' equity:
  Common stock, $.01 par value, authorized 2,000,000
    shares, issued and outstanding 863,200 shares in 1996 and
    830,000 shares in 1995                                                                   8,632                 8,300
  Additional paid-in capital                                                             7,704,856             7,240,066
  Treasury stock                                                                          (500,802)                   --
  Deferred compensation on common stock employee benefit plans                            (744,710)             (597,600)
  Retained earnings, substantially restricted                                            5,690,301             7,624,515
  Unrealized gain on investment securities
    available for sale, net of tax                                                         729,537               495,305
                                                                                     -------------        --------------
      Total stockholders' equity                                                        12,887,814            14,770,586
Commitments and contingencies
                                                                                     -------------        --------------
      Total liabilities and stockholders' equity                                  $     90,281,934            85,495,033
                                                                                     =============        ==============





See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                     Consolidated Statements of Operations
                 Years Ended September 30, 1996, 1995, and 1994


                                                                     1996             1995           1994
                                                                     ----             ----           ----
Interest and dividend income:
    Interest and fees on loans                                $     4,888,183      4,291,653       3,982,406
    Interest and dividend income on investment
       securities held to maturity                                     44,251        884,940       1,688,142
    Interest and dividend income on investment
       securities available for sale                                1,687,842      1,024,874              --
                                                                 ------------    -----------     -----------
           Total interest and dividend income                       6,620,276      6,201,467       5,670,548
Interest expense:
    Interest on deposits                                            3,006,037      2,760,390       2,415,524
    Interest on borrowed funds                                        553,372        337,375         416,806
                                                                 ------------    -----------     -----------
           Total interest expense                                   3,559,409      3,097,765       2,832,330
                                                                 ------------    -----------     -----------
           Net interest income                                      3,060,867      3,103,702       2,838,218
Provision for loan losses                                               1,200         28,730          50,000
                                                                 -----------     -----------     -----------
           Net interest income after provision for
              loan losses                                           3,059,667      3,074,972       2,788,218
                                                                 ------------    -----------     -----------
Other income:
    Service charges and other fees                                    563,235        474,195         432,250
    Gain on sale of loans                                             127,386         70,822          93,714
    Gain on sale of foreclosed real estate                             10,233         14,770          21,318
    Gain (loss) on maturity of investment security
       available for sale                                              21,203           (480)             --
    Loss on sale of premises and equipment                             (7,543)        (7,020)             --
    Insurance commissions                                               2,529         (1,555)         27,677
    Equity in net loss of affiliates                                  (66,773)       (23,690)             --
    Other                                                             639,730         31,729          17,693
                                                                 ------------    -----------     -----------
           Total other income                                       1,290,000        558,771         592,652
                                                                 ------------    -----------     -----------
Other expenses:
    Compensation and benefits                                       2,468,570      1,478,874       1,364,834
    Net occupancy expense                                             154,208        142,267         136,212
    Furniture and fixtures                                            168,600        155,613         145,210
    Data processing                                                   171,692        158,155         155,303
    Office supplies and expenses                                      185,953        177,203         140,308
    Deposit insurance premiums                                        175,542        179,496         180,024
    Special SAIF assessment                                           430,230             --              --
    Other                                                             519,606        368,548         644,928
                                                                 ------------    -----------     -----------
           Total other expenses                                     4,274,401      2,660,156       2,766,819
                                                                 ------------    -----------     -----------


                                                                     (Continued)





See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                Consolidated Statements of Operations, Continued
                 Years Ended September 30, 1996, 1995, and 1994




                                                                     1996             1995           1994
                                                                     ----             ----           ----
           Income before income taxes and cumulative
              effect of a change in accounting method                  75,266        973,587         614,051
Income tax expense                                                     91,922        362,202         235,498
                                                                 ------------    -----------     -----------
           Income (loss) before cumulative effect of
              a change in accounting method                           (16,656)       611,385         378,553

Cumulative effect of a change in accounting
    method                                                                 --             --          17,968
                                                                 ------------    -----------     -----------
           Net income (loss)                                  $       (16,656)       611,385         360,585
                                                                 ============    ===========     ===========
Net income (loss) per common share                            $         (0.02)          1.17              --
Weighted average common shares outstanding                            810,997        520,740              --





See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                Consolidated Statements of StockholdersG Equity
                 Years Ended September 30, 1996, 1995, and 1994



                                                                                                       Net
                                                                            Deferred                unrealized
                                                                         compensation                holding
                                                              Retained      on common                gain on
                                                Additional   earnings-       stock                  available-     Total
                                         Common   paid-in  substantially    employee      Treasury   for-sale   stockholders'
                                         stock    capital    restricted  benefit plans      stock   securities     equity
                                         -----    -------    ----------  -------------      -----   ----------     ------
Balance September 30, 1993            $     --         --    6,901,545            --            --        --      6,901,545
Net income 1994                             --         --      360,585            --            --        --        360,585
                                        ------  ---------   ----------     ---------       -------  --------    -----------
Balance September 30, 1994                  --         --    7,262,130            --            --        --      7,262,130
Net income 1995                             --         --      611,385            --            --        --        611,385
Effect of adoption of FAS 115-
  Accounting for Certain Investments
  in Debt and Equity Securities on
  October 1, 1994                           --         --           --            --                 368,832        368,832
Issuance of common stock                 8,300  7,240,066           --            --            --        --      7,248,366
Establishment of Employee Stock
  Ownership Plan                            --         --           --      (664,000)           --        --       (664,000)
Release of unallocated Employee
  Stock Ownership Plan shares               --         --           --        66,400            --        --         66,400
Cash dividends declared ($.10 per share)    --         --     (249,000)           --            --        --       (249,000)
Increase in net unrealized holding gain
  on available-for-sale securities          --         --           --            --            --   126,473        126,473
                                        ------  ---------   ----------     ---------       -------   -------    -----------
Balance September 30, 1995               8,300  7,240,066    7,624,515      (597,600)           --   495,305     14,770,586
Net loss 1996                               --         --      (16,656)           --            --        --        (16,656)
Release of unallocated Employee Stock
  Ownership Plan shares                     --     41,822           --       167,290            --        --        209,112
Issuance of common stock - Management
  Recognition Plans                        332    422,968           --      (423,300)           --        --             --
Vesting of shares  on Management
  Recognition Plans                         --         --           --       108,900            --        --        108,900
Cash dividends declared ($2.50 per share)   --         --   (1,917,558)           --            --        --     (1,917,558)
Acquisition of treasury stock               --         --           --            --      (500,802)       --       (500,802)
Increase in unrealized holding gain on
  available-for-sale securities             --         --           --            --            --   234,232        234,232
                                        ------  ---------   ----------     ---------       -------  --------    -----------
Balance September 30, 1996            $  8,632  7,704,856    5,690,301      (744,710)     (500,802)  729,537     12,887,814
                                        ======  =========   ==========     =========      ========  ========    ===========







See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                     Consolidated Statements of Cash Flows
                 Years Ended September 30, 1996, 1995, and 1994

                                                                       1996            1995           1994
                                                                       ----            ----           ----
Operating activities:
   Net income (loss)                                          $       (16,656)         611,385        360,585
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                                      1,200           28,730         50,000
         Provision for foreclosed real estate losses                       --          (28,730)        30,000
         Depreciation and amortization                                137,545          137,935        110,290
         Equity in loss of unconsolidated affiliates                   66,773           23,690             --
         Proceeds from sales of loans                               4,359,996        1,034,494      1,593,481
         Loans originated for sale                                 (4,490,996)        (868,308)    (1,617,667)
         Gain on sale of loans                                       (127,386)         (70,822)       (93,714)
         Loss on sale of premises and equipment                         7,543            7,020             --
         Increase (decrease) in deferred loan origination fees         18,012           (1,357)        (3,369)
         Compensation expense on ESOP and MRPs                        318,012           66,400             --
         Gain on sale of investment securities held to
             maturity                                                      --               --         (4,021)
         Net (accretion) amortization of premium/discount
             on investment securities                                  11,015           12,815         87,957
         Gain on sale of foreclosed real estate                       (10,233)         (14,770)       (21,318)
         Stock dividend on Federal Home Loan
             Bank (FHLB) stock                                             --               --        (20,900)
         (Increase) decrease in accrued interest receivable           (20,087)         (96,509)        (3,706)
         (Increase) decrease in other assets                         (221,022)         (28,333)       175,339
         Increase in accrued interest payable                          18,400          263,444        378,687
         Decrease in income taxes payable
             and deferred taxes                                      (255,490)         (19,316)       (35,395)
         Increase (decrease) in accrued expenses and
             other liabilities                                        618,696           42,762        (68,987)
                                                                 ------------    -------------    -----------
                Net cash provided by operating activities             415,322        1,139,162        917,262
                                                                 ------------    -------------    -----------
Investing activities:
   Investment in affiliated companies                                (175,000)        (100,000)            --
   Proceeds from calls and maturities of investment
      securities held to maturity                                          --          600,000        500,000
   Proceeds from calls and maturities of investment
      securities available for sale                                        --        1,000,000             --
   Purchase of investment securities held to maturity                (403,853)      (1,107,000)    (3,533,006)
   Purchase of investment security available for sale              (4,540,770)      (1,803,000)            --
   Principal repayments on investment securities
      held to maturity                                              1,039,115          983,580      7,110,186



                                                                     (Continued)





See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                Consolidated Statements of Cash Flows, Continued
                 Years Ended September 30, 1996, 1995, and 1994

                                                                       1996           1995            1994
                                                                       ----           ----            ----
Investing activities, continued:
   Principal repayments on investment securities
      available for sale                                            7,314,125        1,822,703               --
   Proceeds from sale of investment securities
      held to maturity                                                     --               --          105,228
   Purchase of loans                                                       --       (1,349,380)      (5,360,000)
   Net increase in loans                                           (8,761,092)      (2,067,819)        (382,612)
   Proceeds from sale of premises and equipment                        28,835            5,195           12,823
   Purchase of premises and equipment                                (519,732)        (263,722)        (129,149)
   Proceeds from sale of foreclosed real estate                        39,119           77,438          100,806
                                                                -------------    -------------    -------------
                Net cash used in investing activities              (5,979,253)      (2,202,005)      (1,535,724)
                                                                -------------    -------------    -------------

Financing activities:
   Net (decrease) increase in NOW accounts
      and savings accounts                                           (813,552)      (1,276,629)         900,433
   Net (increase) decrease in certificates of deposit               2,075,997         (665,361)      (2,666,786)
   Proceeds from borrowed funds                                     7,267,811        2,000,000        4,000,000
   Repayment of borrowed funds                                     (2,378,378)      (5,065,636)      (1,008,685)
   Net proceeds from issuance of common stock                              --        7,248,366               --
   Cash dividends paid                                             (1,917,558)        (249,000)              --
   Establishment of employee stock ownership plan                          --         (664,000)              --
   Acquisition of treasury stock                                     (500,802)              --               --
   Decrease in advances by borrowers
      for property taxes and insurance                                 (8,125)         (40,437)         (11,691)
                                                                -------------    -------------    -------------
                Net cash provided by financing activities           3,725,393        1,287,303        1,213,271
                                                                -------------    -------------    -------------
Increase (decrease) in cash and amounts due from
      depository institutions                                      (1,838,538)         224,460          594,809
Cash and amounts due from depository institutions
   at beginning of year                                             4,464,099        4,239,639        3,644,830
                                                                -------------    -------------    -------------
Cash and amounts due from depository institutions
   at end of year                                             $     2,625,561        4,464,099        4,239,639
                                                                 ============    =============    =============
Supplemental information on cash payments:
   Interest paid                                              $     3,541,009        2,834,321        2,453,643
                                                                 ============    =============    =============
   Income taxes paid                                          $       344,757          165,599          148,651
                                                                 ============    =============    =============





See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                Consolidated Statements of Cash Flows, Continued
                 Years Ended September 30, 1996, 1995, and 1994

                                                                      1996             1995           1994
                                                                      ----             ----           ----
Supplemental information on noncash transactions:
   Transfers to foreclosed real estate                        $            --           28,886          89,744
                                                                 ============    =============    ============
   Transfer to investment securities available for sale
      from investment securities held to maturity             $            --       11,958,543              --
                                                                 ============    =============    ============
   Effect of adoption of FAS 115, Accounting for
      Certain Investments in Debt and Equity
      Securities,  on October 1, 1994                         $            --          368,832              --
                                                                 ============    =============    ============
   Change in net unrealized gain
      on investment securities available for sale             $       400,536          126,473              --
                                                                 ============    =============    ============





See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


                       September 30, 1996, 1995, and 1994

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)   ORGANIZATION

               The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary, First Federal of the South (the Bank, formerly First Federal Savings & Loan Association of Sylacauga), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

               On February 13, 1995, the Bank was converted from a mutual to stock form of ownership (the Conversion) whereupon the Corporation, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of the Bank. The Corporation, simultaneously with the Conversion, issued 830,000 shares in the initial public offering of its common stock, par value $.01 per share, at $10.00 per share, for a gross offering proceeds of $8,300,000. The net offering proceeds to the Corporation, after deduction of all expenses and fees associated with the offering, was $7,248,366. Fifty percent (50%) of the net proceeds, or $3,624,183, was distributed to the Bank, as additional capital, in exchange for all of the issued and outstanding shares of capital stock of the Bank. The Corporation also loaned $664,000 of the net offering proceeds to the trustee of the SouthFirst Bancshares, Inc., Employee Stock Ownership Plan (the ESOP), who purchased, on behalf of the trust for the ESOP, 66,400 shares (or 8%) of the shares sold by the Corporation in the public offering. The loan will be repaid from contributions made by the Bank pursuant to ESOP; and, as the loan is repaid, shares will be released to the accounts of the employees eligible to participate therein.

               The Bank, pursuant to applicable OTS regulations, established a special "liquidation account" for the benefit of the eligible account holders and supplemental eligible account holders in the Conversion. The liquidation account was established in an amount equal to the regulatory capital of the Bank as of the date of the statement of financial condition contained in the final Prospectus. Each eligible account holder and supplemental eligible account holder is entitled, on a complete liquidation of the Bank after the Conversion (and only in such event), to an interest in the liquidation account. The initial interest in such liquidation account is determined by multiplying the opening balance in the liquidation account by a fraction of which the numerator is the amount of the qualifying deposit in the related deposit account and the denominator is the total amount of the qualifying deposits of all eligible account holders and supplemental eligible account holders in the Bank. If, on any annual closing date subsequent to the Conversion, the amount in any qualifying deposit account is less than the amount in such account on the initial applicable date, then the interest in the liquidation account is reduced by an amount proportionate to any such reduction. If, subsequent to the Conversion, a qualified deposit account is closed, then the interest of the account holder in the liquidation account will be reduced to zero. A merger, consolidation, sale of bulk assets or similar combination as transaction with an FDIC-insured institution, in which the Bank is not the surviving insured institution, would not be considered to be a "liquidation" under which any distribution of the liquidation account





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (A)   ORGANIZATION, CONTINUED

               would be made. In such a transaction, the liquidation account would be assumed by the surviving institution. The creation and maintenance of the liquidation account would not restrict the use or application of any of the capital accounts of the Bank, except that the Bank may not declare or pay a cash dividend to, or repurchase any of its capital stock from, the Corporation, if the effect of such dividend or repurchase would be to cause its equity to be reduced below the aggregate amount then required for the liquidation account.

               The Company provides a full range of banking services to individual and corporate customers in its primary market area of the cities of Sylacauga, and Talladega in the state of Alabama and provides lending services in Birmingham, Alabama. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         (B)   BASIS OF FINANCIAL STATEMENT PRESENTATION

               Due to the conversion, the 1995 financial statements reflect the combination of the historical cost bases of the Corporation and the Bank as if the pooling of interest method were utilized.

               The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with generally accepted accounting principles and with general practice within the savings and loan industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

               Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for properties collateralizing significant troubled loans.

               A substantial portion of Company's loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the Company's primary market area.

               The Bank began construction lending activities in March of 1994. As of September 30, 1996, the Bank has not experienced significant loss on the construction loan portfolio. Since these lending activities are fairly new to the Bank, the Bank does not have the same historical data available for construction loans as for other loans. As of September 30, 1996, seven borrowers had construction loan commitments in excess of $700,000 with the largest commitment being $2,700,000. Due to this concentration of loans, a default by certain construction loan borrowers or other financial difficulty could result in a significant addition to the allowance for loan losses.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (B)   BASIS OF FINANCIAL STATEMENT PRESENTATION, CONTINUED

               Management believes that the allowances for losses on loans and foreclosed real estate are adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the Company's primary market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

               The principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

         (C)   INVESTMENT SECURITIES

               On October 1, 1994, the Company adopted Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115) which requires that investments be classified in one of the following three categories: (i) held-to-maturity securities, (ii) securities available for sale, and (iii) trading account securities. Investment securities held to maturity represent securities which management has the intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities available for sale represent securities which management may decide to sell prior to maturity for liquidity, tax planning or other valid business purposes. Available-for-sale securities are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a net amount in a separate component of stockholdersG equity until realized. Trading account securities represent securities which management has purchased and is holding principally for the purpose of selling in the near term. Trading account securities are reported at fair value with any unrealized gains or losses included in earnings.

               Declines in fair value of investment securities (available for sale or held to maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of investment securities are computed using the specific identification method and are shown separately in noninterest income in the consolidated statements of earnings. No securities were classified as trading account securities as of September 30, 1996 or 1995.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (C)   INVESTMENT SECURITIES, CONTINUED

               Upon adoption of FAS 115, the Company transferred, effective October 1, 1994, investment securities securities with a total amortized cost of $11,958,543 and market value of $12,517,380 from held to maturity to available for sale. The unrealized net holding gains on those available-for-sale securities at October 1, 1994 totaled approximately $559,000 and was included as a separate component of stockholdersG equity, net of income taxes of $190,000 upon the Company's adoption of FAS 115.

               In November 1995, the Financial Accounting Standards Board issued Special Report - A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers. Concurrent with the initial adoption of this implementation guidance, an entity may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Entities were allowed a one-time reclassification during the period from November 15, 1995, to December 31, 1995. Reclassifications from the held-to-maturity category that result from this one-time reassessment not call into question the intent of an entity to hold other debt securities to maturity in the future. In conjunction with this special report, the Company transferred, effective December 31, 1995, all of its collateralized mortgage obligations with a total amortized cost of $12,476,980 and fair value of $12,551,775 to the classification of available for sale. The unrealized net holding gains on the collateralized mortgage obligations at December 31, 1995 totaled approximately $75,000 and were included as a separate component of stockholders' equity, net of income taxes of approximately $28,000.

               During all periods prior to the date of adoption, the Company reported securities available for sale at the lower-of-cost or market with any valuation adjustment reflected in earnings as required by generally accepted accounting principles at that time.

               The stock of the Federal Home Loan Bank has no quoted fair value and no ready market exists. The investment in the stock is required of insured institutions that utilize the services of the Federal Home Loan Bank. The Federal Home Loan Bank will purchase the stock at its cost basis from the Company in the event the Company ceases to utilize the services of the Federal Home Loan Bank.

         (D)   PREMISES AND EQUIPMENT

               Land is stated at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided by the straight-line method at rates intended to distribute the cost of buildings and improvements and furniture, fixtures, and equipment over their estimated service lives of 40 years and 3 to 12 years, respectively.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (E)   FORECLOSED REAL ESTATE

               For real estate acquired through foreclosure, a new cost basis is established at fair value at the time of foreclosure through a charge to the allowance for loan losses with a valuation allowance established for estimated costs to sell. The charge to establish the valuation allowance is reflected in other expenses. Fair value for significant properties is determined through outside appraisal of the collateral. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance on an individual asset basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense.

         (F)   LOANS RECEIVABLE, LOANS HELD FOR SALE, AND INTEREST INCOME

               Loans receivable are stated at principal amounts outstanding less the undisbursed portion of loans, unearned interest income, deferred loan fees, and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest except for add on installment loans for which interest is recognized on a method approximating the interest method. It is the general policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent and the ultimate collection of either is in doubt.

               Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis.

         (G)   ALLOWANCE FOR LOAN LOSSES

               Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, including such factors as the volume and character of loans outstanding, past loss experience, general economic conditions, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged to the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Provisions for loan losses and recoveries of loans previously charged to the allowance are added to the allowance.

         (H) LOAN ORIGINATION FEES, PREMIUMS AND DISCOUNTS ON LOANS, MORTGAGE-BACKED SECURITIES, AND COLLATERALIZED MORTGAGE OBLIGATIONS

               Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yields using the interest method.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (H) LOAN ORIGINATION FEES, PREMIUMS AND DISCOUNTS ON LOANS, MORTGAGE-BACKED SECURITIES, AND COLLATERALIZED MORTGAGE OBLIGATIONS

               Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 1996.

         (I)   INCOME TAXES

               The Company provides for income tax expense based upon reported earnings, adjusted for permanent differences, if any, between reported and taxable earnings. Certain items of income and expense are recognized in different periods for income tax purposes than for financial reporting purposes and a provision for deferred taxes is made in recognition of these temporary differences.

               On October 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11, Accounting for Income Taxes (APB Opinion 11), which the Company followed prior to the period ended September 30, 1993, to the asset and liability method of accounting for income taxes.
               Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

               Upon adoption in 1993, the Company applied the provisions of FAS 109 without restating prior years' financial statements. The cumulative effect of the change in the method of accounting for income taxes was reported separately in the 1994 financial statements.

         (J)   LOAN SALES

               Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (K)   NET INCOME PER COMMON SHARE

               For purposes of computing net income per common share, the weighted average number of common shares included in the 1995 calculation is based on the issuance date of the initial public offering on February 13, 1995.

         (L)   RECLASSIFICATION

               Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.


(2)      INVESTMENT SECURITIES HELD TO MATURITY

         The amortized cost and approximate fair value of investment securities held to maturity at September 30, 1996 and 1995, were as follows:

                                                                                    1996
                                                               -------------------------------------------
                                                                              Gross       Gross
                                                                Amortized   unrealized unrealized     Fair
                                                                  cost        gains      losses       value
                                                                  ----        -----      ------       -----
         Federal Home Loan Bank
            time deposits                                      $  153,853          --         --     153,853
                                                                =========     =======    =======    ========


                                                                                   1995
                                                             ---------------------------------------------
                                                                           Gross       Gross
                                                             Amortized  unrealized  unrealized       Fair
                                                                cost       gains       losses        value
                                                                ----       -----       ------        -----
         Federal Home Loan Bank
            time deposits                               $       507,000         --        --         507,000
         Collateralized mortgage obligations                 12,759,095    156,301   (47,156)     12,868,240
                                                             ----------    -------  --------      ----------
                                                        $    13,266,095    156,301   (47,156)     13,375,240
                                                             ==========  =========  ========      ==========

         The Federal Home Loan Bank time deposits have contractual maturities of less than one year.

         Proceeds from sales of investment securities classified as held to maturity were $105,228 in 1994 with gross gains of $4,021. No sales occurred in 1996 or 1995.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements




(3)      INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and approximate fair value of investment securities available for sale at September 30, 1996 and 1995 were as follows:

                                                                               1996
                                                      ----------------------------------------------------
                                                                        Gross        Gross
                                                        Amortized    unrealized   unrealized         Fair
                                                           cost         gains       losses          value
                                                           ----         -----       ------          -----
            FHLB agency notes                      $     4,697,387            --        901        4,696,486
            Investment in FHLB stock                       849,300            --         --          849,300
            FHLMC stock                                     43,005     1,037,153         --        1,080,158
            Other common stock                             588,385        86,797         --          675,182
            CMO's                                        7,887,577            --      9,086        7,878,491
            AMF mutual fund                                500,000        21,990         --          521,990
            Mortgage-backed securities                   6,028,357        62,888         --        6,091,245
                                                      ------------   -----------     ------      -----------
                                                   $    20,594,011     1,208,828      9,987       21,792,852
                                                      ============   ===========     ======      ===========


                                                                               1995
                                                      ----------------------------------------------------
                                                                        Gross        Gross
                                                        Amortized    unrealized   unrealized         Fair
                                                           cost         gains       losses          value
                                                           ----         -----       ------          -----
            FHLB agency note                       $     1,500,000        2,115          --        1,502,115
            Investment in FHLB stock                       849,300           --          --          849,300
            FHLMC stock                                     43,005      715,988          --          758,993
            Other common stock                             318,000           --          --          318,000
            Mortgage-backed securities                   8,213,086      119,684      39,482        8,293,288
                                                      ------------   ----------    --------      -----------
                                                   $    10,923,391      837,787      39,482       11,721,696
                                                      ============   ==========    ========      ===========

         The contractual maturities of the FHLB agency notes at September 30, 1996, are summarized below:

                                                                                    Amortized        Fair
                                                                                      cost           value
                                                                                      ----           -----


                1997                                                             $   1,500,000     1,498,016
                2000                                                                 2,167,387     3,198,470
                                                                                   -----------    ----------
                                                                                 $   3,667,387     4,696,486
                                                                                   ===========    ==========

         No maturity breakdown is presented for mortgage-backed securities because of the unpredictability as to the timing and amount of principal repayments on these securities.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(3)      INVESTMENT SECURITIES AVAILABLE FOR SALE, CONTINUED

         Investment securities available for sale with amortized cost of approximately $1,103,288 and $1,943,719 at SeptemberE30, 1996 and 1995, respectively, were pledged to secure public deposits as required by law and for other purposes.

         There were no sales of investment securities available for sale in 1996 or 1995.


(4)      LOANS

         Loans consist of the following at September 30, 1996 and 1995:

                                                                                   1996             1995
                                                                                   ----             ----
         Real estate mortgage loans:
            First mortgage loans:
                Single-family residential                                     $  46,841,421       40,538,860
                Multi-family and commercial real estate                             484,984          534,555
            Second mortgage loans                                                 1,008,128        1,054,012
            1-4 family construction loans                                        17,716,993       13,495,112
         Savings account loans                                                      753,416          873,021
         Installment loans                                                        2,129,302        2,736,067
                                                                                -----------     ------------
                   Total                                                         68,934,244       59,231,627
                                                                                -----------     ------------
         Deduct:
            Deferred loan fees and unearned
                credit life premiums                                                216,786          190,165
            Undisbursed portion of loans in process                               6,064,703        5,242,828
            Allowance for loan losses                                               250,714          265,759
                                                                                -----------     ------------
                   Total deductions                                               6,532,203        5,698,752
                                                                                -----------     ------------
                   Total  loans receivable, net                               $  62,402,041       53,532,875
                                                                                ===========     ============

         Activity in the allowance for loan losses was as follows for the years ended SeptemberE30,E1996, 1995, and 1994:

                                                                            1996         1995         1994
                                                                            ----         ----         ----
         Beginning balance                                            $    265,759       230,753     189,193
         Provision charged to income                                         1,200        28,730      50,000
         Recovery of amounts charged-off in prior years                      4,799        21,231       7,948
         Loans charged-off                                                 (21,044)      (14,955)    (16,388)
                                                                         ---------    ----------    --------
         Ending balance                                               $    250,714       265,759     230,753
                                                                         =========    ==========    ========

         Nonaccrual loans at September 30, 1996 and 1995 totaled $203,000 and $82,000, respectively.

         Foregone interest on nonaccrual loans was $14,192 in 1996, $11,023 in 1995, and $11,089 in 1994.

         No loans were considered to be impaired at September 30, 1996 or 1995.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(5)      PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows at September 30, 1996 and 1995:

                                                                                      1996           1995
                                                                                      ----           ----
            Land                                                                $      235,966       235,966
            Buildings and improvements                                               1,548,520     1,421,156
            Furniture, fixtures, and equipment                                         952,781       574,611
            Automobiles                                                                72,296        101,261
                                                                                  -----------     ----------
                   Total                                                             2,809,563     2,332,994
            Less accumulated depreciation                                           (1,007,081)     (876,321)
                                                                                  -----------     ----------
                   Premises and equipment, net                                  $    1,802,482     1,456,673
                                                                                  ============    ==========


(6)      FORECLOSED REAL ESTATE

         A summary of transactions in foreclosed real estate for the years ended SeptemberE30,1996 and 1995 follows:

                                                                                         1996         1995
                                                                                         ----         ----
            Foreclosed real estate - beginning of year                               $    28,886      62,668
            Foreclosures                                                                      --      28,886
            Sales of foreclosed real estate                                              (28,886)    (62,668)
                                                                                       ---------    --------
            Foreclosed real estate - end of year                                     $        --      28,886
                                                                                       =========    ========

         A summary of the transactions in the allowance for losses or other real estate for the years ended September 30, 1996 and 1995 follows:

                                                                               1996        1995       1994
                                                                               ----        ----       ----
             Balance at beginning of year                                  $       --      28,730         --
             Provision charged to earnings                                         --     (28,730)    30,000
             Charge-offs                                                           --          --     (1,270)
                                                                              -------   ---------    -------
             Balance at end of year                                        $       --          --     28,730
                                                                              =======   =========    =======


(7)      ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable consists of the following at September 30, 1996 and 1995:

                                                                                         1996         1995
                                                                                         ----         ----
            Loans                                                                   $    396,611     389,360
            Investment securities held to maturity                                         1,542      53,457
            Investment securities available for sale                                     214,230     140,011
            Allowance for uncollected interest                                           (58,777)    (49,309)
                                                                                       ---------    --------
                   Total accrued interest receivable                                $    553,606     533,519
                                                                                       =========    ========





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements




(8)      INVESTMENTS IN AFFILIATES

         In March 1995, the Company obtained a 50 percent ownership interest in Magnolia Title Services, Inc. (Magnolia) for an investment of $100,000. Magnolia provides title insurance and related services to various borrowers and lenders in the state of Alabama. In October 1995 the Company obtained a 50 percent ownership interest in Meta Company (Meta) for an investment of $175,000. Meta is engaged in the financial planning business. The Company accounts for these investments under the equity method.


(9)      DEPOSITS

         An analysis of deposit accounts, including the contractual interest rates at the end of the period, is as follows at September 30, 1996 and 1995:

                                                                                   1996              1995
                                                                                   ----              ----
            Demand accounts:
               Non interest bearing checking accounts                         $   1,130,665        1,516,160
               Interest bearing:
                  NOW accounts (2.50% for 1996 and 1995)                          6,697,090        7,243,664
                  Money market demand (2.50% for 1996 and 1995)                     462,717          502,843
                                                                                -----------     ------------
                        Total demand accounts                                     8,290,472        9,262,667
            Passbook savings accounts (2.50% for 1996 and 1995)                   9,861,346        9,702,703
            Certificate accounts:
               Up to 4.00%                                                          394,643        1,162,747
               Over 4.00% to 6.00%                                               39,613,433       28,234,400
               Over 6.00% to 8.00%                                                5,934,709       14,469,641
                                                                                -----------     ------------
                        Total certificate accounts                               45,942,785       43,866,788
                                                                                -----------     ------------
                        Total                                                 $  64,094,603       62,832,158
                                                                                ===========     ============

         Weighted average interest rates on deposit accounts were as follows at September 30, 1996 and 1995:

                                                                                   1996             1995
                                                                                   ----             ----
            Demand accounts:
                NOW accounts                                                       2.50%            2.50%
                Money market demand                                                2.50%            2.50%
            Passbook savings accounts                                              2.50%            2.50%
            Certificate accounts                                                   5.53%            5.59%
                        Total deposit accounts                                     4.56%            4.62%

         Certificate accounts greater than or equal to $100,000, which are not Federal Deposit Insurance Corporation (FDIC) insured, were $4,011,345 at SeptemberE30, 1996 and $2,741,495 at SeptemberE30, 1995.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(9)      DEPOSITS, CONTINUED

         Scheduled maturities of certificate accounts were as follows at September 30, 1996 and 1995:

                                                                                   1996              1995
                                                                                   ----              ----
            Less than one year                                              $    34,056,433       25,930,307
            One year to two years                                                 8,115,104        5,234,988
            Two years to three years                                              2,372,263        2,959,168
            Three years to four years                                             1,105,688        8,858,227
            Four years to five years                                                293,297          884,098
                                                                                -----------      -----------
                       Total                                                $    45,942,785       43,866,788
                                                                                ===========      ===========

         Interest expense on deposits for the years ended September 30, 1996, 1995, and 1994 were as follows:

                                                                       1996           1995           1994
                                                                       ----           ----           ----
             Demand accounts                                     $      252,178        248,182       242,968
             Passbook savings accounts                                  279,365        300,705       300,496
             Certificate accounts                                     2,474,494      2,211,503     1,872,060
                                                                    -----------    -----------    ----------
                    Total                                        $    3,006,037      2,760,390     2,415,524
                                                                    ===========    ===========    ==========


(10)     BORROWED FUNDS

         The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 1996 and 1995:

            Maturity date                                 Interest rate            1996            1995
            -------------                                 -------------            ----            ----
            March 1995                                     8.02%             $           --             --
            March 1995                                     4.67%                         --             --
            October 1995                                   7.00%                         --      2,000,000
            March 1996                                     8.28%                         --        367,540
            January 1997                                   5.25%                  2,000,000        346,477
            March 1997                                     8.42%                    346,477        346,477
            March 1997                                     5.25%                    367,540      1,900,000
            May 1997                                       5.06%                  1,900,000      1,900,000
            October 1997                                   6.17%                  2,000,000
            April 1997                                     5.25%                  2,000,000
            March 1998                                     8.54%                    629,505        629,505
            March 1999                                     8.58%                    286,044        286,044
            March 2000                                     8.62%                    271,080        271,080
            March 2001                                     8.68%                    257,439        257,439
                                                                                -----------     ----------
                 Total (weighted average rate of
                    5.99 in 1996 and 6.93% in 1995)                          $   10,058,085      6,058,085
                                                                                ===========     ==========





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(10)     BORROWED FUNDS, CONTINUED

         At September 30, 1996 and 1995, the advances were collateralized by first-mortgage residential loans with carrying values of $10,058,085 and $8,077,000, respectively.

         The Company has a line of credit of up to $1,500,000 which bears interest at prime lending rate plus one percent. The line of credit requires monthly interest payments and payment of the outstanding balance on May 20, 1997. At September 30, 1996, the prime lending rate was 8.25 percent and the outstanding balance on the line of credit was $900,253.

         The Company has a note payable to an individual in the amount of $947 at SeptemberE30, 1996 and $11,767 at SeptemberE30, 1995. The note, which bears an interest rate of 11.00 percent, requires monthly payments of $964 and matures in 1997.


(11)     INCOME TAX EXPENSE

         Income tax expense for the years ended September 30, 1996, 1995, and 1994 consists of the following:

                                                                        1996          1995          1994
                                                                        ----          ----          ----
             Federal:
                 Current                                           $     42,250      296,710       325,939
                 Deferred                                                73,736       36,169      (102,232)
                                                                      ---------     --------     ---------
                                                                        115,986      335,879       223,707
                                                                      ---------     --------     ---------
             State:
                 Current                                                (12,455)      25,277        28,951
                 Deferred                                               (11,609)       1,046       (17,160)
                                                                      ---------     --------     ---------
                                                                        (24,064)      26,323        11,791
                                                                      ---------     --------     ---------
                     Total                                         $     91,922      362,202       235,498
                                                                      =========     ========     =========

         The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes as follows:

                                                                        1996           1995         1994
                                                                        ----           ----         ----
         Computed "expected" income tax expense                     $     25,590       331,020     208,777
         Increase (reduction) in income tax resulting from:
             Compensation expense for ESOP                                57,240            --          --
             Management Recognition Plan                                  24,539            --          --
             Offering cost                                                    --        12,871          --
             State tax, net of federal income tax benefit                 (5,290)       17,374       7,783
             State income tax refund                                                        --       2,369
             FHLMC stock                                                  (4,628)       (3,136)     (2,308)
             Other                                                        (5,529)        4,078      18,877
                                                                      ----------    ---------     --------
                                                                    $     91,922       362,202     235,498
                                                                      ==========    ==========    ========


         Effective tax rate                                                  122%           37%         38%
                                                                      ==========     =========    ========





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(11)     INCOME TAX EXPENSE, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are as follows:

                                                                                     1996          1995
                                                                                     ----          ----
             Deferred tax assets:
                Allowance for loan losses                                       $    98,230        97,792
                Allowance for insurance claim receivable                                 --       220,948
                SAIF assessment                                                     157,034            --
                Deferred compensation                                                41,665            --
                Allowance for losses on foreclosed real estate                          464           464
                Investment in equity of affiliate                                    34,410         8,647
                Organizational costs                                                  1,036         1,015
                Net operating loss carryforward                                      79,347            --
                Nonaccrual interest                                                   2,441         2,441
                Other                                                                 1,542         1,525
                                                                                  ---------     ---------
                      Total deferred tax assets                                     416,169       332,832
                                                                                  ---------     ---------

             Deferred tax liabilities:
                Unrealized gain on investment
                   securities available for sale                                    414,219       303,000
                Bad debt expense                                                    119,527       111,693
                Management Recognition Plan                                         129,904            --
                FHLB stock                                                          132,218       132,218
                Prepaid expenses                                                     50,625        40,161
                Foreclosed real estate gain                                          13,172        13,172
                Accrual, principally due to federal/state
                   tax deduction on a cash  basis                                     2,050         4,718
                Other                                                                    --            70
                                                                                  ---------     ---------
                      Total deferred tax liabilities                                861,715       605,032
                                                                                  ---------     ---------
                      Net deferred tax liability                                $  (445,546)     (272,200)
                                                                                  =========     =========

         There was no valuation allowance at September 30, 1996 or 1995, or any change in the valuation allowance during the periods ended September 30, 1996 or 1995.


(12)     EMPLOYEE BENEFIT PLANS

         The Company sponsors a contributory profit-sharing retirement plan which is available to all employees who have met certain age and service requirements. Contributions to the plan are determined by management, based on a percentage of the total payroll and certain limitations as to the deductibility for tax purposes. Effective October 1, 1994, the board of directors suspended any matching contributions by the Company due to the establishment of the Employee Stock Ownership Plan (ESOP). The plan expense for the years ended September 30, 1996, 1995, and 1994 was $98, $3,971, and $49,567,
         respectively.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(12)     EMPLOYEE BENEFIT PLANS, CONTINUED

         Effective October 1, 1994, the Bank established the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is available to all employees who have met certain age and service requirements. Contributions to the plan are determined by the board of directors and may be in cash or in common stock. The Corporation loaned $664,000 to the trustee of the ESOP, who purchased, on behalf of the trust of the ESOP, 66,400 shares of the shares sold by the Corporation in the public offering.

         The common stock of the Corporation acquired for the ESOP is held as collateral for the loan and is released for allocation to the ESOP participants as principal payments are made on the loan. The Bank makes contributions to the ESOP in amounts sufficient to make loan interest and principal payments and may make additional discretionary contributions. Contributions, which include dividends on ESOP shares, of $222,834 and $104,248 were made to the ESOP in 1996 and 1995, respectively.

         The ESOPGs loan is repayable in ten annual installments of principal and interest. The interest rate is adjusted annually and is equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note is paid in full. Principal and interest for the years ended September 30, 1996 and 1995 were $222,834 and $104,248, respectively. The interest rate and principal outstanding at September 30, 1996 were 8.75 percent and $427,056, respectively.
         These payments resulted in the commitment to release 16,729 shares in 1996 and the release and allocation to participants of 7,131 shares in 1995. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $209,112 and $71,310 in 1996 and 1995, respectively. Excluding committed-to-be released shares, suspense shares at September 30, 1996 and 1995 equaled 42,540 and 59,269, respectively. These suspense shares are excluded from weighted average shares in determining earnings per share.

         During 1996, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. As of September 30, 1996, options to acquire 83,000 shares had been granted at an exercise price of $14 per share. No options have been exercised.

         On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company's Management Recognition Plans (MRP's). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions will be removed on 20 percent of the Initial Shares on each November 15 through the year 2000.
         Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 1996 plus the fair value of 3,320 shares for which vesting was accelerated. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP's in 1996 was $176,130.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(12)     EMPLOYEE BENEFIT PLANS, CONTINUED

         The Bank has entered into a deferred compensation agreement with its president and executive vice president, pursuant to which each officer will receive from the Bank certain retirement benefits at age 65.
         Such benefits will be payable for 15 years to the president and executive vice president or, in the event of death, to such officer's respective beneficiary. A portion of the retirement benefits will accrue each year until age 65 or, if sooner, until termination of employment. If the president remains in the employment of the Bank until age 65, his annual benefit will be $65,000. If the executive vice president remains in the employment of the Bank until age 65, his annual benefit will be $45,000. If either of these officers die prior to age 65, while in the employment of the Bank, the full retirement benefits available under the deferred compensation agreements will accrue and will, thereupon, be payable to their respective beneficiaries. The retirement benefits available under the deferred compensation agreements are unfunded. However, the Bank has purchased life insurance policies on the lives of these officers that will be available to the company and the Bank to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $51,045, in 1996 and 1995, and was $28,522 in 1994.

(13)     RELATED PARTY TRANSACTIONS

         Certain directors and officers of the Company are loan customers of the Bank. Total loans outstanding to these persons at September 30, 1996 and 1995 amounted to $1,161,848 and $1,037,485, respectively.
         The change from 1995 to 1996 reflects payments of $47,837 and advances of $172,200 and the change from 1994 to 1995 reflects payments of $135,541. Management believes that such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.


(14)     COMMITMENTS AND CONTINGENCIES

         Outstanding loan commitments, all of which were fixed-rate single-family residential mortgage loans, were $958,584 and $731,000 at SeptemberE30, 1996 and 1995, respectively.

         These financial instruments are not reflected on the accompanying statements of financial condition, but do expose the Company to credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments which was $958,584 and $731,000 at September 30, 1996 and 1995, respectively. The Company uses the same credit policies in making commitments and conditional obligations as it does for on- balance-sheet instruments.

         These commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements





(14)     COMMITMENTS AND CONTINGENCIES, CONTINUED

         On December 21, 1993, the Bank filed a complaint against United States Fidelity & Guaranty Company (USF&G) and Robert R. Peoples in the Circuit Court of Talladega County, Alabama. The complaint alleged that USF&G breached its contractual obligations under a fidelity bond and that Robert R. Peoples defrauded the Bank. USF&G denied the Bank's claim under its fidelity bond and the Bank sought compensatory damages in the amount of approximately $612,000 and punitive damages against USF&G. On March 3, 1995, a jury awarded $788,000 to the Bank against USF&G, in compensatory damages and punitive damages for bad faith. The Bank received $619,487 of this jury award and paid therefrom $111,230 in legal fees. The punitive damages and certain of the compensatory damages, in the aggregate amount of approximately $200,000, were then appealed by USF&G.

         On or about March 8, 1996, USF&G filed a subrogation action in the Circuit Court against current and former officers and directors of the Bank, alleging negligence in their oversight of Mr. Peoples. On May 23, 1996, the Bank entered into a final settlement agreement with USF&G under which USF&G dropped its appeal and subrogation actions and the Bank received $75,000, net of legal fees.

         The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of the proceedings will not have a material adverse effect upon the financial position of the Company.


(15)     RETAINED EARNINGS AND REGULATORY CAPITAL

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the implementing regulations of the OTS, which became effective on December 7, 1989, changed the capital requirements applicable to thrifts, including the Company, and the consequences for failing to comply with such standards. The capital standards include
         (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. FIRREA specifies such capital requirements, and states that such standards shall be no less stringent than the capital standards applicable to national banks.

         In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. This act recapitalized the Savings Association Insurance Fund and substantially revised statutory provisions, including capital standards. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to thrifts and banks that do not meet minimum capital requirements.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements






(15)     RETAINED EARNINGS AND REGULATORY CAPITAL, CONTINUED

         If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. At September 30, 1996 the Company was in compliance with the capital standards.

         At September 30, 1996 and 1995, approximately $2,700,000 of Company's retained earnings represents allocations of bad debt reserves for tax computational purposes. If, in the future, this portion of retained earnings is used for purposes other than to absorb bad debt losses, income taxes will be imposed at the then applicable rate.





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements





(16)     PARENT COMPANY

         The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:

                                 Parent Company
                            Condensed Balance Sheet
                          September 30, 1996 and 1995

                 Assets                                                               1996           1995
                 ------                                                               ----           ----
         Cash                                                                    $        147             --
         Amounts due from depository institutions                                      49,914      2,347,382
         Investment securities available for sale                                      660,182       303,000
         Investment in subsidiary savings and loan                                   4,414,705     4,209,943
         Investment in affiliates                                                      184,537        76,310
         Other assets                                                                  635,112       124,675
                                                                                   -----------    ----------
                                                                                 $   5,944,597     7,061,310
                                                                                   ===========    ==========

             Liabilities and Stockholders' Equity
             ------------------------------------

         Liabilities:
             Borrowed funds                                                      $     900,253            --
             Other liabilities                                                         94,494         48,159
                                                                                   ----------     ----------
                  Total liabilities                                                    994,747        48,159
         Stockholders' equity:
             Common stock, $.01 per value, authorized 2,000,000
                shares, issued and outstanding 863,200 shares in
                1996 and 830,000 shares in 1995                                          8,632         8,300
             Additional paid-in capital                                              7,704,856     7,240,066
             Treasury stock                                                           (500,802)           --
             Deferred compensation on common stock employee
               benefit plans                                                          (744,710)     (597,600)
             Retained earnings                                                      (1,571,828)      362,385
             Unrealized gain on investment securities
               available for sale, net of tax                                           53,702            --
                                                                                   -----------    ----------
                  Total stockholders' equity                                         4,949,850     7,013,151
                                                                                   -----------    ----------
                  Total liabilities and stockholders' equity                     $   5,944,597     7,061,310
                                                                                   ===========    ==========





                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements





(16)     PARENT COMPANY, CONTINUED

                                 Parent Company
                       Condensed Statements of Operations
                     Year Ended September 30, 1996 and the
                   Period from February 13, 1995 (inception)
                             to September 30, 1995


                                                                                          1996        1995
                                                                                          ----        ----
         Interest income                                                              $    99,603    140,138
                                                                                       ----------    -------

         Expenses:
             Interest on borrowed funds                                                    21,682         --
             Equity in loss of affiliates                                                  66,773     23,690
             Compensation and benefits                                                     11,250      5,250
             Management fee                                                                90,000         --
             Other                                                                        259,515     48,837
                                                                                       ----------     ------
                                                                                          449,220     77,777
                                                                                       ----------     ------
             Net income (loss) before income taxes                                       (349,617)    62,381
             Income tax (expense) benefit                                                 128,198    (36,755)
                                                                                       ----------    -------
             Net income (loss) before equity in
               undistributed earnings of subsidiary                                      (221,419)    25,626
             Equity in undistributed earnings of subsidiary                               204,763    585,759
                                                                                       ----------    -------
             Net income (loss)                                                        $   (16,656)   611,385
                                                                                       ==========    =======







                                                                     (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements









(16)     PARENT COMPANY, CONTINUED

                                 Parent Company
                       Condensed Statements of Cash Flows
                  Year Ended September 30, 1996 and the Period
            from February 13, 1995 (inception) to September 30, 1995

                                                                                     1996             1995
                                                                                     ----             ----
         Operating activities:
             Net income (loss)                                                 $     (16,656)        611,385
             Adjustments to reconcile net income to cash
               provided by (used in ) operating activities:
               Equity in undistributed earnings of subsidiary                       (204,763)       (585,759)
               Compensation expense on ESOP and MRP                                  318,012          66,400
               Equity in losses of unconsolidated affiliates                          66,773          23,690
               Increase in other assets                                             (510,437)       (124,675)
               Increase (decrease) in other liabilities                               13,242          48,158
                                                                                 -----------     -----------
                   Net cash provided by (used in) operating activities              (333,829)         39,199
                                                                                 -----------     -----------


         Investing activities:
             (Increase) decrease in amounts due from depository
               institutions                                                        2,297,468      (2,347,382)
             Purchase of investment securities                                      (270,385)       (303,000)
             Investment in subsidiary                                                     --      (3,624,183)
             Investment in affiliates                                               (175,000)       (100,000)
                                                                                 -----------     -----------
               Net cash used in investing activities                               1,852,083      (6,374,565)
                                                                                 -----------     -----------

         Financing activities:
             Issuance of common stock                                                     --       6,584,366
             Proceeds from borrowed funds                                            900,253              --
             Cash dividends paid                                                   (1,917558)       (249,000)
             Acquisition of treasury stock                                          (500,802)             --
                                                                                 -----------     -----------
               Net cash provided by (used in) financing activities                (1,518,107)      6,335,366
                                                                                 -----------     -----------

         Net increase in cash                                                            147              --
         Cash at beginning of year                                                        --              --
                                                                                 -----------     -----------
         Cash at end of year                                                   $         147              --
                                                                                 ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         MANAGEMENT OF THE COMPANY

         The following table sets forth certain information regarding the executive officers and directors of the Company. Each of the directors of the Company also serve as directors of the Bank.


                                                                        YEAR        YEAR OF
                                           POSITIONS HELD            ELECTED AS    EXPIRATION
          NAME                AGE(1)        WITH COMPANY              DIRECTORS     OF TERM
          ----                ------       --------------            ----------    ----------
    Donald C. Stroup            47     President, Chief Executive        1996         2000
                                       Officer and Vice Chairman
                                       of the Board

    Joe K. McArthur             45     Executive Vice President,
                                       Chief Operating Officer,
                                       Chief Financial Officer,
                                       Secretary/Treasurer and
                                       Director                          1995         1999

    Paul A. Brown               70     Chairman of the Board             1996         1997

    Hobert Cook                 74     Director, Emeritus                1994         1996

    H. David Foote, Jr.         47     Director                          1994         1998

    John T. Robbs               41     Director                          1994         1998

    Allen Gray McMillan, III    39     Director                          1995         1999

    Charles R. Vawter, Jr.      35     Director                          1996         2000

--------------
(1)  At September 30, 1996.

         DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information with respect to the directors and executive officers of the Company and the Bank. Unless otherwise indicated, the principal occupation listed for each person below has been his principal occupation for the past five years.


         DIRECTORS

         PAUL A. BROWN has served as a member of the Board of Directors of the Bank since 1972 and of the Company since 1994. Mr. Brown has served as Chairman of the Board of the Bank since 1987 and of the Company since 1994. Mr. Brown was owner of Brown Auto Parts from 1977 to 1987 and is presently retired.

         HOBERT COOK has served as a member of the Board of Directors of the Bank since 1977 and of the Company since 1994. Mr. Cook is currently serving on the Board of Directors of the Company as a director, emeritus. Mr. Cook was formerly Senior Vice President of the Bank from 1966 to 1986. Mr. Cook has 36 years of experience in the banking industry and is presently retired.

         H. DAVID FOOTE, JR. has served as a director of the Bank since 1988 and of the Company since 1994. Mr. Foote has been President and owner of Foote Bros. Furniture since 1973. Mr. Foote has been a member of the Board of Directors of the Sylacauga Chamber of Commerce, the Coosa Valley Country Club and Talladega County E-911. He has served as President of Wesley Chapel Methodist Men's Club and head of the Wesley Chapel Methodist Administrative Board.

         JOHN T. ROBBS has served as a director of the Bank since 1988 and of the Company since 1994. Mr. Robbs is President of Michael Supply Co., Inc., where he has been employed since 1980.

         ALLEN GRAY MCMILLAN, III has served as a director of the Bank since 1993 and of the Company since 1994. Mr. McMillan is President of Brecon Knitting Mill, where he has been employed since 1979. Mr. McMillan has been active in the Kiwanis Club, United Way, and Boy Scouts of America. He is a member of the First United Methodist Church.

         CHARLES R. VAWTER, JR. has served as a director of the Bank since 1992 and of the Company since 1994. Mr. Vawter is Chief Financial Officer of Automatic Gas and Appliance Co., Inc., where he has been employed since 1987. Mr. Vawter is a member of the First Baptist Church. He is a member of the Board of Directors of B. B. Comer Library Foundation and the Coosa Valley Country Club. He is a past Board member of the Sylacauga Chamber of Commerce. He is currently a member of the Planning Commission of the City of Sylacauga Chamber of Commerce and has served on the Planning Committee of Alabama LP Gas Association.

         EXECUTIVE OFFICERS

         DONALD C. STROUP has served as the President, Chief Executive Officer and a member of the Board of Directors of the Bank since February 1988 and of the Company since 1994. Mr. Stroup has 22 years of experience in the banking industry and has a B. S. in Business Administration from Samford University, and a Certificate of Achievement and Diploma of Merit from the Institute of Financial Education, Chicago, Illinois. He is Chairman of the Southern Community Bankers, a Director of the Boys' Club and a member of the Sylacauga School Board, Red Cross, Sylacauga Industrial Development Board, Hospice Care, Talladega County Economic Development Authority and Boy Scouts Advisory. Mr. Stroup is a current member and former President of Sylacauga Rotary Club and a former Board member of the Sylacauga Chamber of Commerce and Coosa Valley Country Club. Mr. Stroup is a member of the First Baptist Church of Sylacauga.

         JOE K. MCARTHUR has served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Bank and the Company since 1992 and 1994, respectively. Mr. McArthur has served as a director of the Bank and the Company since February 1996. He is currently serving as Chairman of the Bank's Internal Control Review Committee, Compliance Officer, and Secretary/Treasurer. Mr. McArthur has 19 years of experience in the banking industry and a B. S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining the Bank, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice president of First Federal of Alabama from 1983 to 1990. Mr. McArthur is a member of the Sylacauga Kiwanis Club and a member of the United Way Committee. He has also served as a manager of various Little League and Babe Ruth Baseball teams. Mr. McArthur is a member of First United Methodist Church of Sylacauga.


         BOARD OF DIRECTORS

         The Board of Directors of the Company currently consists of seven persons and is divided into three classes, each of which contains approximately one-third of the Board. The Company's By-Laws provide that the Board of Directors shall initially consist of seven directors. The directors of the Company are elected by the stockholders of the Company for staggered, three year terms, such that approximately one-third of the directors will be elected at each annual meeting of stockholders, or until their successors are elected and qualified. The executive officers of the Company are elected annually by the Board of Directors of the Company and shall hold office until their successors are elected and qualified or until their earlier resignation, removal from office or death.

         The direction and control of the Bank is vested in its Board of Directors. Directors of the Bank serve three-year terms. The terms of the directors of the Bank are staggered (as in the case of the Company) so that approximately one-third of the directors will be elected at each annual meeting of stockholders. Since the Company owns all of the issued and outstanding shares of common stock of the Bank, the Company will elect the directors of the Bank in accordance with applicable law.

         There are no arrangements or understandings pursuant to which the directors or executive officers of the Company or the Bank were elected and there are no family relationships between any of such persons.


         COMMITTEES

         The Company's Board of Directors has established the following standing committees:

         (A) The Audit Committee, currently comprised of Messrs. Brown, McMillan, Foote, Vawter and Robbs. The Audit Committee is authorized to review and make recommendations to the Board of Directors with respect to the Company's audit procedures and independent auditor's report to management and to recommend to the Board of Directors the appointment of independent auditors for the Company, to review with the independent auditors the scope and results of audits, to monitor the Company's financial policies and control procedures, to monitor the non-audit services provided by the Company's auditors and to review all potential conflicts of interests.

         (B) The Stock Option Committee, currently comprised of Messrs. Brown, Foote, Robbs, McMillan and Vawter. The Stock Option Committee is responsible for administering the Company's Stock Option and Incentive Plan.

         (C) The Management Recognition Plan Committee, currently comprised of Messrs. Brown, Foote, Robbs, McMillan and Vawter. The Management Recognition Plan Committee is responsible for administering the Company's two Management Recognition Plans.

         The Company does not have a Directors Nominating Committee, that function being reserved to the entire Board of Directors.

         In addition to the Company's committees, the Bank has established various committees including the Executive Committee, the Wage and Compensation Committee, the Loan Committee, the Asset/Liability Committee and the Audit Committee. The Company presently does not have a compensation committee because no officers of the Company receive any compensation for services to the Company. All officers of the Company are compensated by the Company's wholly-owned subsidiary, the Bank, solely for their services to the Bank. In addition, directors are paid for attendance at Bank committee meetings, but employee members of committees are not paid.

         The Executive Committee of the Bank consists of Messrs. Stroup, Brown (Chairman), Foote, Robbs, McArthur, McMillan, and Vawter. The Committee meets only as needed and is charged with the responsibility of overseeing the business of the Bank. The Committee has the power to exercise most powers of the Board of Directors in the intervals between meetings of the Board, and any activity is reported to the Board monthly. The Bank's Loan Committee is comprised of Messrs. Robbs (Chairman), Brown, and Vawter. Mr. Stroup serves an alternate and Mr. Cook serves as an advisor. The committee meets weekly to consider loan applications. Approval of a loan application requires approval by at least two members (other than the person signing the appraisal) of the Loan Committee. See "Business of the Bank - Lending Activities, - Residential Lending." The Audit Committee of the Bank consists of Messrs. Brown, McMillan, Foote (Chairman), Vawter and Robbs. This committee meets at least annually and more frequently if necessary to review the results of the audit program. Recommendations and observations are reported to the Board of Directors. The Asset/Liability Committee consists of Messrs. Stroup, McArthur, Foote, and Vawter (Chairman). This Committee meets quarterly to establish and monitor policies to control interest rate sensitivity. The Bank's Wage and Compensation Committee consists of Messrs. Stroup, McArthur, Brown (Chairman), Robbs, and Vawter. This Committee meets at least annually to review salaries and benefits of directors, officers, and employees.

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. The Company first became subject to this regulation on February 13, 1995, and from such date through the end of fiscal 1996. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied with, except John T. Robbs failed to file on a timely basis one report relating to four transactions.

         Although it is not the Company's obligation to make filings pursuant to Section 16 of the Securities and Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to a designated employee of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides certain summary information for fiscal 1996, 1995 and 1994 concerning compensation paid or accrued by the Company and the Bank to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during such periods (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                      Annual Compensation(1)
                                                      ----------------------

                                                                                         Long Term Compensation
                                                                                         ----------------------
    Name and Principal                                                                  Restricted     Securities
    ------------------               Fiscal                           Other Annual        Stock        Underlying       All Other
         Position                     Year     Salary    Bonus       Compensation(2)    Award(s)$    Options/SARs(#)   Compensation
         --------                    ------    ------    -----       ---------------    ----------   ---------------   ------------
 Donald C. Stroup, President          1996    $95,568  $163,093(3)        $10,250      $116,200(5)         20,750       $2,255(7)
   Chief Executive Officer and        1995     91,000    15,168            10,500            --                --        2,258
   Vice Chairman of the Board         1994     78,456    12,656            13,554            --                --        1,800

 Joe K. McArthur, Executive           1996    $69,900  $100,316(4)         $9,750       $74,368(6)         13,280       $1,400(8)
   Vice President, Chief              1995     66,564    11,094             6,000            --                --        1,286
   Operating Officer, Chief           1994     64,000
   Financial Officer and director                         9,590             --               --                --          954



------------------------
(1) All compensation received by Mr. Stroup and Mr. McArthur was paid by the Bank. No other officer of the Company received cash compensation in excess of $100,000 during 1996.
(2)  Fees received as member of Board of Directors of Bank and Company.
(3) Includes a regular bonus of $15,928 as well as $147,165 of compensation recognized on dividends paid under the Company's
     Dividend Investment Plan on unexercised stock options and unvested shares of restricted stock issued under the Company's Management Recognition Plans "A" and "B" and a corresponding bonus paid to assist in the payment of the applicable federal tax due in connection with such dividend payments. See "-- Compensation of Directors"
(4) Includes a regular bonus of $11,650 as wells as $88,666 of compensation recognized on dividends paid under the Company's
     Dividend Investment Plan on unexercised stock options and unvested shares of restricted stock issued under the Company's Management Recognition Plans "A" and "B" and a corresponding bonus paid to assist in the payment of the applicable federal tax due in connection with such dividend payments. See "-- Compensation of Directors."
(5) Represents 8,300 shares all of which, as of September 30, 1996, were subject to certain vesting requirements as more fully described in the Company's Management Recognition Plans "A" and "B." As of September
     30, 1996, the aggregate market value of the shares was $103,750.
(6) Represents 5,312 shares all of which, as of September 30, 1996, were subject to certain vesting requirements as more fully described ion the Company's Management Recognition Plan "A" and "B." As of
     September 30, 1996, the aggregate market value of the shares was $66,400.
(7) Represents a $1,733 automobile allowance and income of $522 recognized on employer provided group term life insurance in excess of $50,000.
(8) Represents an $878 automobile allowance and income of $522 recognized on employer provided group term life insurance in excess of $50,000.


         EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENT

         Employment Agreements. The Company and the Bank have entered into employment agreements with Donald C. Stroup, President and Chief Executive Officer of the Company and the Bank and Joe K. McArthur, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Bank (collectively, the "Employment Agreements").

         The Employment Agreement with Mr. Stroup was effective as of October 1, 1996 and provides for a term of three years. Pursuant to the Employment Agreement, the Bank will pay Mr. Stroup an annual base salary of $100,308, for which the Company is jointly and severally liable. On each anniversary date from the expiration of the initial three year term of the Employment Agreement, the term of Mr. Stroup's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of Mr. Stroup has met the required performance standards and that such Employment Agreement should be extended.

         The Employment Agreement with Mr. McArthur was effective as of October 1, 1996 and provides for a term of three years. Pursuant to the Employment Agreement, the Bank will pay Mr. McArthur an annual base salary of $73,380 for which the Company will be jointly and severally liable. On each anniversary date from the expiration of the initial three year term, the term of Mr. McArthur's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of Mr. McArthur has met the required performance standards and that such Employment Agreement should be extended.

         The Employment Agreements entitle both Mr. Stroup and Mr. McArthur to participate with all other senior management employees of the Company or the Bank in any discretionary bonuses that the Board of Directors of the Company or the Bank may award. In addition, Mr. Stroup and Mr. McArthur participate in standard retirement and medical plans, and are entitled to customary fringe benefits, vacation and sick leave. The Employment Agreements will terminate upon the employee's death or disability, and are terminable for "cause" as defined in the Employment Agreements. In the event of termination for cause, no severance benefits are payable to the employee. If the Company or the Bank terminates the employee without cause, the employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the Employment Agreement plus an additional twelve-month period. The employee may voluntarily terminate his Employment Agreement by providing sixty days written notice to the Board of Directors of the Bank and the Company, in which case the employee is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

         The Employment Agreements provide that, in the event of the employee's involuntary termination in connection with, or within one year after, any change in control of the Bank or, the Company, other than for "cause," or death or disability, the employee will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that the employee receives on account of the change in control. Such payment would be reduced to the extent it would cause the Bank to fail to meet any of its regulatory capital requirements. Under the Employment Agreements, "change in control" generally refers to a change in ownership, holding or power to vote more than 25.0% of the Company's or the Bank's voting stock, a change in the ownership or possession of the ability to control the election of a majority of the Bank's or the Company's directors or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, under each Employment Agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank, at the beginning of such period, cease to constitute two-thirds of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. Each Employment Agreement also provides for a similar lump sum payment to be made in the event of the employee's voluntary termination of employment within one year following a change in control of the Bank or the Company.

         Deferred Compensation Agreements. The Bank has entered into deferred compensation agreements with its president and executive vice president, pursuant to which each will receive certain retirement benefits at age 65. Under the Deferred Compensation Agreements, benefits are payable for 15 years. A portion of the retirement benefits accrue each year until age 65 or, if sooner, until termination of employment. If the president remains in the employment of the Bank until age 65, his annual benefit will be $65,000. If the executive vice president remains in the employment of the Bank until age 65, his annual benefit will be

$45,000. If either of these such officers die prior to age 65, while in the employment of the Bank, the full retirement benefits available under the deferred compensation agreements will accrue and will, thereupon, be payable to their respective beneficiaries. The retirement benefits available under the deferred compensation agreements are unfunded. However, the Bank has purchased life insurance policies on the lives of these officers that will be available to the Company and the Bank to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $51,045 in 1996 and 1995, and was $28,522 in 1994.


         COMPENSATION OF DIRECTORS

         Each member of the Board of Directors of the Bank (other than the Chairman) receives a fee of $750 for each board meeting attended (with one excused absence), and each non-employee director of the Bank, if a member of a committee, receives $500 for each committee meeting attended. The Chairman of the Board of the Bank receives a fee of $850 for each board meeting attended. Each member of the Board of Directors of the Company receives a fee of $250 for each board meeting attended.

         During fiscal 1996, the Company also granted to each non-employee director of the Company an option to purchase 4,150 shares of Common Stock at an exercise price of $14.00 per share. The options were granted under the Company's Stock Option and Incentive Plan and have a 10 year term. The Company also awarded 1,660 shares of Common Stock to each non-employee director of the Company. The shares were awarded under the Company's Management Recognition Plan "A" in the form of restricted stock (the "Restricted Stock"), which stock vests at the rate of 20% per year, commencing on the first anniversary of the date of grant. As of September 30, 1996, all of the Restricted Stock remained unvested.

         In addition, the Company has adopted, by board resolution, a dividend investment plan pursuant to which holders of the Company's options to purchase Common Stock and holders of Restricted Stock issued under the Company's Management Recognition Plans which remain subject to vesting requirements, are paid an amount equal to the number of shares underlying stock options or the number of shares of Restricted Stock held by them, as the case may be, multiplied by the amount of dividends the Company pays to the holders of its Common Stock. As such, during fiscal 1996, each non-employee director was paid a total of $10,375 with respect to the shares of Common Stock underlying options held by him and a total of $4,150 with respect to the Restricted Stock held by him as provided under the dividend investment plan. In addition, in connection with the grant of Restricted Stock to the Company's directors, each non-employee director was paid a bonus of $15,458 to assist such director pay the applicable federal tax due in connection with such grants.

         Mr. Stroup and Mr. McArthur, each an executive officer and a director of the Company, also received awards of stock options and Restricted Stock. See "Summary Compensation Table" and "Option Grants in Fiscal 1996."

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Donald C. Stroup, President and Chief Executive Officer of the Company and the Bank, and Joe K. McArthur, Executive Vice President, Chief Operating Officer, and Chief Financial Officer of the Bank, serve as members of the Wage and Compensation Committee of the Board of Directors of the Bank. Such committee is responsible for reviewing salaries and benefits of directors, officers, and employees of the Bank.


         MANAGEMENT RECOGNITION PLANS

         The Board of Directors of the Company has adopted two management recognition plans, denominated SouthFirst Bancshares, Inc. Management Recognition Plan "A" ("Plan A") and SouthFirst Bancshares, Inc. Management Recognition Plan "B" ("Plan B") (Plan A and Plan B referred to collectively as the "Plans" or the "MRPs"). The objective of the MRPs is to enable the Company and the Bank to reward and retain personnel of experience and ability in key positions of responsibility by providing such personnel with a proprietary interest in the Company and by recognizing their past contributions to the Company and the Bank, and to act as an incentive to make such contributions in the future.

         Plan A and Plan B are identical except that Plan A provides for awards to employees, as well as to non-employee directors, of the Company and the Bank, while Plan B provides for awards only to employees. Non-employee directors are entitled to participate in Plan A only, as described in the preceding sentence. The Plans are administered by a committee (the "Committee") of the Board of Directors of the Company. Awards under the Plans are in the form of restricted stock awards. Each MRP has reserved a total of 16,600 shares of Common Stock for issuance pursuant to awards made by the Committee. Such shares, with respect to each Plan, are held in trust until awards are made by the Committee, at which time the shares are distributed from the trust to the award recipient. Such shares will bear restrictive legends until vested, as described below. The Committee may make awards to eligible participants under the MRPs in its discretion, from time to time. Under Plan A, on November 15, 1995 each non-employee director serving in such capacity on February 13, 1995 (the effective date of the Conversion) automatically received an award of 1,660 shares. In selecting the employees to whom awards are granted under the Plans, the Committee considers the position, duties and responsibilities of the employees, the value of their services to the Company and the Bank and any other factors the Committee may deem relevant. As of September 30, 1996, a total of 33,200 shares had been awarded under the Plans and no shares remain available for future issuance.

         Once an award is made, a participant "earns" the shares under the award (i.e., the shares vest) at the rate of 20% per year, commencing on the first anniversary of the date of the award. The Committee may, however, from time to time and in its sole discretion, accelerate the vesting with respect to any participant, if the Committee determines that such acceleration is in the best interest of the Company. If a participant terminates employment for reasons other than death or disability, the participant forfeits all rights to the allocated shares under restriction. If the participant's termination is caused by death or disability, all restrictions expire and all shares allocated become vested and consequently, unrestricted. Participants will recognize compensation income when their interests vest, or at such earlier date pursuant to a participant's election to accelerate recognition pursuant to Section 83(b) of the Internal Revenue Code.

         STOCK OPTION PLAN

         On June 8, 1994, the Board of Directors of the Company adopted a Stock Option Plan denominated SouthFirst Bancshares, Inc. Stock Option and Incentive Plan (the "Stock Option Plan"). The objective of the Stock Option Plan is to attract, retain, and motivate the best possible personnel for positions of substantial responsibility with the Company and the Bank. The Stock Option Plan provides select officers, directors, and employees of the Bank and the Company with an opportunity to participate in the ownership of the Company.
The Stock Option Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers, directors, and employees in the form of (i) incentive and nonqualified stock options ("Options"); or (ii) Stock Appreciation Rights ("SARs"). (Options and SARs are referred to herein collectively as "Awards") as determined by the committee administering the Stock Option Plan. The exercise price for Options and SARs may not be less than the fair market value of the shares on the day of the grant, and no Awards shall be exercisable after the expiration of ten years from the date of this grant. The Stock Option Plan has a term of ten years unless earlier terminated by the Board of Directors. The Stock Option Plan is administered by a committee of the directors of the Company (the "Option Plan Committee"). Except as discussed below with respect to non-employee directors, the Option Plan Committee has complete discretion to make Awards to persons eligible to participate in the Stock Option Plan, and will determine the number of shares to be subject to such Awards, and the terms and conditions of such Awards. In selecting the persons to whom Awards are granted under the Stock Option Plan, the Option Plan Committee will consider the position, duties, and responsibilities of the employees, the value of their services to the Company and the Bank, and any other factor the Option Plan Committee may deem relevant to achieving the stated purpose of the Stock Option Plan.

         Options granted under the Stock Option Plan are exercisable on a cumulative basis in equal installments of 20.0% per year commencing one year from the date of grant except that all options would be 100.0% exercisable in the event the optionee terminates his employment due to death, disability or retirement or in the event of a change in control of the Bank or the Company.

         In order to attract and retain members of the board of directors who contribute to the Company's success, the Stock Option Plan further provides for the award of nonqualified stock options to non-employee directors of the Company. All directors who were not employees of the Company, as of November 15, 1995 (the date of the approval of the Stock Option Plan by the stockholders of the Company and OTS), received non-qualified stock options for the purchase of 4,150 shares with an exercise price equal to $14.00 per share, the fair market value of the Common Stock on the date of grant. As of September 30, 1996, a total of 83,000 shares have been issued under the Stock Option Plan and no shares remain available for future issuance.

         The following table presents information regarding fiscal 1996 grants to the Named Executive Officers of options to purchase shares of the Company's Common Stock.

                         OPTIONS GRANTS IN FISCAL 1996

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF STOCK
                                                                                      PRICE APPRECIATION FOR
                                                 INDIVIDUAL GRANTS                        OPTION TERM(1)
                                       -------------------------------------          ----------------------
                                              % OF TOTAL
                                 NUMBER OF     OPTIONS
                                 SECURITIES   GRANTED TO
                                 UNDERLYING   EMPLOYEES
                                  OPTIONS     IN FISCAL     EXERCISE     EXPIRATION
       NAME                      GRANTED(2)      YEAR         PRICE         DATE          5%          10%
 ----------------                ----------   ----------    --------     ----------    --------     --------
 Donald C. Stroup                  20,750        25%         $14.00       11/15/05     $182,808     $463,140


 Joe K. McArthur                   13,280        16%         $14.00       11/15/05      116,997      296,410





---------------------------
(1) The dollar amounts under these columns represent the potential realizable value of each option assuming that the market price of the common stock appreciates in value from the date of grant for the full 10 year term at the 5% and 10% annualized rates prescribed by regulation and therefore are not intended to forecast possible future appreciation, if any, of the price of the common stock.
(2) Options vest with respect to 20% of the underlying shares on each of November 15, 1996, 1997, 1998, 1999 and 2000.


                 The following table provides certain information concerning each exercise of stock options under the Company's Stock Option Plan during the fiscal year ended September 30, 1996, by the Named Executive Officers and the fiscal year end value of unexercised options held by such person:


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                         Number of             Value of
                                                                        Securities            Unexercised
                                                                        Underlying           In-the-Money
                                                                    Unexercised Options    Options at Fiscal
                                                                    at Fiscal Year End         Year End
                           Shares Acquired           Value             Exercisable/          Exercisable/
          Name               on Exercise           Realized            Unexercisable       Unexercisable(1)
          ----             ---------------         --------         -------------------    ----------------
 Donald C. Stroup                 0                   $0                 0/20,750               $0/$0

 Joe K. McArthur                  0                   $0                 0/13,280               $0/$0

--------------

(1) The market value of the Company's common stock on September 30, 1996 was $12.50 per share. The actual value, if any, an executive may realize will depend upon the amount by which the market price of the Company's common stock exceeds the exercise price when the options are exercised.

         EMPLOYEE RETIREMENT SAVINGS PLAN

         The Bank has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with the Bank. Under the 401(k) Plan, eligible employees may contribute up to 10% of their gross salary to the 401(k) Plan or $9,240, whichever is less. Each participating employee is fully vested in contributions made by such employee. Prior to the Bank's adoption of an Employee Stock Ownership Plan (See "--Employee Stock Ownership Plan ("ESOP")", the first 1.0% to 3.0% of employee compensation was matched by a Bank contribution of $0.50 for each $1.00 of employee contribution and contributions from 4.0% to 6.0% were 100.0% matched. During this period, such contributions were 100.0% vested following the completion of five years of service and were invested in one or more investment accounts administered by an independent plan administrator.

         EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

         The Bank has adopted an ESOP for the exclusive benefit of participating employees. All employees of the Bank who have attained age 21 and who have completed a year of service with the Bank are eligible to participate in the ESOP. The Company has loaned the ESOP $664,000, the proceeds of which the ESOP used to purchase 66,400 shares of Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. See Note 12 of "Notes to Consolidated Financial Statements."

         Contributions to the ESOP are expected to be used to repay the ESOP loan. Shares released from the suspense account as the ESOP loan is repaid, any contributions to the ESOP that are not used to repay the ESOP loan, and forfeitures will be allocated among participants on the basis of their relative compensation. With the exception of terminations due to death, disability or retirement, a participant must be employed by the Bank on the last day of the plan year and have earned 1,000 hours of service during the plan year in order to share in the allocation for the plan year. Any dividends paid on unallocated shares of Common Stock are to be used to repay the ESOP loan; any dividends paid on shares of Common Stock allocated to participant accounts will be credited to said accounts.

         A participant will become 20.0% vested in his benefits under the ESOP once he or she has earned two years of service. The participant will earn an additional 20.0% for each additional year of service so that he or she is fully vested once he or she has completed six years of service. Participants also become fully vested upon death, disability, attainment of normal retirement age, and termination of the ESOP. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service with the Bank. An employee's years of service prior to the ESOP's effective date will be considered for purposes of determining vesting under the ESOP.

         A participant who separates from service because of death, disability or retirement will be entitled to receive an immediate distribution of his or her benefits. A participant who separates from service for any other reason will be eligible to begin receiving benefits once he or she has incurred his or her fifth one year break in service. Distributions will generally be made in whole shares of Common Stock, with the value of fractional shares being paid in cash. Although accounts will generally be distributed in a lump sum, accounts valued in excess of $500,000 may be distributed in installments over a five-year period.

         The Company is the plan administrator of the ESOP and First Alabama Bank serves as the trustee of the ESOP (the "ESOP Trustee"). A participant may vote any shares of Common Stock that are allocated to his or her account. Any unallocated shares of Common Stock and allocated shares of Common Stock for which no timely direction is received will be voted by the ESOP Trustee in accordance with its fiduciary obligations.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 20, 1996, with respect to the beneficial ownership of the Company's common stock by
(i) each person known by the Company to own beneficially more than five percent (5%) of the Company's common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                   Shares of
                                                  Common Stock                          Percent of
             Beneficial Owner                Beneficially Owned(1)                  Outstanding Shares
         ---------------------------         ---------------------                  ------------------
         Paul A. Brown(2)                            16,294                                2.0%
         Hobert Cook(3)                              13,810                                1.7%
         H. David Foote, Jr.(4)                       8,490                                1.0%
         John T. Robbs(5)                            17,490                                2.1%
         Allen Gray McMillan, III(6)                 12,490                                1.5%
         Charles R. Vawter, Jr.(7)                   30,790                                3.7%
         Donald C. Stroup(8)                         42,025                                5.0%
         Joe K. McArthur(9)                          14,556                                1.7%
         All directors and
            executive officers
            as a group (7 persons)(10)              142,135                              17.01%

------------------------
(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 823,700 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 823,700 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.
(2) Of the amount shown, 4,690 shares are owned jointly by Mr. Brown and his wife, 3,000 shares are owned by his wife, 4,514 shares are held in an individual retirement account, 830 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under the Company's Management Recognition Plan "A," 332 shares of which are fully vested.
(3) Of the amount shown, 7,500 shares are owned jointly by Mr. Cook and his wife, 500 shares are owned jointly by Mr. Cook and his son and 4,150 shares are subject to presently exercisable options.
(4) Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 are held by Mr. Foote as custodian for each of his two minor children, 830 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under the Company's Management Recognition Plan "A," 332 shares of which are fully vested.
(5) Of the amount shown, 2,293 shares are held jointly by Mr. Robbs and his wife, 3,662 shares are held in an Individual Retirement Account for the benefit of Mr. Robb's wife, 5,000 shares are held jointly with his father, 830 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under the Company's Management Recognition Plan "A," 332 shares of which are fully vested.
(6) Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 830 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under the Company's Management Recognition Plan "A," 332 shares of which are fully vested.
(7) Of the amount shown, 27,700 shares are held jointly by Mr. Vawter and his wife, 600 shares are held by Mr. Vawter as custodian for his two minor children, 830 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under the Company's Management Recognition Plan "A," 332 shares of which are fully vested.
(8) Of the amount shown, 14,100 shares are owned jointly by Mr. Stroup and his wife, 3,000 shares are held jointly with Gwendolyn W. Abercrombie, a long-time friend of the Stroup family, 300 shares are held by Mr. Stoup's son Bradley, 300 shares are held by Mr. Stroup's son Randall, 9,094 shares are held in his account under the Company's 401(k) plan, 2,781 shares are held in his account under the Bank's ESOP, 4,150 shares are subject to presently exercisable options and 8,300 shares represent restricted stock granted under the Company's Management Recognition Plans "A" and "B," 1,660 shares of which are fully vested.
(9) Of the amount shown, 1,500 shares are owned jointly by Mr. McArthur and his wife, 2,621 shares are held in his account under the Company's 401(k) plan, 2,467 shares are held in his account under the Bank's ESOP, 2,656 shares are subject to presently exercisable options and 5,312 shares represent restricted stock granted under the Company's Management Recognition Plans "A" and "B," 1,062 shares of which are fully vested.
(10) Amount shown does not include the shares beneficially owned by Hobert Cook who is currently serving on the Board of Directors of the Company and the Bank as a director, emeritus. Joe K. McArthur and Donald C. Stroup are the only executive officers of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No directors, executive officers, or immediate family members of such individuals were engaged in transactions with the Company (other than loans) involving more than $60,000 during the year ended September 30, 1996. Furthermore, the Company had no "interlocking" relationships existing on or after September 30, 1996 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the Bank's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Bank's Board of Directors.

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by the Bank to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Bank. In addition, all future credit transactions with such directors, officers and related interests of the Company and the Bank will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of the Company, including the majority of the disinterested directors. At September 30, 1996, the aggregate of all loans by the Bank to its officers, directors, and related interests was $926,072.


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS.

                 The following financial statement's and auditors' report have been filed with Item 8, Part II of this report:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition as of
                 September 30, 1996 and 1995
         Consolidated Statements of Earnings for the years ended
                 September 30, 1996, 1995 and 1994.
         Consolidated Statements of Shareholders' Equity for the years ended
                 September 30, 1996, 1995 and 1994.
         Consolidated Statements of Cash Flows for the years ended
                 September 30, 1996 1995 and 1994.
         Notes to Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES.

                 All financial statement schedules are omitted as the required information is inapplicable.

         3.  EXHIBITS.


         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from the Company's Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 (1994 S-1); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan "A" S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan "B" S-8"); Registration Statement on From S-8, Registration No. 333-4538 ("Option Plan S-8") or Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         Exhibit No.                       Description of Exhibit
         -----------                       ----------------------

            3.1*          Amended and Restated Certificate of Incorporation
                          (1994 S-1).

            3.2*          Bylaws (1994 S-1, Exhibit 3.2).

            4*            Form of Common Stock Certificate (1994 S-1).

            10.1* Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur (1995 Form 10-K).

            10.1.1 Employment Agreement dated October 1, 1996 between SouthFirst Bancshares, Inc. and Joe K. McArthur.

            10.2 * Employment Agreement between SouthFirst Bancshares, Inc. and Donald C. Stroup (1995 Form 10-K).

            10.2.1 Employment Agreement dated October 1, 1996 between SouthFirst Bancshares, Inc. and Donald C. Stroup.

            10.3 * Employment Agreement between First Federal of the South and Joe K. McArthur (1995 Form 10-K).

            10.3.1 Employment Agreement dated October 1, 1996 between First Federal of the South and Joe K. McArthur.

            10.4 * Employment Agreement between First Federal of the South and Donald C. Stroup (1995 Form 10-K).

            10.4.1 Employment Agreement dated October 1, 1996 between First Federal of the South and Donald C. Stroup.

            10.5.1 *      Form of Management Recognition Plan A (1994 S-1,
                          Exhibit 10.5).

            10.5.2 * Form of Management Recognition Plan A, as amended (1995 Form 10-K).

            10.5.3 * Management Recognition Plan A Restated and Continued (Plan "A" S-8, Exhibit 4.1).

            10.6.1 *      Form of Management Recognition Plan B (1994 S-1,
                          Exhibit 10.6).

            10.6.2 * Form of Management Recognition Plan B, as amended (1995 Form 10-K).

            10.6.3 * Management Recognition Plan B, Restated and Continued (Plan "B" S-8, Exhibit 4.1).

            10.7.1 *      Form of Stock Option and Incentive Plan (1994 S-1,
                          Exhibit 10.7)  (1995 Form 10-K.

            10.7.2 * Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K).

            10.7.3 * Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

            10.7.4 * Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

            10.8 * Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

            10.9 * Deferred Compensation Agreement between First Federal of the South (formerly known as First Federal Savings and Loan Association of Sylacauga) and Joe K. McArthur (1995 Form 10-K).

            10.10 * Deferred Compensation Agreement between First Federal of the South (formerly known as First Federal Savings and Loan Association of Sylacauga) and Donald C. Stroup (1995 Form 10-K).

            11            Statement Regarding Computation of Per Share Earnings.

            16 *          Letter regarding Change in Accountants (1994 S-1)

            21            Subsidiaries of Registrant.

            23.1          Consent of KPMG Peat Marwick LLP

            27            Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 18th day on December, 1996.

                                     SOUTHFIRST BANCSHARES, INC.


                                     By: /s/ Donald C. Stroup
                                         ---------------------------------------
                                         Donald C. Stroup
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                  Title                             Date
                 ---------                                  -----                             ----
         /s/ Donald C. Stroup                      President, Chief Executive
         --------------------------------          Officer and Vice Chairman
         Donald C. Stroup                          of the Board (principal
                                                   executive officer)                         December 18, 1996

         /s/ Joe K. McArthur                       Executive Vice President,
         --------------------------------          Chief Operating Officer,
         Joe K. McArthur                           Chief Financial Officer,
                                                   Secretary/Treasurer
                                                   and director (principal
                                                   executive officer)                         December 18, 1996

         /s/ Paul A. Brown                         Chairman of the Board                      December 18, 1996
         --------------------------------
         Paul A. Brown

         /s/ Hobert Cook                           Director, Emeritus                         December 18, 1996
         --------------------------------
         Hobert Cook

         /s/ H. David Foote, Jr.                   Director                                   December 18, 1996
         --------------------------------
         H. David Foote, Jr.

         /s/ John T. Robbs                         Director                                   December 18, 1996
         --------------------------------
         John T. Robbs

         /s/ Allen Gray McMillan, III              Director                                   December 18, 1996
         --------------------------------
         Allen Gray McMillan, III

         /s/ Charles R. Vawter, Jr.                Director                                   December 18, 1996
         --------------------------------
         Charles R. Vawter, Jr.

                          SOUTHFIRST BANCSHARES, INC.

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-----------                            ----------------------


10.1.1                    Employment Agreement dated October 1, 1996 between
                          SouthFirst Bancshares, Inc. and Joe K. McArthur.
10.2.1                    Employment Agreement dated October 1, 1996 between
                          SouthFirst Bancshares, Inc. and Donald C. Stroup.
10.3.1                    Employment Agreement dated October 1, 1996 between
                          First Federal of the South and Joe K. McArthur.
10.4.1                    Employment Agreement dated October 1, 1996 between
                          First Federal of the South and Donald C. Stroup.
11                        Statement Regarding Computation of Per Share Earnings.
21                        Subsidiaries of Registrant.
23.1                      Consent of KPMG Peat Marwick LLP.
27                        Financial Data Schedule.