Form 10-K/A
period 1996-09-30
SOUTHFIRST BANCSHARES INC
filed 1997-01-06
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                 FORM 10-K/A
                      ------------------------------------
                       Amendment No. 1 to Annual Report
                   Pursuant to Sections 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 for the Fiscal Year Ended September 30, 1996
                      ------------------------------------

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


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996:

(List all such items, financial statements, exhibits or other portions amended)

Item 10.  Directors and Executive Officers of the Registrant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         MANAGEMENT OF THE COMPANY

         The following table sets forth certain information regarding the executive officers and directors of the Company. Each of the directors of the Company also serve as directors of the Bank.


                                                                        YEAR        YEAR OF
                                           POSITIONS HELD            ELECTED AS    EXPIRATION
          NAME                AGE(1)        WITH COMPANY              DIRECTORS     OF TERM
          ----                ------       --------------            ----------    ----------
    Donald C. Stroup            47     President, Chief Executive        1994         1996
                                       Officer and Vice Chairman
                                       of the Board

    Joe K. McArthur             45     Executive Vice President,
                                       Chief Operating Officer,
                                       Chief Financial Officer,
                                       Secretary/Treasurer and
                                       Director                          1995         1998

    Paul A. Brown               70     Chairman of the Board             1994         1996

    Hobert Cook                 74     Director, Emeritus                1994         1995

    H. David Foote, Jr.         47     Director                          1994         1997

    John T. Robbs               41     Director                          1994         1997

    Allen Gray McMillan, III    39     Director                          1995         1998

    Charles R. Vawter, Jr.      35     Director                          1994         1996

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 6th day of January, 1997.

                                     SOUTHFIRST BANCSHARES, INC.


                                     By: /s/ Joe K. McArthur
                                         ---------------------------------------
                                         Joe K. McArthur
                                         Executive Vice President, Chief
                                         Operating Officer, Chief Financial
                                         Officer, and Secretary/Treasurer