Form 10-Q
period 1996-12-31
SOUTHFIRST BANCSHARES INC
filed 1997-02-14
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File Number:
         December 31, 1996                                             1-13640



                           SOUTHFIRST BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                             63-1121255
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


126 North Norton Avenue, Sylacauga, Alabama                               35150
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:               205-245-4365
-------------------------------------------------------------------------------

Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
               ---                   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, par value $.01 per share            821,100 shares
     --------------------------------------   --------------------------------
                  Class                       Outstanding at February 10, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SouthFirst Bancshares, Inc.
                      Statements of Financial Condition
             December 31, 1996 (Unaudited) and September 30, 1996

ASSETS                                                               DECEMBER 31, 1996   SEPTEMBER 30, 1996
                                                                     -----------------   ------------------
                                                                                               (AUDITED)
Cash and amounts due from depository institutions                       $  4,029,410        $  2,625,561
Interest - bearing deposits in other financial
   institutions                                                                3,293                --
Investment securities held to maturity at cost (market
   value of $153,853 at Dec. 31, 1996 and $153,853 at
   Sept. 30, 1996                                                            153,853             153,853
Investment securities available for sale at market value                  19,611,562          21,792,852
Loans receivable                                                          66,221,918          62,652,755
Less allowance for loan losses                                              (250,565)           (250,714)
                                                                        ------------        ------------
      Net loans                                                           65,971,353          62,402,041
Loans held for sale at market value                                          184,260             131,100
Premises and equipment, net                                                1,830,592           1,802,482
Accrued interest receivable                                                  502,956             553,606
Other assets                                                                 658,655             635,902
Investments in affiliates                                                    163,625             184,537
                                                                        ------------        ------------
      Total assets                                                      $ 93,109,561        $ 90,281,934
                                                                        ============        ============
LIABILITIES AND RETAINED EARNINGS
Liabilities:
   Deposits:
      Non-interest bearing                                              $  1,305,180        $  1,087,042
      Interest bearing                                                    63,390,938          63,007,561
                                                                        ------------        ------------
          Total deposits                                                  64,696,118          64,094,603
                                                                        ------------        ------------
   Advances by borrowers for property taxes insurance                        257,719             392,280
   Accrued interest payable                                                  205,865             842,285
   Borrowed funds                                                         14,008,330          10,959,285
   Income taxes payable                                                      430,254             285,401
   Accrued expenses and other liabilities                                    490,204             820,266
                                                                        ------------        ------------
          Total liabilities                                             $ 80,088,490        $ 77,394,120

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares
   authorized, 863,200 shares issued and 823,700
   shares outstanding                                                          8,632               8,632
Treasury stock, 39,500 shares at cost                                       (500,803)           (500,802)
Additional paid in capital                                                 7,872,147           7,704,856
Retained earnings, substantially restricted (note 2)                       5,714,614           5,690,301
Unrealized gain on investment securities available for
   sale, net of tax                                                          838,481             729,537
Deferred compensation                                                       (912,000)           (744,710)
          Total retained earnings                                       $ 13,021,071        $ 12,887,814
                                                                        ------------        ------------
          Total liabilities and retained earnings                       $ 93,109,561        $ 90,281,934
                                                                        ============        ============

See accompanying notes to financial statements.

                           SouthFirst Bancshares, Inc.
                   Statements of Earnings (Unaudited) for the
           Three Months Ending December 31, 1996 and December 31, 1995

                                                                         DECEMBER 31,       DECEMBER 31,
                                                                            1996               1995
                                                                         -----------        -----------
Interest and dividend income:
   Interest on loans                                                    $  1,365,697        $  1,148,825
   Interest and dividend income on investment securities
      held to maturity                                                         2,154             208,725
   Interest and dividend income on securities available for
      sale                                                                   377,482             239,273
                                                                        ------------        ------------
      Total interest and dividend income                                   1,745,333           1,596,823
                                                                        ------------        ------------

Interest expense:
   Interest on deposits                                                      732,205             741,903
   Interest on borrowed funds                                                205,666             102,215
                                                                        ------------        ------------
      Total interest expense                                                 937,871             844,118
                                                                        ------------        ------------
      Net interest income                                                    807,462             752,705
   Provision for loan losses                                                    --                  --
                                                                        ------------        ------------
      Net interest income after provision for loan losses                    807,462             752,705

Other income:
   Settlement of lawsuit (note 3)                                               --               508,257
   Service charges and other fees                                            146,635             140,938
   Gain on sale of loans                                                      48,772              26,029
   Insurance commissions                                                      (1,747)              5,095
   Equity in loss of affiliate                                               (20,912)             (3,810)
   Other                                                                      10,212              17,350
                                                                        ------------        ------------
      Total other income                                                     182,959             693,859

Other expenses:
   Compensation and benefits                                                 463,109             761,651
   Insurance expense                                                          23,692                --
   Net occupancy expense                                                      42,524              39,331
   Furniture and fixtures                                                     58,260              44,238
   Data processing                                                            41,546              42,247
   Office supplies and expenses                                               44,038              46,223
   Deposit insurance premiums                                                 10,464              44,381
   Other                                                                      98,188             200,899
                                                                        ------------        ------------
      Total other expenses                                                   781,821           1,178,970
                                                                        ------------        ------------
      Income before taxes                                                    208,598             267,594
   Income tax expense                                                         81,323             101,800
                                                                        ------------        ------------
      Net income                                                        $    127,275        $    165,794
                                                                        ============        ============
Net income per common share                                                     0.15                0.20
Weighted average common shares outstanding                                   823,700             846,600

See accompanying notes to financial statements.

                           SouthFirst Bancshares, Inc.
                  Statements of Cash Flows (Unaudited) for the
           Three Months Ending December 31, 1996 and December 31, 1995

                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                     1996                1995
                                                                                 -------------       ------------
Operating activities:
   Net income                                                                    $    127,275        $    165,794
   Adjustments to reconcile net income to net cash
      Cash provided by operating activities:
          Depreciation and amortization                                                43,941              36,599
          Equity in loss of unconsolidated affiliate                                   20,912               3,810
          Gain on sale of loans                                                       (48,772)            (26,029)
          Increase (decrease) in deferred loan origination fees                        10,170               6,584
          Net (accretion) amortization of premium/discount on
               investment securities held to maturity                                    --                 1,664
          Net amortization of premium on investment securities
               available for sale                                                         198               4,501
          Gain on sale of foreclosed real estate                                         --                  --
          Loans originated for sale                                                (1,035,950)               --
          Proceeds from sale of loans                                                 857,544             748,353
          Decrease in accrued interest receivable                                      50,650              60,423
          Increase in other assets                                                     22,753             527,103
          Increase in accrued interest payable                                       (636,420)           (662,606)
          Increase in income taxes payable                                             78,082              65,800
          Increase (decrease) in accrued expenses and other liabilities              (330,062)            174,373
                                                                                 ------------        ------------
               Net cash (used in) provided by operating activities                   (885,186)             52,163
                                                                                 ------------        ------------
Investing activities:
   Investment in affiliated company                                                      --              (175,000)
   Maturities on interest bearing deposits in other financial institutions               --               300,000
   Reinvestment of dividends/interest bearing deposits in other
      Financial institutions                                                             (111)               --
   Proceeds from maturity of investment securities held to maturity                      --               250,000
   Purchase of investment securities available for sale                                  --              (570,385)
   Proceeds from sale of investments                                                1,500,000                --
   Reinvestment of mutual fund dividend                                                (7,897)               --
   Principal repayments of MBS available for sale                                     132,030             618,924
   Principal repayments of CMO's available for sale                                   729,491             280,451
   Net increase in loans                                                           (3,405,464)         (2,106,971)
   Purchase of premises and equipment                                                 (72,051)           (124,075)
                                                                                 ------------        ------------
      Net cash used in investing activities                                        (1,124,002)         (1,527,056)
Financing activities:
   Net (decrease) increase in NOW accounts and savings accounts                        14,723            (645,033)
   Net increase in certificates of deposits                                           586,792           1,055,744
   Proceeds from borrowed funds                                                     3,050,000                --
   Cash dividends paid                                                               (102,963)           (103,750)
   Repayment of borrowed funds                                                           (955)             (2,593)
   Decrease in advances by borrowers for property taxes and
      insurance                                                                  ($   134,561)       ($   128,683)
                                                                                 ------------        ------------
      Net cash provided by financing activities                                     3,413,036             175,685
                                                                                 ------------        ------------
Increase (decrease) in cash and amounts due from depository
institutions                                                                        1,403,849          (1,299,208)
   Cash and amounts due from depository institutions beginning
      of year                                                                       2,625,561           4,464,099
                                                                                 ------------        ------------
   Cash and amounts due from depository institutions end of year                 $  4,029,410        $  3,164,891
                                                                                 ============        ============
Supplemental information on cash payments:
   Interest paid                                                                 $    937,871        $  1,506,724
   Income taxes paid                                                             $     81,323        $    101,800
Supplemental information on non cash transactions:
   Transfers to investment securities available for sale                         $       --          $ 12,476,980
   Change in net unrealized gain on investment available
      for sale                                                                   $    168,589        $    223,246

See accompanying notes to financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

          Information filed on this Form 10-Q as of and for the quarter ended December 31, 1996 was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiary, First Federal of the South (the "Bank," formerly First Federal Savings & Loan Association of Sylacauga, collectively the Corporation and the Bank are referred to herein as the "Company"). As of February 13, 1995, the Bank converted from a mutual to a stock form of ownership, whereby all of the stock of the Bank was purchased by the Corporation upon the issuance of 830,000 shares of the Corporation's common stock (the "Conversion").

          In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three month period ended December 31, 1996. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2) RETAINED EARNINGS

          The Bank, pursuant to applicable Office of Thrift Supervision ("OTS") regulations, established a special "liquidation account" for the benefit of the eligible account holders and supplemental eligible account holders in the Conversion. The liquidation account was established in an amount equal to the regulatory capital of the Bank as of the date of the statement of financial condition contained in the final Prospectus prepared in connection with the Conversion. Each eligible account holder and supplemental eligible account holder is entitled, on a complete liquidation of the Bank after the Conversion (and only in such event), to an interest in the liquidation account. The initial interest in such liquidation account is determined by multiplying the opening balance in the liquidation account by a fraction of which the numerator is the amount of the qualifying deposit in the related deposit account and the denominator is the total amount of the qualifying deposits of all eligible account holders and supplemental eligible account holders in the Bank. If, on any annual closing date subsequent to the Conversion, the amount in any qualifying deposit account is less than the amount in such account on the initial applicable date, then the interest in the liquidation account is reduced by an amount proportionate to any such reduction. If, subsequent to the Conversion, a qualified deposit account is closed, then the interest of the account holder in the liquidation account will be reduced to zero. A merger, consolidation, sale of bulk assets or similar combination transaction with an FDIC-insured institution, in which the Bank is not the surviving insured institution, would not be considered to be a "liquidation" under which any distribution of the liquidation account would be made. In such a transaction, the liquidation account would be assumed by the surviving institution. The creation and maintenance of the liquidation account would not restrict the use or application of any of the capital accounts of the Bank, except that the Bank may not declare or pay a cash dividend to, or repurchase any of its capital stock from, the Company, if the effect of such dividend or repurchase would be to cause its equity to be reduced below the aggregate amount then required for the liquidation account.

(3) SETTLEMENT OF LAWSUIT

          On December 21, 1993, the Bank filed a complaint against United States Fidelity & Guaranty Company ("USF&G") and Robert R. Peoples, a former employee of the Bank, in the Circuit Court of Talladega County, Alabama. The Bank, for 20 years, maintained a fidelity bond with USF&G. This bond insured the Bank against losses resulting from numerous causes, including the fraudulent acts committed against the Bank by its employees. The Complaint alleged that USF&G breached its contractual obligations under the fidelity bond and that Mr. Peoples defrauded the Bank. Further, the Bank sought compensatory damages in the amount of approximately $612,000 and punitive damages against USF&G. USF&G denied the Bank's claim and Mr. Peoples pled guilty to a federal banking crime indictment. On March 3, 1995, a jury awarded $788,000 to the Bank against USF&G in compensatory damages and punitive damages for bad faith. The punitive damages and certain of the compensatory damages, in the aggregate amount of approximately $200,000, were appealed by USF&G.

          On or about March 8, 1995, USF&G filed a subrogation action in the Circuit Court against current and former officers and directors of the Bank, alleging, among other things, negligence in their oversight of Mr. Peoples. Management believes that this action was filed by USF&G to force a settlement of the bad faith portion of the judgment against USF&G. Management also believes that the current and former officers and directors of the Bank have acted properly and in good faith with respect to their duties, including the oversight of Mr. Peoples, and, therefore, are required to be indemnified by the Bank, for any adverse judgment and for the reasonable costs of their legal defense, under applicable regulations of the Office of Thrift Supervision ("OTS"). On December 22, 1995, the Circuit Court dismissed this action in a final judgment in favor of the current and former officers and directors of the Bank. USF&G subsequently filed an appeal of this dismissal.

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

(4) SUBSEQUENT EVENTS

          On January 22, 1997, the Company declared a regular dividend of $.125 per share, payable on February 15, 1997 to stockholders of record on February 1, 1997.

          On May 15, 1996, the Board of Directors agreed, with the approval from the OTS to implement a stock Repurchase Program pursuant to which the Company had repurchased 39,500 shares of its outstanding Common Stock as of September 30, 1996. On January 3, 1997, 1,100 additional shares were repurchased under the Repurchase Program and an additional 1,500 shares were repurchased on January 6, 1997 for a total of 42,100 shares purchased under this Repurchase Program. On January 22, 1997, the Board of Directors agreed, with the approval from the OTS, to implement a second stock Repurchase Program. This program would allow the Company to repurchase an additional 5% or 41,365 shares of its outstanding Common Stock over a one year period.

          The Board of Directors approved March 19, 1997 for the Annual Stockholders Meeting. Voting rights will be extended to stockholders of record as of February 10, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         REVIEW OF RESULT OF OPERATIONS

OVERVIEW

          Net Income for the three months ended December 31, 1996 decreased $38,519 or 23.2% when compared to the comparable period during fiscal 1996. This decrease in net income resulted primarily from approximately $508,000 received in the first quarter of fiscal 1996 as a settlement in the lawsuit with USF&G. The lower net income for the three months ended December 31, 1996 was largely offset by a 33.6% decrease in total other expenses of $1,178,970 for the three months ended December 31, 1995 to $781,821 for the three months ended December 31, 1996. Net income per common share, based on weighted average shares outstanding decreased to $.15 for the three months ended December 31, 1996 compared to $.20 for the three months ended December 31, 1995.

          Further discussion of significant items affecting net earnings are discussed in detail below.

NET INTEREST INCOME

          Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-bearing assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and the interest-bearing liabilities.

          There was a slight change in interest rates in the three months ended December 31, 1996, as compared to the same period in fiscal 1996. As of December 31, 1996, net interest margin increased three basis points as rates earned on interest-earning assets increased 21 basis points to 8.03%, while cost of funds decreased 12 basis points to 4.90%, when compared to the comparable period during fiscal 1996. As a result, net interest income after provision for loan losses increased by $54,757 or 7.3% to $807,462 in the first three months of fiscal 1996 compared to $752,705 for the first three months of fiscal 1996.

OTHER INCOME

          Other income for the three months ended December 31, 1996 decreased by $510,900 to $182,959 compared to $693,859 for the three month ended December 31, 1995 primarily as a result of a net bond claim settlement with USF&G of approximately $508,000 received during the three months ended December 31, 1995. In addition, there was an increase of $22,743 in the amount realized for gain on sale of loans, and an increase of $5,697 in service charges and other fees during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. These increases were partially offset by a $17,102 increased loss from affiliated companies from $20,912 for the three months ended December 31, 1996 compared to a loss of $3,810 the same period in fiscal 1996.

OTHER EXPENSE

          Total other expense decreased from $1,178,970 for the three months ended December 31, 1995 to $781,821 for the three months ended December 31, 1996. This decrease of $397,149 was due to several factors, including reduced costs associated with the implementation of the Management Recognition Plans and the ESOP plan that were previously incurred in the first quarter of fiscal 1996, as well reduced other expenses which, during the three months ended December 31, 1995, consisted primarily of legal and accounting costs associated with the production of the Company's first annual report on Form 10-K. The majority of these costs were non-recurring in nature and therefore not incurred during the three months ended December 31, 1996.

INCOME TAX EXPENSE

          The Company's effective tax rate for the three month period ended December 31, 1996 was 38.9% and was 38.0% for the three month period ended December 31, 1995 compared to the federal statutory rate of 34.0% during such periods. The Company's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased $20,477 or 20.1% to $81,323 for the three months ended December 31, 1996, as compared to $101,800 the three months ended December 31, 1995, due to the decline in pre-tax earnings.


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


                                                                                            AT OR FOR THE
                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31
                                                                                      ----------------------
                                                                                      1996              1995
                                                                                      ----              ----
Return on assets                                                                      0.55%              .78%
Return on equity                                                                      3.98%             4.45%
Equity-to-assets ratio                                                               13.79%            17.55%
Interest rate spread                                                                  3.13%             2.81%
Net interest margin                                                                   3.72%             3.69%
Total risk-based capital ratio                                                       22.50%            32.68%
Nonperforming loans to loans                                                          0.74%             0.64%
Allowance for loan losses to loans                                                    0.38%             0.48%
Allowance for loan losses to nonperforming loans                                     51.14%            75.44%
Ratio of net charge-offs to average loans outstanding                                 0.00%             0.00%
Book value per common share outstanding                                             $15.81            $17.44

          Significant factors affecting the Company's financial condition during the three months ended December 31, 1996 are detailed below:

ASSETS

          Total assets increased $2,827,627 or 3.13% from $90,281,934 at September 30, 1996 to $93,109,561 at December 31, 1996. During this three month period, net loans receivable increased by $3,569,163 due to increased loan demand in residential mortgages and in residential construction loans. Mortgage-backed securities and CMOs decreased by approximately $2.2 million with principal pay downs being used to fund the residential mortgage and residential construction loans.

LIABILITIES

          Total liabilities increased $2,694,370 or 3.5% from $77,394,120 at September 30, 1996 to $80,088,490 at December 31, 1996. This increase was due in part to deposits increasing by approximately $600,000 or 1.0%, reflecting a recent trend of customers adding savings and certificates of deposits, as opposed to investing in other markets. In addition, advance borrowing from the Federal Home Loan Bank of Atlanta increased by approximately $3.0 million or 28% from September 30, 1996 to December 31, 1996. This increase reflected the funding requirements as a result of increased residential mortgage and construction loan demand.

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

          At December 31, 1996, the allowance for loan losses was $250,565, as compared to $250,714 at September 30, 1996. The Company did not record provisions for loan losses in either the first three months of fiscal 1996 or 1997 because charge-offs were insignificant during these periods. Nonperforming loans at December 31, 1996 were approximately $490,000 as compared to approximately $546,000 at September 30, 1996. There was no foreclosed real estate during the three months ended December 31, 1996 or the three months ended December 31, 1995. At December 31, 1996 and September 30, 1996, the allowance for loan losses represented .38% and .40% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect the collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing the Bank. Although loans have increased, management believes loan loss reserves are adequate due to the fact it has not experienced significant loan charge-offs.

LIQUIDITY AND INTEREST SENSITIVITY

          Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends.

          The Company is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency securities, and other investments generally having maturities of five years or less. Such investments serve as a source of funds upon which the Company may rely to meet deposit withdrawals and other short-term needs. The required level of such investments is calculated based on a "liquidity base" consisting of net withdrawable accounts plus borrowing payable on demand or with maturities of one year or less. Management's objectives continue to include maintaining liquidity in excess of the required regulatory amount of 5.0% of net deposits and short-term borrowing in order to provide greater flexibility and to better match maturities of the requirements of normal operations, potential deposit outflows and loan demand. The Company closely monitors its cash flow position to assure necessary liquidity and to take advantage of market opportunities. At September 30, 1996 and December 31, 1996, the Company's liquid assets represented 12.88% and 11.72%, respectively, of its liquidity base. Management believes that the Company's liquidity is adequate to fund all outstanding commitments and other cash needs.

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

          The OTS has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. The Company has provided the majority of its capital requirements through the retention of earnings and issuance of Common Stock in the Company's initial public offering.

          At December 31, 1996, the Company satisfied all regulatory capital requirements. The Company's compliance with the current standards is as follows:


                                                                 PERCENT OF
                                                                   ASSET
                                                    AMOUNT         BASE
                                                    ------       ----------
                                                     (DOLLARS IN THOUSANDS)
          Tangible Capital                          $11,794        12.79%
          Core Capital                               11,794        12.79
          Risk-based Capital                         11,997        22.50

         The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.0% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital ratio will be 3.0% plus at least an additional 100 to 200 basis points. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

         The OTS also requires savings institutions with more than a normal level of interest rate risk to maintain additional capital except institutions with less than $300 million in assets and at least a 12 percent risk-based capital ratio are not subject to this interest rate risk capital component (IRR) unless notified by the OTS. The Company is not currently required to maintain additional capital based on IRR.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock, and stock appreciation rights. FAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. FAS 123 provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or companies may continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosure of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the financial statements for its fiscal year ended September 30, 1997. FAS 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995.


                           PART II. OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27 - Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUTHFIRST BANCSHARES, INC.


Date: February 11, 1997        By:  /s/ Donald C. Stroup
                                    -------------------------------------------
                                    Donald C. Stroup, President and
                                    Chief Executive Officer
                                    (principal executive officer)



Date: February 11, 1997        By:  /s/ Joe K. McArthur
                                    -------------------------------------------
                                    Joe K. McArthur, Executive Vice President
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)