Form 10-Q
period 1997-03-31
SOUTHFIRST BANCSHARES INC
filed 1997-05-15
CIK 925963

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      March 31, 1997                                                     1-13640



                         SOUTHFIRST BANCSHARES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



Delaware                                                              63-1121255
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


126 North Norton Avenue, Sylacauga, Alabama                                35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   205-245-4365
--------------------------------------------------------------------------------

Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X               No
             -------               -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, par value $.01 per share                846,900 shares
    --------------------------------------         --------------------------
            Class                                  Outstanding at May 9, 1997

                       PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         SouthFirst Bancshares, Inc.
                      Statements of Financial Condition
              March 31, 1997 (Unaudited) and September 30, 1996

 Assets                                                       March 31, 1997            September 30, 1996
 ------                                                       --------------            ------------------
                                                                                            (audited)
 Cash and amounts due from depository institutions              $ 3,077,122                 $ 2,625,561
 Interest - bearing deposits in other financial
    institutions                                                      3,257                           -
 Investment securities held to maturity at cost
    (market value of $153,853 at March 31, 1997 and
    $153,853 at September 30, 1996)                                 153,853                     153,853
 Investment securities available for sale at market
    value                                                        18,739,469                  21,792,852
 Loans receivable                                                67,025,107                  62,652,755
 Less allowance for loan losses                                    (267,821)                   (250,714)
                                                                -----------                 -----------
      Net loans                                                  66,757,286                  62,402,041
 Loans held for sale at market value                                103,000                     131,100
 Premises and equipment, net                                      1,795,641                   1,802,482
 Foreclosed real estate, net                                        157,717                           -
 Accrued interest receivable                                        507,683                     553,606
 Other assets                                                     1,418,921                     635,902
 Investments in affiliates                                          196,465                     184,537
                                                                -----------                 -----------
      Total assets                                              $92,910,415                 $90,281,934
                                                                ===========                 ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Liabilities:
    Deposits:
      Non-interest bearing                                      $ 1,413,921                 $ 1,087,042
      Interest bearing                                           62,403,045                  63,007,561
                                                                -----------                 -----------
           Total deposits                                        63,816,966                  64,094,603
                                                                -----------                 -----------
    Advances by borrowers for property taxes
      insurance                                                     322,271                     392,280
    Accrued interest payable                                        430,924                     842,285

    Borrowed funds                                               14,083,338                  10,959,285
    Income taxes payable                                            655,924                     285,401
    Accrued expenses and other liabilities                          612,747                     820,266
                                                                -----------                 -----------
           Total liabilities                                    $79,922,170                 $77,394,120

 STOCKHOLDERS' EQUITY
 --------------------
 Common stock, $.01 par value, 2,000,000 shares
    authorized, 863,200 shares issued and 821,100
    shares outstanding                                                8,632                       8,632
 Treasury stock, 42,100 shares at cost                             (535,409)                   (500,802)
 Additional paid in capital                                       7,872,147                   7,704,856
 Retained earnings, substantially restricted (note
 2)                                                               5,733,676                   5,690,301
 Unrealized gain on investment securities available
    for sale, net of tax                                            821,200                     729,537
 Deferred compensation                                             (912,000)                   (744,710)
           Total stockholders' equity                           $12,988,246                 $12,887,814
                                                                -----------                 -----------
           Total liabilities and stockholders' equity           $92,910,415                 $90,281,934
                                                                ===========                 ===========





See accompanying notes to financial statements.

                         SouthFirst Bancshares, Inc.
                  Statements of Earnings (Unaudited) for the
             Six Months Ending March 31, 1997 and March 31, 1996
      and for the Three Months Ending March 31, 1997 and March 31, 1996


                                                                                              Three months ended
                                                                                              ------------------
                                                         Six months ended March 31,                March 31,
                                                         --------------------------                ---------

                                                            1997             1996            1997              1996
                                                            ----             ----            ----              -----

 Interest and dividend income:
    Interest on loans                                   $2,749,944       $2,325,961      $1,384,246         $1,177,137
    Interest and dividend income on investment               4,308          212,192           2,154              3,467
    securities held to maturity
    Interest and dividend income on securities
    available for sale                                     712,082          665,629         334,600            426,356
                                                        ----------       ----------      ----------         ----------

      Total interest and dividend income                 3,466,333        3,203,782       1,721,000          1,606,960
                                                        ----------       ----------      ----------         ----------

 Interest expense:
    Interest on deposits                                 1,429,455        1,478,462         697,251            736,560
    Interest on borrowed funds                             419,996          223,257         214,330            121,042
                                                        ----------       ----------      ----------         ----------
      Total interest expense                             1,849,451        1,701,719         911,580            857,602
                                                        ----------       ----------      ----------         ----------
      Net interest income                                1,616,882        1,502,063         809,420            749,358
    Provision for loan losses                               17,700            1,200          17,700              1,200
                                                        ----------       ----------      ----------         ----------
      Net interest income after provision for loan       1,599,182        1,500,863         791,720            748,158
      losses

 Other income:
    Settlement of lawsuit (note 3)                               -          508,257               -                  -
    Service charges and other fees                         294,959          289,497         148,325            148,559
    Gain on sale of loans                                   63,733           54,618          14,962             28,589
    Insurance commissions                                    1,433            1,166           3,180             (3,929)
    Equity in loss of affiliates                           (38,072)         (30,113)        (17,151)           (26,303)
    Other                                                   29,593           28,564          19,373             11,215
                                                        ----------       ----------      ----------         ----------

      Total other income                                   351,646          851,989         168,688            158,131

 Other expenses:
    Compensation and benefits                              903,439        1,244,056         443,442            482,405
    Insurance expense                                       48,143                -          24,451                  -
    Net occupancy expense                                   86,138           77,612          43,614             38,281
    Furniture and fixtures                                 110,890           81,282          52,630             37,044
    Data processing                                         83,929           84,274          42,384             42,027
    Office supplies and expenses                            89,778           94,813          45,864             48,590
    Deposit insurance premiums                              39,187           88,362          28,722             43,980
    Other                                                  179,579          374,675          81,267            173,938
                                                        ----------       ----------      ----------         ----------
      Total other expenses                               1,541,083        2,045,074         762,374            866,265
                                                        ----------       ----------      ----------         ----------
      Income before taxes                                  409,745          307,778         198,034             40,024
    Income tax expense                                     160,770          116,956          79,447             15,209
                                                        ----------       ----------      ----------         ----------
      Net income                                        $  248,975       $  190,822      $  118,587         $   24,815
                                                        ==========       ==========      ==========         ==========
 Net income per common share                                  0.30             0.22            0.14               0.03
 Weighted average common shares outstanding                831,544          854,855         831,544            863,200





See accompanying notes to financial statements.

                         SouthFirst Bancshares, Inc.
                 Statements of Cash Flows (Unaudited) for the
                  Six Months Ending March 31, 1997 and  1996


                                                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                           MARCH 31,            MARCH 31,
                                                                              1997                1996
                                                                        ---------------      --------------
 Operating activities:
    Net income                                                           $   248,974          $   190,822
    Adjustments to reconcile net income to net cash
      Cash provided by operating activities:
           Depreciation and amortization                                      86,582               67,642
           Equity in loss of unconsolidated affiliate                         38,072               30,114
           Gain on sale of loans                                              63,733              (54,618)
           Increase (decrease) in deferred loan origination fees              13,414               17,423
           Net (accretion) amortization of premium/discount on
                investment securities held to maturity                             -                1,664
           Net amortization of premium on investment securities
                available for sale                                                69                1,165
           Provision for loan losses                                         (17,700)                   -
           Loans originated for sale                                       2,098,610                    -
           Proceeds from sale of loans                                     1,898,423            1,741,268
           Decrease in accrued interest receivable                            45,923               42,694
           Decrease (increase) in other assets                              (783,019)             195,252
           Increase in accrued interest payable                             (411,363)            (400,186)
           Increase (decrease) in income taxes payable                       314,341              (79,586)
           Increase (decrease) in accrued expenses and other
                liabilities                                                 (207,519)              19,191
                                                                         ------------         ------------
           Net cash  provided by operating activities                      3,388,541            1,772,845
                                                                         ------------         ------------

 Investing activities:
    Investment in affiliated company                                         (50,000)            (175,000)
    Maturities on interest bearing deposits in other financial
 institutions                                                                      -              300,000
    Reinvestment of dividends/interest bearing deposits in other
      financial institutions                                                     (75)                   -
    Purchase of investment securities available for sale                           -           (1,070,385)
    Proceeds from sale of investments                                      3,821,770                    -
    Purchases of FHLB time deposits held to maturity                               -              357,000
    Purchase of FHLB agency note available for sale                       (2,000,000)                   -
    Reinvestment of mutual fund dividend                                     (15,908)              (4,293)
    Gain on sale of investment securities available for sale                  15,706                    -
    Principal repayments of MBS available for sale                           381,581            1,359,991
    Principal repayments of CMO's available for sale                         994,827              280,451
    Net increase in loans                                                 (8,541,341)          (6,569,220)
    Purchase of premises and equipment                                       (79,742)            (257,798)
                                                                         ------------         ------------
      Net cash used in investing activities                               (5,473,182)          (5,779,254)
                                                                         ------------         ------------





See accompanying notes to financial statements.

                         SouthFirst Bancshares, Inc.
                 Statements of Cash Flows (Unaudited) for the
                  Six Months Ending March 31, 1997 and  1996


                                                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                           MARCH 31,            MARCH 31,
                                                                              1997                1996
                                                                        ---------------      --------------
 Financing activities:
    Net (decrease) increase in NOW accounts and savings accounts         $   396,925          $  (938,166)
    Net increase (decrease) in certificates of deposits                     (674,562)           2,264,264
    Proceeds from borrowed funds                                           3,125,000            6,367,540
    Cash dividends paid                                                     (205,599)          (1,938,050)
    Treasury stock purchased                                                 (34,606)                   -
    Repayment of borrowed funds                                                 (947)          (2,372,798)
    Decrease in advances by borrowers for property taxes and
      insurance                                                              (70,009)             (50,798)
                                                                         -----------          -----------
      Net cash provided by financing activities                            2,536,202            3,331,992
                                                                         -----------          -----------
 Increase (decrease) in cash and amounts due from depository
    institutions                                                             451,561             (674,417)
    Cash and amounts due from depository institutions beginning
      of period                                                            2,625,561            4,464,099
                                                                         -----------          -----------
    Cash and amounts due from depository institutions end of period      $ 3,077,122          $ 3,789,682
                                                                         ===========          ===========
 Supplemental information on cash payments:
    Interest paid                                                        $ 1,429,455          $ 2,139,877
    Income taxes expensed                                                    160,770              (65,975)
 Supplemental information on non-cash transactions:
    Transfers to investment securities available for sale                          -           12,476,980
    Change in net unrealized gain on investment available
      for sale                                                           $   156,691          $   341,772





See accompanying notes to financial statements.

                         SOUTHFIRST BANCSHARES, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

         Information filed on this Form 10-Q as of and for the quarter ended March 31, 1997 was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiary, First Federal of the South (the "Bank," formerly First Federal Savings & Loan Association of Sylacauga, collectively the Corporation and the Bank are
referred to herein as the "Company").   As of February 13, 1995, the Bank
converted from a mutual to a stock form of ownership, whereby all of the stock of the Bank was purchased by the Corporation upon the issuance of 830,000 shares of the Corporation's common stock (the "Conversion").

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three month and six month periods ended March 31, 1997. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

(3) SETTLEMENT OF LAWSUIT

         On May 23, 1996, the Bank entered into a final settlement agreement with United States Fidelity & Guaranty Company ("USF&G"), under which litigation between the Bank and USF&G was ended. Over the course of the litigation, the Bank received, net of legal fees, $619,000. The litigation arose from a claim filed by the Bank alleging, among other things, that USF&G had breached its contractual obligations under a fidelity bond the Bank held with USF&G.

         In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon the Company's or the Bank's financial condition.

(4) SUBSEQUENT EVENTS

         On April 16, 1997, the Company declared a regular dividend of $0.125 per share, payable on May 15, 1997 to stockholders of record on May 1, 1997.

         On April 11, 1997, the Company's wholly-owned subsidiary, Benefit Financial Services Inc., purchased substantially all of the assets of Pension & Benefit Financial Services, Inc., a Montgomery-based employee benefits
consulting firm.    The purchase price, the form of which consisted of a
combination of SouthFirst common stock and cash, was approximately $850,000. See "ITEM 2: CHANGE IN SECURITIES."

         On April 15, 1997, the Company entered into a definitive agreement to merge with First Federal Savings & Loan Association of Chilton County ("Chilton County"). As a result of the agreement, Chilton County will be merged with the Bank and the Bank will be the surviving entity following the merger. The merger is subject to the approval of the shareholders of the Company and Chilton County, and to required regulatory filings and approvals. The merger is expected to be completed in the fourth quarter of 1997 and will be accounted for as a purchase transaction. The transaction is structured as a stock election merger, in which holders of Chilton County stock will have the right, subject to certain conditions, to choose either shares of the Company's common stock, cash or a combination of both. The transaction is expected to have an aggregate value of approximately $5.3 million, or approximately $30 per Chilton County common share, which is approximately 120% of Chilton County's fully diluted book value at December 31, 1996. The Company expects the merger to be immediately accretive to its earnings per share. As of March 31, 1997, Chilton County presently has an asset base of approximately $75 million.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

         Net Income for the six months ended March 31, 1997 increased $58,153 or 23.4% when compared to the comparable period during fiscal 1996. This increase in net income resulted primarily from an increase in net interest income of $98,319 compared to the same period during fiscal 1996. Other income for the six month period ending March 31, 1997 decreased approximately $500,000 compared to the same period in fiscal 1996. The decrease in other income was due to the $508,000 received in the first quarter of fiscal 1996 as a settlement in the lawsuit with USF&G. See Note 3 to "Notes to Financial Statements." The decrease in other income for the six month period ending March 31, 1997 was offset by a decrease in other expenses of approximately $504,000 compared to the comparable period during fiscal 1996. Net income per common share, based on weighted average shares outstanding was $0.30 and $0.14 for the six months and three months ending March 31, 1997, respectively.

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

         There was a slight decrease in interest rates in the six months ended
March 31, 1997, as compared to the same period in fiscal 1996.   As of March
31, 1997, net interest margin increased thirty-five basis points as rates earned on interest-earning assets increased 26 basis points to 8.02%, while cost of funds decreased 9 basis points to 4.84%, when compared to the comparable period during fiscal 1996. As a result, net interest income before provision for loan losses increased by $114,819 or 7.6% to $1,616,882 in the first six months of fiscal 1997 compared to $1,502,863 for the first six months of fiscal 1996.

OTHER INCOME

         Other income for the six months ended March 31, 1997 decreased by $500,343 to $351,646 compared to $851,989 for the six months ended March 31, 1996. The higher than normal result for the six months ended March 31, 1996 was primarily due to the Bank's fidelity bond claim settlement with USF&G of approximately $508,000 which was entered into during that period. See Note 3 to "Notes to Financial Statements."

         For the three month period ended March 31, 1997, other income increased by approximately $10,500 compared to the same period in fiscal 1996. This increase was primarily the result of a decrease in losses from affiliated companies of approximately $9,000, an increase of approximately $8,150 in other income, and an increase in income of approximately $7,100 from insurance commissions. These increases were offset by a decrease of approximately $13,600 from gain on sale of loans compared to the same period in fiscal 1996.

OTHER EXPENSE

         Total other expense decreased from $2,045,704 for the six months ended March 31, 1996 to $1,541,083 for the six months ended March 31, 1997. This decrease of $503,991 was due to several factors, including reduced costs associated with the implementation of employee benefit plans that were previously incurred in the first quarter of fiscal 1996, as well reduced other expenses which, during the six months ended March 31, 1996, consisted primarily of legal and accounting costs associated with the production of the Company's first annual report on Form 10-K. The majority of these costs were nonrecurring in nature and, therefore, were not incurred during the six months ended March 31, 1997.

         For the three month period ended March 31, 1997, other expenses decreased by approximately $104,000 compared to the same period in fiscal 1996. This decrease was primarily due to costs associated with the implementation of employee benefit plans that occurred in the three month period ended March 31, 1996 that were nonrecurring in nature.

INCOME TAX EXPENSE

         The Company's effective tax rate for the six month period ended March 31, 1997 was 39.2% compared to the federal statutory rate of 34.0%. The Company's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased $43,814 or 27.2% to $160,770 for the six months ended March 31, 1997, as compared to $116,956 for the six months ended March 31, 1996, due to the increase in pre-tax earnings.


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


                                                                                        AT OR FOR THE
                                                                                      SIX MONTHS ENDED
                                                                                           MARCH 31
                                                                                      ----------------
                                                                                   1997             1996
                                                                                   ----             ----

Return on assets                                                                   0.53%            0.44%
Return on equity                                                                   3.81%            2.71%
Equity-to-assets ratio                                                            13.92%           16.42%
Interest rate spread                                                               3.18%            2.83%
Net interest margin                                                                3.72%            3.64%
Total risk-based capital ratio                                                    22.05%           23.47%
Nonperforming loans to loans                                                       0.47%            0.85%
Allowance for loan losses to loans                                                 0.41%            0.47%
Allowance for loan losses to nonperforming loans                                  86.67%           55.75%
Ratio of net charge-offs to average loans outstanding                              0.00%            0.01%
Book value per common share outstanding                                          $15.62           $15.48

         Significant factors affecting the Company's financial condition during the six months ended March 31, 1997 are detailed below:

ASSETS

         Total assets increased $2,628,481 or 2.91% from $90,281,934 at September 30, 1996 to $92,910,415 at March 31, 1997. During this six month period, net loans receivable increased by $4,355,245 due to increased loan demand in residential mortgages and in residential construction loans. Mortgage-backed securities and collateralized mortgage obligations ("CMOs") decreased by approximately $3.1 million with principal pay downs being used to fund the residential mortgage and residential construction loans.

LIABILITIES

         Total liabilities increased $2,528,050 or 3.2% from $77,394,120 at September 30, 1996 to $79,922,170 at March 31, 1997. This increase was primarily due to advance borrowing from the Federal Home Loan Bank of Atlanta, increasing by approximately $3.1 million or 28.5% from September 30, 1996 to March 31, 1997. This increase reflected the funding requirements as a result of increased residential mortgage and construction loan demand. The increase in borrowing was offset by a decrease in accrued interest payable of approximately $411,000 or 48.8% from $842,285 at September 30, 1996 to $430,924 at March 31,
1997. In addition, accrued expenses and other liabilities decreased approximately $208,000 or 25.3% from $820,266 at September 30, 1996 to $612,747 at March 31, 1997.

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

         At March 31, 1997, the allowance for loan losses was $267,821, as compared to $250,714 at September 30, 1996. The Company recorded small provisions for loan losses of $17,700 and $1,200 for the first six months of fiscal 1996 and 1997, respectively, because charge-offs were insignificant during these periods. Nonperforming loans at March 31, 1997 were approximately $309,000 as compared to approximately $546,000 at September 30, 1996. Foreclosed real estate during the six months ended March 31, 1997 was $157,717. There was no foreclosed real estate for the comparable time period in fiscal 1996. At March 31, 1997 and September 30, 1996, the allowance for loan losses represented 0.41% and 0.40% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect the collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing the Bank. Although loans have increased, management believes loan loss reserves are adequate due to the fact it has not experienced significant loan charge-offs.

LIQUIDITY AND INTEREST SENSITIVITY

         Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends.

         The Company is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency securities, and other investments generally having maturities of five years or less. Such investments serve as a source of funds upon which the Company may rely to meet deposit withdrawals and other short-term needs. The required level of such investments is calculated based on a "liquidity base" consisting of net withdrawable accounts plus borrowing payable on demand or with maturities of one year or less. Management's objectives continue to include maintaining liquidity in excess of the required regulatory amount of 5.0% of net deposits and short-term borrowing in order to provide greater flexibility and to better match maturities of the requirements of normal operations, potential deposit outflows and loan demand. The Company closely monitors its cash flow position to ensure adequate liquidity and to take advantage of market opportunities. At September 30, 1996 and March 31, 1997, the Company's liquid assets represented 12.88% and 10.66%, respectively, of its liquidity base. Management believes that the Company's liquidity is adequate to fund all outstanding commitments and other cash needs.

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

         At March 31, 1997, the Company satisfied all regulatory capital requirements. The Company's compliance with the current standards is as follows:

                                                                                              PERCENT OF
                                                                                                ASSET
                                                                              AMOUNT            BASE
                                                                             -------           -------
                                                                                (DOLLARS IN THOUSANDS)

         Tangible Capital                                                    $12,988            13.21%
         Core Capital                                                         12,988            13.21
         Risk-based Capital                                                   13,256            22.05

         The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.0% for savings associations rated composite 1 under the OTS CAMEL rating system. For all other savings associations, the minimum core capital ratio will be 3.0% plus at least an additional 100 to 200 basis points. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

         The OTS also requires savings institutions with more than a normal level of interest rate risk to maintain additional capital except institutions with less than $300 million in assets and at least a 12 percent risk-based capital ratio are not subject to this interest rate risk capital component ("IRR") unless notified by the OTS. The Company is not currently required to maintain additional capital based on IRR.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock, and stock appreciation rights. FAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. FAS 123 provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or companies may continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosure of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the financial statements for its fiscal year ended September 30, 1997. FAS 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995.

                         PART II.   OTHER INFORMATION

ITEM 2:     CHANGES IN SECURITIES

            In connection with the purchase by Benefit Financial Services, Inc. ("Benefit Financial") of substantially all of the assets of Pension & Benefit Financial Services, Inc. ("Pension Benefit") (See Note 4 to "Notes to Financial Statements"), on April 11, 1997, the Company issued, in the aggregate, 25,800 shares of its $.01 par value common stock to the principals of Pension Benefit. The 25,800 shares of Company common stock was divided among the principals of Pension Benefit as follows: (i) Malcomb J. Massey, the President and Chief Executive Officer of Pension Benefit, received 15,512 shares of Company common stock pursuant an employment agreement between himself and Benefit Financial,
(ii) Ruth M. Roper, an Executive Vice President of Pension Benefit, received 5,623 shares of Company common stock pursuant to an employment agreement between herself and Benefit Financial, and (iii) Bill G. Lambert, also an Executive Vice President of Pension Benefit, received 4,665 shares of Company common stock pursuant a consulting agreement between himself and Benefit Financial. Under the terms of Mr. Massey's and Ms. Roper's employment agreements, the shares of Company common stock received by them will vest in equal annual increments over a period of 15 years beginning on April 11, 1997. Under the terms of Mr. Lambert's consulting agreement, the shares of Company common stock received by him will vest in equal annual increments over a period of 5 years beginning on April 11, 1997. As Messrs. Massey and Lambert and Ms. Roper are sophisticated investors, were afforded access to information on the Company and were the only offerees solicited to purchase the Company's common stock, the Company did not register the shares of common stock issued to them pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The 1997 Annual Meeting of Stockholders of the Company was held on March 19, 1997. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Paul A. Brown, Donald C. Stroup and Charles R. Vawter, Jr.

            The results of voting with respect to the election of directors were as follows:

                                                            Votes                           Votes
                                                             FOR                          WITHHELD
                                                           -------                        --------

     Paul A. Brown                                         511,046                          3,061

     Donald C. Stroup                                      511,046                          3,061

     Charles R. Vawter, Jr.                                511,046                          3,061


Each of the following director's term of office as a director continued after the Annual Meeting of Stockholders: H. David Foote, Jr., Joe K. McArthur, Allen Gray McMillan, III and John T. Robbs.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                  2.1  -  Agreement for Purchase and Sale of Assets by and
                          among Pension & Benefit Financial Services, Inc., Bill G. Lambert, J. Malcomb Massey, Ruth M. Roper and Benefit Financial Services, Inc.

                  2.2  -  Agreement and Plan of Merger by and among SouthFirst
                          Bancshares, Inc., First Federal of the South and First Federal Savings & Loan Association of Chilton County.

                 27.1  -  Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHFIRST BANCSHARES, INC.


Date: April 29, 1997                    By: /s/ Donald C. Stroup
                                            ------------------------------------
                                            Donald C. Stroup, President and
                                            Chief Executive Officer
                                            (principal executive officer)



Date: April 29, 1997                    By: /s/ Joe K. McArthur
                                            ------------------------------------
                                            Joe K. McArthur, Executive Vice
                                            President and Chief Financial
                                            Officer
                                            (principal financial and accounting
                                            officer)

                         SOUTHFIRST BANCSHARES, INC.
                                EXHIBIT INDEX



Exhibit No.                                   Description of Exhibit
-----------                       ------------------------------------------------

 2.1 Agreement for Purchase and Sale of Assets by and among Pension & Benefit Financial Services,
                                  Inc., Bill G. Lambert, J. Malcomb Massey,
                                  Ruth M. Roper and Benefit Financial Services,
                                  Inc., dated April 11, 1997.

 2.2                              Agreement and Plan of Merger by and among
                                  SouthFirst Bancshares, Inc., First Federal of the
                                  South and First Federal Savings & Loan Association
                                  of Chilton County, dated April 14, 1997.

27.1                              Financial Data Schedule (for SEC use only)
