Form 10-Q
period 1997-06-30
SOUTHFIRST BANCSHARES INC
filed 1997-08-08
CIK 925963

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                               Commission File Number:
         June 30, 1997                                                   1-13640



                         SOUTHFIRST BANCSHARES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



Delaware                                                              63-1121255
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


126 North Norton Avenue, Sylacauga, Alabama                                35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:           205-245-4365
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

         Yes    X                      No
             ------                      ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, par value $.01 per share            847,600 shares
     --------------------------------------   ----------------------------
                  Class                       Outstanding at July 31, 1997

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SouthFirst Bancshares, Inc.
                      Statements of Financial Condition
              June 30, 1997 (Unaudited) and September 30, 1996

ASSETS                                                                      JUNE 30, 1997 SEPTEMBER 30, 1996
------                                                                      ------------- ------------------
                                                                                               (AUDITED)
Cash and amounts due from depository institutions                           $  3,981,164    $  2,625,561
Interest - bearing deposits in other financial
   institutions                                                                    3,350              --
Investment securities held to maturity at cost (fair
   value of $153,853 at June 30, 1997 and $153,853 at
   Sept. 30, 1996                                                                153,853         153,853
Investment securities available for sale at fair value                        17,134,015      21,792,852
Loans receivable                                                              71,797,859      62,652,755
Less allowance for loan losses                                                  (284,988)       (250,714)
                                                                            ------------    ------------
      Net loans                                                               71,512,871      62,402,041
Loans held for sale at fair value                                                     --         131,100
Premises and equipment, net                                                    1,826,537       1,802,482
Foreclosed real estate, net                                                      157,717              --
Accrued interest receivable                                                      558,910         553,606
Other assets                                                                   1,759,599         635,902
Investments in affiliates                                                        195,033         184,537
                                                                            ------------    ------------
      Total assets                                                          $ 97,283,049    $ 90,281,934
                                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest bearing                                                  $  1,424,325    $  1,087,042
      Interest bearing                                                        61,117,389      63,007,561
                                                                            ------------    ------------
          Total deposits                                                      62,541,714      64,094,603
                                                                            ------------    ------------
   Advances by borrowers for property taxes and
      insurance                                                                  341,525         392,280
   Accrued interest payable                                                      735,721         842,285
   Borrowed funds                                                             18,493,386      10,959,285
   Income taxes payable                                                          703,586         285,401
   Accrued expenses and other liabilities                                        851,364         820,266
                                                                            ------------    ------------
          Total liabilities                                                 $ 83,667,296    $ 77,394,120

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares
   authorized, 863,200 shares issued, 847,600 and
   823,700 shares outstanding in 1997 and 1996
   respectively                                                                    8,632           8,632
Treasury stock, 15,600 shares and 39,500 shares in
  1997 and 1996 respectively at cost                                            (198,392)       (500,802)
Additional paid in capital                                                     7,909,443       7,704,856
Retained earnings, substantially restricted                                    5,752,152       5,690,301
Unrealized gain on investment securities available for
   sale, net of tax                                                            1,055,918         729,537
Deferred compensation                                                           (912,000)       (744,710)
          Total stockholders' equity                                        $ 13,615,753    $ 12,887,814
                                                                            ------------    ------------
          Total liabilities and stockholders' equity                        $ 97,283,049    $ 90,281,934
                                                                            ============    ============



See accompanying notes to financial statements.

                         SouthFirst Bancshares, Inc.
                  Statements of Earnings (Unaudited) for the
              Nine Months Ending June 30, 1997 and June 30, 1996
       And For The Three Months Ending June 30, 1997 and June 30, 1996




                                                     Nine months ended June 30,    Three months ended June 30,
                                                     --------------------------    ---------------------------
                                                         1997           1996           1997           1996
                                                         ----           ----           ----           ----

Interest and dividend income:
   Interest on loans                                 $ 4,241,169    $ 3,587,803    $ 1,491,225    $ 1,261,842
   Interest and dividend income on investment
   securities held to maturity                             6,740          9,254          2,154          1,879

      Interest and dividend income on securities                                       311,177        419,980
                                                                                   -----------    -----------
            available for sale                         1,023,258      1,290,538
                                                     -----------    -----------    -----------    -----------
      Total interest and dividend income               5,271,167      4,887,595      1,804,556      1,683,701
                                                     -----------    -----------    -----------    -----------

Interest expense:
   Interest on deposits                                2,118,815      2,219,431        689,082        740,858
   Interest on borrowed funds                            676,922        380,585        256,927        157,328
                                                     -----------    -----------    -----------    -----------
      Total interest expense                           2,795,738      2,600,016        946,009        898,186
                                                     -----------    -----------    -----------    -----------
      Net interest income                              2,475,430      2,287,579        858,548        785,515
   Provision for loan losses                              36,465          1,200         18,765             --
                                                     -----------    -----------    -----------    -----------
      Net interest income after provision for loan
             losses                                    2,438,965      2,286,379        839,783        785,515

Other income:
   Settlement of lawsuit (note 2)                             --        583,000             --         75,000
   Service charges and other fees                        441,754        427,117        146,795        137,620
   Gain on sale of loans                                  81,983        104,925         18,250         50,307
   Insurance commissions                                     859          1,348           (573)           182
   Profit(loss) from sale of equipment                        --         (7,543)            --         (7,543)
   Equity in loss of affiliates                          (44,504)       (18,016)        (6,432)        12,097
   Other                                                 252,022         51,251        222,430         22,428
                                                     -----------    -----------    -----------    -----------
      Total other income                                 732,114      1,142,082        380,469        290,091

Other expenses:
   Compensation and benefits                           1,469,938      1,650,182        563,387        473,793
   Insurance expense                                      87,826        109,810         39,683         42,883
   Net occupancy expense                                 139,933        115,393         53,796         37,781
   Furniture and fixtures                                166,720        118,076         55,830         36,794
   Data processing                                       130,516        127,785         46,587         43,511
   Office supplies and expenses                          150,439        144,175         60,661         49,361
   Deposit insurance premiums                             49,591        132,146         10,404         43,785
   Other                                                 359,486        436,910        179,907         74,053
                                                     -----------    -----------    -----------    -----------
      Total other expenses                             2,554,449      2,834,477      1,010,253        801,961
                                                     -----------    -----------    -----------    -----------
      Income before taxes                                616,630        593,984        209,998        273,645
   Income tax expense                                    246,541        214,781         85,771         85,265
                                                     -----------    -----------    -----------    -----------
      Net income                                     $   370,089    $   379,204    $   124,227    $   188,380
                                                     ===========    ===========    ===========    ===========
Net income per common share                          $      0.43    $      0.44    $      0.15    $      0.22
Weighted average common shares outstanding               853,893        856,822        822,116        864,005



See accompanying notes to financial statements.

                         SouthFirst Bancshares, Inc.
                 Statements of Cash Flows (Unaudited) for the
                  Nine Months Ending June 30, 1997 and 1996


                                                                             NINE MONTHS      NINE MONTHS
                                                                            ENDED JUNE 30,   ENDED JUNE 30,
                                                                                 1997             1996
                                                                            -------------    -------------
Operating activities:
   Net income                                                                $    370,089    $    379,204
   Adjustments to reconcile net income to net cash
      Cash provided by operating activities:
          Depreciation and amortization                                           129,213          83,056
          Equity in loss of unconsolidated affiliate                               44,504          18,016
          Gain on sale of loans                                                    81,983        (104,925)
          Loss on sale of premises and equipment                                       --           7,543
          Increase (decrease) in deferred loan origination fees                    25,138          28,696
          Net amortization of premium on investment securities
               available for sale                                                   1,540           4,669
          Provision for loan losses                                               (36,465)             --
          Loans originated for sale                                             2,655,470      (3,525,404)
          Proceeds from sale of loans                                           2,454,964       3,589,602
          Decrease in accrued interest receivable                                  (5,304)         50,915
          Decrease(increase) in other assets                                   (1,123,697)        220,005
          Increase in accrued interest payable                                   (106,564)       (137,105)
          Increase(decrease) in income taxes payable                              218,143         (74,337)
          Increase (decrease) in accrued expenses and other liabilities            31,100          27,201
                                                                             ------------    ------------
               Net cash  provided by operating activities                       4,740,114         567,136
                                                                             ------------    ------------


Investing activities:
   Investment in affiliated company                                          $    (55,000)   $   (175,000)
   Investment in subsidiary                                                       374,309              --
   Maturities on interest bearing deposits in other financial institutions             --         300,000
   Reinvestment of dividends/interest bearing deposits in other
      financial institutions                                                         (168)           (182)
   Proceeds from maturity of investment securities held to maturity                    --         357,000
   Purchase of investment securities available for sale                                --      (4,070,385)
   Purchase of discount on investments available for sale                              --           2,813
   Proceeds from sale of investments                                            5,828,103       3,640,274
   Purchases of FHLB time deposits held to maturity                                    --              --
   Purchase of FHLB agency note available for sale                             (2,000,000)             --
   Reinvestment of mutual fund dividend                                           (24,086)        (14,238)
   Gain on sale of investment securities available for sale                        15,706          23,842
   Principal repayments of MBS available for sale                                 598,055       2,403,595
   Principal repayments of CMO's available for sale                               762,762         280,451
   Net increase in loans                                                      (14,318,537)     (8,592,180)
   Purchase of premises and equipment                                            (153,268)       (426,246)
                                                                             ------------    ------------
      Net cash used in investing activities                                    (8,972,124)     (6,270,256)
                                                                             ------------    ------------

Financing activities:
   Net (decrease) increase in NOW accounts and savings accounts              $     21,533    $    (16,367)
   Net increase (decrease) in certificates of deposits                         (1,574,422)      2,473,936
   Proceeds from borrowed funds                                                 7,535,048       6,817,594
   Cash dividends paid                                                           (308,237)     (2,045,951)
   Treasury stock purchased                                                       (34,606)       (178,925)
   Repayment of borrowed funds                                                       (947)     (2,375,537)
   Decrease in advances by borrowers for property taxes and
      insurance                                                                   (50,755)        (25,110)
                                                                             ------------    ------------
      Net cash provided by financing activities                              $  5,587,614    $  4,649,640
                                                                             ============    ============


See accompanying notes to financial statements.

                         SouthFirst Bancshares, Inc.
                 Statements of Cash Flows (Unaudited) for the
                   Nine Months Ending June 30, 1997 ad 1996


                                                                 NINE MONTHS    NINE MONTHS
                                                                ENDED JUNE 30, ENDED JUNE 30,
                                                                     1997          1996
                                                                -------------  -------------

Increase (decrease) in cash and amounts due from depository
         institutions                                           $  1,355,604   $ (1,053,480)
Cash and amounts due from depository institutions beginning
      of year                                                   $  2,625,561   $  4,464,099
                                                                ------------   ------------
Cash and amounts due from depository institutions end of year      3,981,165      3,410,619
                                                                ============   ============


Supplemental information on cash payments:
   Interest                                                     $  2,118,815   $  2,737,121
   Income taxes                                                      246,561        211,778
Supplemental information on non cash transactions:
   Transfers to investment securities available for sale        $          -   $ 12,476,980
   Change in net unrealized gain on investment available
      for sale                                                  $    326,382   $    125,253







See accompanying notes to financial statements.

                         SOUTHFIRST BANCSHARES, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

          Information filed on this Form 10-Q as of and for the quarter ended June 30, 1997 was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, First Federal of the South (the "Bank") and Benefit Financial Services, Inc. ("Benefit Financial"), a Montgomery, Alabama-based employee benefits consulting firm. Collectively, the Corporation and its subsidiaries are referred to herein as the "Company." On February 13, 1995, the Bank converted from a mutual to a stock form of ownership, whereby all of the stock of the Bank was purchased by the Corporation upon the issuance of 830,000 shares of the Corporation's common stock (the "Conversion").

          In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three month and nine month periods ended June 30, 1997. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2) SETTLEMENT OF LAWSUIT

          On May 23, 1996 the Bank entered into a final settlement agreement with United States Fidelity & Guaranty Company ("USF&G"), under which litigation between the Bank and USF&G was ended. Over the course of the litigation, the Bank received, net of legal fees, $619,000. The litigation arose from a claim filed by the Bank alleging, among other things, that USF&G had breached its contractual obligations under a fidelity bond the Bank held with USF&G.

          In the normal course of its business, the Company from time to time is involved in legal proceedings. The Company believes there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon the Company's financial condition.

(3) SUBSEQUENT EVENTS

          On July 16, 1997, the Corporation declared a regular dividend of $0.125 per share, payable on August 15, 1997 to stockholders of record on August 1, 1997


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

          Net income for the nine months ended June 30, 1997 decreased $9,115 or 2.46% when compared to the comparable period during fiscal 1996. Net interest income increased $152,586 for the nine month period ending June 30, 1997 compared to the same period in fiscal 1996. Other income decreased $409,968 for the nine month period ending June 30, 1997 compared to the same period in fiscal 1996. The decrease in other income was due to the $583,000 received in the first nine months of fiscal 1996 as a settlement in the lawsuit with USF&G. See Note 2 to "Notes to Financial Statements." The decrease in other income for the nine month period ending June 30, 1997 was offset by a decrease in other expenses of approximately $280,000 compared to the comparable period during fiscal 1996. Net income per common share, based on weighted average shares outstanding was $0.43 and $0.15 for the nine months and three months ending June 30, 1997 respectively.

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

          There was a slight increase in interest rates in the nine months ended June 30, 1997, as compared to the same period in fiscal 1996. As of June 30, 1997 net interest margin increased 126 basis points as rates earned on interest-earning assets increased 279 basis points to 10.76%, while cost of funds increased 153 basis points to 6.44%, when compared to the comparable period during fiscal 1996. As a result, net interest income before provision for loan losses increased by $187,851 or 8.2% to $2,475,430 in the first nine months of fiscal 1997 compared to $2,287,579 for the first nine months of fiscal 1996.

OTHER INCOME

          Other income for the nine months ended June 30, 1997 decreased by $409,968 to $732,114 compared to $1,142,082 for the nine months ended June 30, 1996 primarily due to the Bank's fidelity bond claim settlement with USF&G which resulted in approximately $583,000 being received during the nine months ended June 30, 1996. See Note 2 to "Notes to Financial Statements."

          For the three month period ended June 30, 1997, other income increased by approximately $90,000 compared to the same period in fiscal 1996. This increase was primarily the result of an increase of approximately $200,000 in fee income earned by Benefit Financial. The increase in other income was offset by a decrease of approximately $32,000 from gain on sale of loans and a decrease of $75,000 from the settlement of the lawsuit with USF&G compared to the same period in fiscal 1996.

OTHER EXPENSE
          Total other expense decreased from $2,834,477 for the nine months ended June 30, 1996 to $2,554,449 for the nine months ended June 30, 1997. This decrease of $280,028 was due to several factors, including reduced costs associated with the implementation of employee benefit plans that were previously incurred in the first quarter of fiscal 1996, as well reductions in other expenses which, during the nine months ended June 30, 1996, consisted primarily of legal and accounting costs associated with the production of the Corporation's first annual report on Form 10-K. The majority of these costs were nonrecurring in nature and, therefore, were not incurred during the nine months ended June 30, 1997.

          For the three month period ended June 30, 1997, other expenses increased by approximately $208,000 compared to the same period in fiscal 1996. This increase was primarily due to costs associated with the recent acquisition of Pension & Benefit Financial Services, Inc. by Benefit Financial, as well as legal and accounting costs associated with the anticipated acquisition of First Federal Savings & Loan Association of Chilton County by the Corporation in the fourth quarter of 1997.

INCOME TAX EXPENSE

        The Corporation's effective tax rate for the nine month period ended June 30, 1997 was 39.9% compared to the federal statutory rate of 34.0%. The Corporation's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased $31,760 or 14.7% to $246,541 for the nine months ended June 30, 1997, as compared to $214,781 for the nine months ended June 30, 1996, due to the increase in pre-tax earnings.


                        REVIEW OF FINANCIAL CONDITION

OVERVIEW

          Management continuously monitors the financial condition of the Company in order to protect depositors, increase retained earnings, and protect current and future earnings.

          Return on average stockholders' equity is one way of assessing the return the Corporation has generated for its stockholders. The table below sets forth the return on average stockholders' equity and other performance ratios of the Company for the periods indicated.


                                                                                         AT OR FOR THE
                                                                                       NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      -------------------
                                                                                      1997          1996
                                                                                      ----          ----

Return on assets                                                                      0.70%         0.58%
Return on equity                                                                      5.05%         3.66%
Equity-to-assets ratio                                                               13.90%        15.85%
Interest rate spread                                                                  4.32%         3.06%
Net interest margin                                                                   5.05%         3.66%
Total risk-based capital ratio                                                       21.47%        22.23%
Nonperforming loans to loans                                                          0.71%         0.77%
Allowance for loan losses to loans                                                    0.56%         0.44%
Allowance for loan losses to nonperforming loans                                     78.94%        57.36%
Ratio of net charge-offs to average loans outstanding                                 0.00%         0.02%
Book value per common share outstanding                                             $15.95        $15.28

          Significant factors affecting the Company's financial condition during the nine months ended June 30, 1997 are detailed below:

ASSETS

          Total assets increased $7,001,116 or 7.7% from $90,281,934 at September 30, 1996 to $97,283,049 at June 30, 1997. During this nine month period, net loans receivable increased by $9,110,830 due to increased loan demand in residential mortgages and in residential construction loans. Mortgage-backed securities and collateralized mortgage obligations ("CMOs") decreased by approximately $4.7 million with principal pay downs being used to fund the residential mortgage and residential construction loans. Other assets increased approximately $1.1 million primarily due to the purchase of Pension & Benefit Financial Services, Inc. by Benefit Financial during the quarter.

LIABILITIES

          Total liabilities increased $6,273,176 or 8.1% from $77,394,120 at September 30, 1996 to $83,667,296 at June 30, 1997. This increase was primarily due to advance borrowing from the Federal Home Loan Bank of Atlanta increasing by approximately $7.5 million or 68.7% from September 30, 1996 to June 30, 1997. This increase reflected the funding requirements as a result of increased residential mortgage and construction loan demand. The increase in borrowing was offset by a decrease in total deposits of approximately $1.5 million or 2.4 % from $64,094,603 at September 30, 1996 to $62,541,714 at June 30, 1997. Accrued
interest payable decreased approximately $107,000 or 12.65% from $842,285 at September 30, 1996 to $735,721 at June 30, 1997. In addition, income taxes payable increased approximately $418,000 from $285,401 at September 30, 1996 to $703,586 at June 30, 1997 primarily as a result from an increase in deferred taxes due to unrealized gains on Federal Home Loan Mortgage Corporation securities.

LOAN QUALITY

          A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

          At June 30, 1997 the allowance for loan losses was $284,988, as compared to $250,714 at September 30, 1996. The Bank recorded small provisions for loan losses of $36,465 and $1,200 the first nine months of fiscal 1997 or 1996, respectively, because charge-offs were insignificant during these periods. Nonperforming loans at June 30, 1997 were approximately $361,000 as compared to approximately $546,000 at September 30, 1996. Foreclosed real estate during the nine months ended June 30, 1997 was $157,717. There was no foreclosed real estate for the comparable time period in fiscal 1996. At June 30, 1997 and September 30, 1996, the allowance for loan losses represented 0.56% and 0.44%, respectively, of loans outstanding. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect the collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing the Bank. Although loans have increased, management believes loan loss reserves are adequate due to the fact it has not experienced significant loan charge-offs.

LIQUIDITY AND INTEREST SENSITIVITY

          Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends.

          The Bank is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency securities, and other investments generally having maturities of five years or less. Such investments serve as a source of funds upon which the Bank may rely to meet deposit withdrawals and other short-term needs. The required level of such investments is calculated based on a "liquidity base" consisting of net withdrawable accounts plus borrowing payable on demand or with maturities of one year or less. Management's objectives continue to include maintaining liquidity in excess of the required regulatory amount of 5.0% of net deposits and short-term borrowing in order to provide greater flexibility and to better match maturities of the requirements of normal operations, potential deposit outflows and loan demand. The Bank closely monitors its cash flow position to assure necessary liquidity and to take advantage of market opportunities. At September 30, 1996 and June 30, 1997, the Bank's liquid assets represented 12.88% and 9.28%, respectively, of its liquidity base. Management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other cash needs.

          Changes in interest rates will necessarily lead to changes in the net interest margin. It is the Bank's goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

          To reduce the adverse effect of changes in interest on its net interest margin, the Bank is pursuing various strategies to improve the rate sensitivity of its assets and stabilize net interest income.

CAPITAL ADEQUACY AND RESOURCES

          Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

        The Office of Thrift Supervision (the "OTS") has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk- weighted assets. The Bank has provided the majority of its capital requirements through the retention of earnings and issuance of common stock in the Corporation's initial public offering.

          At June 30, 1997, the Bank satisfied all regulatory capital requirements. The Bank's compliance with the current standards is as follows:

                                                                                              PERCENT OF
                                                                                                ASSET
                                                                              AMOUNT             BASE
                                                                              ------          ----------
                                                                               (DOLLARS IN THOUSANDS)
          Tangible Capital                                                   $12,560            13.05%
          Core Capital                                                        12,560            13.05
          Risk-based Capital                                                  12,560            21.47

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

         The OTS also requires savings institutions with more than a normal level of interest rate risk to maintain additional capital except institutions with less than $300 million in assets and at least a 12 percent risk-based capital ratio are not subject to this interest rate risk capital component ("IRR") unless notified by the OTS. The Bank is not currently required to maintain additional capital based on IRR.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" and FAS No. 129, "Disclosure of Information About Capital Structure" (collectively, the "Statements"). The Statements change the methods for calculating and disclosing earnings per share and are effective for financial statements issued for both interim and annual periods ending after December 15, 1997.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


                          PART II. OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

         In connection with the purchase by Benefit Financial of substantially all of the assets of Pension & Benefit Financial Services, Inc. ("Pension Benefit") on April 11, 1997, the Corporation issued, in the aggregate, 26,500 shares of its $.01 par value common stock to the principals and certain employees of Pension Benefit. The 26,500 shares of Corporation common stock were allocated among the following individuals: (i) Malcomb J. Massey, the President and Chief Executive Officer of Pension Benefit, received 15,512 shares of Corporation common stock pursuant an employment agreement between himself and Benefit Financial, (ii) Ruth M. Roper, an Executive Vice President of Pension Benefit, received 5,623 shares of Corporation common stock pursuant to an employment agreement between herself and Benefit Financial, (iii) Bill G. Lambert, also an Executive Vice President of Pension Benefit, received 4,665 shares of Corporation common stock pursuant a consulting agreement between himself and Benefit Financial, (iv) Sally Lewis, an employee of Pension
Benefit, received 350 shares of Corporation common stock and (v) Lori Gibson, also an employee of Pension Benefit, received 350 shares of Corporation common stock. Under the terms of Mr. Massey's and Ms. Roper's employment agreements, the shares of Corporation common stock received by them will vest in equal annual increments over a period of 15 years beginning on April 11, 1997. Under the terms of Mr. Lambert's consulting agreement, the shares of Corporation common stock received by him will vest in equal annual increments over a period of five years beginning on April 11, 1997. As Messrs. Massey and Lambert and Ms. Roper, Ms. Lewis and Ms. Gibson are sophisticated investors, were afforded access to information on the Company and were the only offerees solicited to purchase the Corporation's common stock, the Corporation did not register the shares of common stock issued to them pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  27.1 - Financial Data Schedule (for SEC use only)

             (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTHFIRST BANCSHARES, INC.


Date: August 1, 1997                      By: /s/ Donald C. Stroup
                                              ----------------------------------
                                               Donald C. Stroup, President and
                                               Chief Executive Officer
                                               (principal executive officer)



Date: August 1, 1997                      By: /s/ Joe K. McArthur
                                              ----------------------------------
                                               Joe K. McArthur, Executive Vice
                                               President and Chief Financial
                                               Officer
                                               (principal financial and
                                               accounting officer)