Form 10-Q/A
period 1997-06-30
SOUTHFIRST BANCSHARES INC
filed 1997-09-09
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                               Commission File Number:
         June 30, 1997                                                   1-13640

                           SOUTHFIRST BANCSHARES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              63-1121255
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

126 North Norton Avenue, Sylacauga, Alabama                                35150
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:      205-245-4365
- --------------------------------------------------------------------------------

Not applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                         No
             ------                           -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

 Common Stock, par value $.01 per share                   847,600 shares
- ---------------------------------------           ----------------------------
                  Class                           Outstanding at July 31, 1997

The following item is amended:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OTHER EXPENSE

       Total other expense decreased from $2,834,477 for the nine months ended June 30, 1996 to $2,554,449 for the nine months ended June 30, 1997. This decrease of $280,028 was due to several factors, including reduced costs associated with the implementation of employee benefit plans that were previously incurred in the first quarter of fiscal 1996, as well as reductions in other expenses which, during the nine months ended June 30, 1996, consisted primarily of legal and accounting costs associated with the production of the Corporation's first annual report on Form 10- K. The majority of these costs were nonrecurring in nature and, therefore, were not incurred during the nine months ended June 30, 1997.

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

       The Office of Thrift Supervision ("OTS") has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. The Bank has provided the majority of its capital requirements through the retention of earnings and issuance of common stock in the Corporation's initial public offering.

       At June 30, 1997, the Bank satisfied all regulatory capital requirements. The Bank's compliance with the current standards is as follows:

                                                                PERCENT OF
                                                                   ASSET
                                                     AMOUNT        BASE
                                                    --------      --------
                                                    (DOLLARS IN THOUSANDS)
       Tangible Capital                             $13,616        14.00%
       Core Capital                                  13,616        14.00
       Risk-based Capital                            13,331        23.27

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

                                    SOUTHFIRST BANCSHARES, INC.

Date: September 8, 1997             By:    /s/ Donald C. Stroup
                                        -----------------------
                                         Donald C. Stroup, President and
                                         Chief Executive Officer
                                         (principal executive officer)

Date: September 8, 1997             By:    /s/ Joe K. McArthur
                                        ----------------------
                                         Joe K. McArthur, Executive Vice
                                         President and Chief Financial Officer
                                         (principal financial and accounting
                                         officer)