Form 10-K405
period 1997-09-30
SOUTHFIRST BANCSHARES INC
filed 1998-01-12
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1997

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

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

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                        -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant (814,450 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant's Common Stock on December 15, 1997, was $17,001,644. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

         The number of shares outstanding of the Registrant's Common Stock as of December 15, 1997: 1,001,648 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management has endeavored in its communications, in its Annual Report, and in this Form 10-K to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. ("SouthFirst") and the industry in which SouthFirst competes. Any "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OF SOUTHFIRST

         GENERAL

         SouthFirst Bancshares, Inc. ("SouthFirst") was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South ("First Federal"), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision ("OTS") for the purpose of becoming a holding company to own all of the outstanding common stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the "Conversion"), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst's business primarily involves directing, planning and coordinating the business activities of First Federal. In addition, the business of SouthFirst involves three fee-for-service subsidiaries. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

         To date, SouthFirst has neither owned nor leased any property, but has instead used the premises, equipment and furniture of First Federal. At the present time, because SouthFirst does not intend to employ any persons other than officers, it will continue utilizing the support staff of First Federal from time to time. Additional employees may be hired as appropriate, to the extent SouthFirst expands in the future.

         RECENT DEVELOPMENTS

         On October 31, 1997, SouthFirst consummated the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County"), a federally chartered stock savings and loan association based in Clanton, Alabama. Pursuant to that certain Amended and Restated Agreement and Plan of Merger (the "Acquisition Agreement"), by and among SouthFirst, First Federal and Chilton County, dated as of September 17, 1997, Chilton County merged with and into First Federal. First Federal was the surviving bank in the merger and now operates Chilton County's two full-service banking facilities located in Clanton and Centreville, Alabama. As a result of the combination, First Federal currently has offices in Sylacauga, Talladega, Birmingham, Clanton and Centreville, Alabama. Pursuant to the terms of the Acquisition Agreement, Chilton County shareholders received either shares of common stock of SouthFirst, $.01 par value per share (the "Common Stock"), cash or a combination of Common Stock and cash. The aggregate value of the acquisition was approximately $5.6 million, or approximately $31.50 per share of Chilton County common stock plus

$21.50 for each outstanding Chilton County stock option. Further, Bobby R. Cook, President and Chief Executive Officer of Chilton County, was named President of First Federal's Western Division and a director of SouthFirst and First Federal. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" and "EXECUTIVE COMPENSATION -- Employment Agreements." In addition, two former directors of Chilton County, L. Neal Bice and Kenneth E. Easterling, were named to the Board of Directors of First Federal.

         FEE-FOR-SERVICE SUBSIDIARIES

         On April 11, 1997, SouthFirst's wholly-owned subsidiary, Benefit Financial Services, Inc. ("Benefit Financial"), purchased substantially all of the assets of Pension & Benefit Financial Services, Inc., a Montgomery-based employee benefits consulting firm.

         In addition, SouthFirst owns 50% stakes in two start-up companies, Magnolia Title Services, Inc. ("Magnolia"), which provides title insurance and related services to borrowers and lenders, and the Meta Company ("Meta"), a financial planning business. Neither Magnolia nor Meta have been profitable since their inception. At September 30, 1997, losses at Magnolia had resulted in write-downs of $77,979, bringing SouthFirst's investment of $170,000 to $92,021 and losses at Meta had resulted in write-downs of $74,462, bringing SouthFirst's investment of $175,000 to $100,538. As a consequence, SouthFirst has undertaken programs to re-evaluate its investments in these two subsidiaries. The results of these re-evaluations may lead SouthFirst to make certain strategic changes, including further write-downs of its investments, as circumstances may require or if certain performance-based goals are not met.

BUSINESS OF FIRST FEDERAL

         GENERAL

         First Federal was organized in 1949 as a federally chartered mutual savings and loan association under the name Sylacauga Federal Savings and Loan Association. In 1959, First Federal changed its name to First Federal Savings and Loan Association of Sylacauga. In the Conversion, First Federal changed its name to First Federal of the South. First Federal is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to the maximum amount allowable by the FDIC.

         At September 30, 1997, First Federal conducted business from two full-service locations in Talladega County, Alabama, consisting of its home office in Sylacauga and one branch in Talladega, Alabama and a loan production office in Hoover, Alabama, a suburb of Birmingham, Alabama. See "PROPERTIES." Prior to opening this office in 1994, First Federal had not engaged in construction lending activities. See "-- Construction Lending."

         First Federal's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, constructions loans, mortgage-backed securities ("MBSs"), collateralized mortgage obligations ("CMOs") and investment securities.

         First Federal's revenues are derived principally from interest and fees on loans in its portfolio and from MBSs, CMOs, investment securities portfolios and customer service fees. First Federal's primary sources of funds are deposits and proceeds from principal and interest payments on loans, MBSs, CMOs and other investment securities. First Federal's primary expense is interest paid on deposits.

         First Federal markets its one-to-four family residential loans and deposit accounts primarily to persons in Talladega County, Alabama. Mortgage loans are generated from depositors, walk-in customers, referrals from local real estate brokers and developers and, to a limited extent, local radio and newspaper advertising. Construction loan originations are attributable largely to the lending officer's reputation and his long-standing relationships with builders and developers in the Hoover, Alabama area. See "-- Construction Lending."

         First Federal offers its customers fixed-rate and adjustable-rate mortgage loans, residential construction loans, as well as consumer loans, including savings account loans. Fixed rate mortgage loans with maturities of 15 years or less are originated for retention in First Federal's loan portfolio, while other fixed-rate mortgage loans are generally sold upon origination to the secondary market. One-year adjustable- rate loans with 30-year maturities are generally originated for retention in First Federal's loan portfolio while other adjustable rate loans are generally sold upon origination to the secondary market. All consumer loans are retained in First Federal's portfolio.

         To attract deposits, First Federal offers a selection of deposit accounts including NOW, money market, passbook savings and certificates of deposit. First Federal offers competitive rates and relies substantially on customer service, advertising and long-standing relationships with customers to attract and retain deposits.

         MARKET AREA

         At September 30, 1997, First Federal's primary deposit gathering and lending area covered the County of Talladega in central Alabama. See " -- Business of SouthFirst -- Recent Developments." To a lesser extent, First Federal's deposits gathering and lending area covered the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, and St. Clair. Talladega County has a population of approximately 75,000 persons. First Federal's main office is situated approximately 38 miles to the south and east of Birmingham, the largest city in the state of Alabama. First Federal's branch office in Talladega is situated approximately 55 miles to the east of Birmingham and approximately 25 miles north of First Federal's main office in Sylacauga. First Federal's primary construction lending area is Hoover, Alabama, which is situated within the Birmingham, Alabama metropolitan area.

         At September 30, 1997, First Federal was the largest financial institution headquartered in Sylacauga, Alabama and is the second largest in the County of Talladega. The County of Talladega has a diversified economy based primarily on textile and other manufacturing, wholesale, retail, mining, service, government, agriculture and tourism. Manufacturing accounts for approximately one-third of total employment in Talladega County. The economy is generally stable and there has been no substantial increase or decrease in the population of Talladega County in the last five years.

         The economy of Sylacauga, Alabama is based primarily on major industrial employers such as ECC International, Inc., American Color Graphics, Inc., Avondale Mills, Russell Corporation, Pursell Industries and Georgia Marble. Alliance Corporation is a major employer in Childersburg, Alabama which is 10 miles from Sylacauga and is in Talladega County.

         The economy of Talladega, Alabama is based on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. The Georgia-Pacific Corporation and other industries also employ a number of persons in Talladega. In addition, Talladega is the home of the Talladega Superspeedway, which hosts the Winston 500 and other NASCAR events and attracts persons to Talladega County, primarily from the Southeast region of the United States.

         RESIDENTIAL LENDING

         First Federal's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in First Federal's market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal personnel. No loan brokers or commissioned loan officers are used. Conventional residential loans are priced based on rates offered by the local competition and the secondary market. At September 30, 1997, First Federal had $52.8 million or 74% of its loan portfolio invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income, while reducing credit risk by keeping loan delinquencies and losses to a minimum.

         First Federal offers conventional fixed-rate one-to-four family mortgage loans with terms of 15 and 30 years. Fixed-rate loans are generally underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. Generally, First Federal holds a portion of its fixed-rate mortgage loans with maturities not exceeding 15 years in its portfolio as long-term investments.

         Adjustable-rate mortgage ("ARM") loans originated by First Federal consist of one-, three-, five-, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost-of-funds indexes. At September 30, 1997, First Federal held approximately $14.7 million ARMs, which represented approximately 19% of First Federal's total loan portfolio. First Federal's ARM loans are subject to a limitation of 2% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently replaces the lower, initial rate.

         Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. First Federal's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. For Federal Housing Administration ("FHA"), Veterans' Administration ("VA") and Farmers' Home Loans, First Federal generally limits the maximum loan-to-value ratio to 100% of the appraised value of the property. When First Federal makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required.

         The loan-to-value ratio, maturity and other provisions of the residential real estate loans made by First Federal reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. For all residential mortgage loans originated by First Federal, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, employment and certain other information are verified; and, if necessary, additional financial information is requested. First Federal requires an independent appraisal, title insurance (or an attorney's opinion), flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by First Federal. First Federal reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

         Members of the First Federal Board of Directors receive a monthly summary of all loans which are closed. Construction loans in excess of $350,000 and all other loans in excess of $250,000 require authorizations by the Loan Committee of the First Federal Board of Directors prior to closing. First Federal issues written, formal commitments as to interest rates to prospective borrowers, upon request, on real estate loans at the date of application. The interest rate commitment remains valid for 45 to 60 days (the "lock-in period") from the date of the application. Upon receipt of loan approval, the borrower has the balance of the lock-in period to close the loan at the interest rate committed.

         Originated mortgage loans held in First Federal's portfolio generally include due-on-sale clauses, which provide First Federal with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without First Federal's consent. It is First Federal's policy to endorse due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred.

         First Federal also offers second mortgage loans, such as home improvement loans, secured by second mortgages on real estate. At September 30, 1997, such loans amounted to $1,046,000. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

         CONSTRUCTION LENDING

         First Federal opened a loan production office in Hoover, Alabama, in March of 1994, for its construction lending activities. In April of 1994, First Federal purchased its initial construction loan portfolio from another Alabama financial institution for approximately $5.0 million. At September 30, 1997, committed construction loans secured by single-family residential property totaled $22.8 million; of such amount, $6.7 million was not disbursed. Such loans consisted of loans to home builders for construction of single-family residences.

         Jimmy C. Maples, First Vice President of First Federal, was hired in March of 1994 to manage the Hoover, Alabama loan production office. His primary responsibility is to manage the construction lending portfolio of First Federal, substantially all of which was purchased from Mr. Maples' former employer. The purchased loans were all previously originated and serviced by Mr. Maples at another Alabama institution immediately prior to joining First Federal. Mr. Maples performs all underwriting of the construction loans and has the authority to originate construction loans out of the Hoover office, up to $350,000. No other loan officer of First Federal has such authority. Loans in excess of $350,000 must be approved by the Loan Committee of the First Federal Board of Directors. Funds are disbursed based upon the percentage of completion, as verified by on-site inspections performed by Mr. Maples.

         First Federal makes loans primarily to builders for the construction of single-family residences in the Birmingham, Alabama area on both a pre-sold and speculative basis. However, in 1997, approximately 50% of First Federal's construction loans were made on a pre-sold basis. First Federal also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house. First Federal currently originates out of its Hoover, Alabama loan production office only construction loans; however, First Federal is presently expanding its Hoover, Alabama lending activities to include originating permanent one-to-four family residential loans.

         Construction loan proceeds are disbursed in increments as construction progresses. Disbursements are scheduled by contract, with First Federal reviewing the progress of the underlying construction project prior to each disbursement. First Federal's construction loan agreements with builders generally provide that principal repayments are required as individual units are sold to third parties so that the remaining loan balance on the property is paid off.

         Construction loans are principally made to builders who have an established credit history with First Federal or Mr. Maples, as well as to builders who are referred by such borrowers. New builders must be approved by First Federal's Loan Committee and must display the same levels of knowledgeability and financial strength as existing builders. The application process includes a submission to First Federal of plans, specifications and costs of the project to be constructed or developed. The Loan Committee also reviews the borrower's existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by the Loan Committee. First Federal's residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an "as completed" basis. First Federal generally obtains personal guarantees for all of its construction loans. First Federal anticipates that it will convert many of its construction loans to permanent loans with First Federal upon completion of the construction phase.

         Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand; and, thus, are more difficult to evaluate and monitor. First Federal's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed, in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

        Mr. Maples is responsible for soliciting business, performing credit risk assessments and annual credit reviews, preparing loan origination documents, maintaining loan files, performing site inspections and disbursing loan proceeds. Also, as previously discussed, Mr. Maples has the authority to originate construction loans out of the Hoover, Alabama office, up to $350,000. First Federal is heavily dependent on Mr. Maples for determining the quality of the construction loan portfolio and the accuracy of the recorded balances. Mr. Maples reports loan information to the First Federal Board of Directors on a monthly basis. In addition, First Federal has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances and other related construction loan accounts are fairly stated. These procedures have been developed and closely coordinated with First Federal's Internal Control Review Committee which reports to the First Federal Board of Directors on a quarterly basis.

         At September 30, 1997, seven borrowers had construction loan commitments in excess of $1 million with the largest commitment being $3.8 million. The majority of loans in the construction loan portfolio are speculative loans. As previously discussed, construction loans are for a period of 12 months or less. If the loan is not paid within the original twelve month period, it is renewed for a six month period. All renewals are approved by the Loan Committee. At September 30, 1997, there were 22 such renewal loans totaling $2.9 million.

         Under federal law, the aggregate amount of loans that First Federal is permitted to make to any one borrower is generally limited to the greater of 15% (25% if the security has a readily ascertainable value) of unimpaired capital and surplus or $500,000. First Federal has received permission from the OTS to increase its loan-to-one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limits for these borrowers are 30% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150% of First Federal's unimpaired capital and surplus. See "--Supervision and Regulation -- Regulation of First Federal -- Loans-to-One Borrower."

         CONSUMER LENDING AND OTHER LENDING

         As a community-oriented financial institution, First Federal offers certain secured and unsecured consumer loans, including loans secured by deposits, vehicles, heavy equipment and other secured and unsecured loans. Consumer loans totaled $2.9 million (including $826,000 in loans secured by savings accounts, $966,000 in loans secured by vehicles, and $1.1 million in other secured loans), or 4% of First Federal's net loan portfolio, at September 30, 1997.

         The underwriting standards employed by First Federal for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         COMMERCIAL LENDING

         Commercial loans represent a small portion of First Federal's lending activities, only $390,000, or 0.54% of First Federal's total loan portfolio, at September 30, 1997. First Federal's commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

         Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on loans are often dependent on successful operation or management of business, repayment of such loans may be subject to a greater extent to adverse economic conditions. First Federal seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area. First Federal does not actively market commercial loans.

         LOAN APPROVAL

         All first-mortgage loans, other than construction loans less than $350,000, are underwritten and approved by the Loan Committee of the First Federal Board of Directors. One-to-four family loans in excess of $250,000 and construction loans in excess of $350,000 must be approved by the Loan Committee. Mr. Maples has sole underwriting and loan approval authority for any construction loans up to $350,000. See "-- Construction Lending." First Federal has implemented a second loan review policy for loans which are either not approved or have been denied. This second loan review process is performed by designated members of First Federal's Internal Control Review Committee on a timely basis following the initial meeting of the Loan Committee in which the loan was either not approved or denied. After the second loan review, the Loan Committee makes a final determination as to whether the loan application will be denied or approved.

         LOAN ORIGINATION, COMMITMENT AND OTHER FEES AND COMMISSIONS

         In addition to interest earned on loans, First Federal charges fees for originating and making loan commitments, prepayments of non-residential loans, late payments, changes in property ownership and other miscellaneous services. The income realized from such fees varies with the volume of loans made or repaid, and the fees vary from time to time depending upon the supply of funds and other competitive conditions in the mortgage markets. Loan demand and the availability of money also affect these conditions. Loan origination fees, net of related origination costs, are deferred and subsequently recognized as an adjustment to interest income over the life of the loan. Other fees associated with loans are reflected in non-interest income. First Federal also charges commissions on the sale of credit life insurance and fees in connection with retail banking activities which are reflected in First Federal's non-interest operations income.

         COMPETITION

         First Federal has significant competition for its residential real estate mortgage loans, construction loans, and other loans and deposits in Talladega County. Sylacauga and Talladega, Alabama, have a high density of financial institutions, some of which have a state-wide or regional presence and have greater financial resources than First Federal, and all of which are competitors of First Federal to varying degrees. First Federal faces significant competition both in originating mortgage loans and other loans and in attracting deposits. First Federal's competition for loans comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with First Federal for loan customers. Credit unions, securities firms and mutual funds compete with First Federal in raising deposits. Many of these institutions also seek to provide the same community-oriented services as First Federal. First Federal competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. First Federal competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors.

         First Federal also faces significant competition for originations of residential construction loans out of its Hoover, Alabama loan production office. First Federal's competition for these loans is principally from larger savings institutions and commercial banks whose primary market is the Birmingham, Alabama area and who have greater financial resources than First Federal. First Federal competes for residential construction loans primarily through the quality of service it provides borrowers and the long-standing business relationships that First Federal has with builders and developers in this area.

         First Federal is a community and retail-oriented financial institution serving its market area with deposit services, residential and commercial real estate loans and consumer loans. Management considers First Federal's reputation for financial strength and quality customer service to be its major competitive advantage in attracting and retaining customers in its market area. While First Federal is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes First Federal benefits by its community orientation and its long-standing relationship with many of its customers.

SUPERVISION AND REGULATION

         GENERAL

         First Federal is chartered as a federal savings institution under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings institution, First Federal is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, First Federal's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of First Federal's operations. The deposits of First Federal are insured by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. SouthFirst, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the "Commission") under the federal securities laws. Certain of the regulatory requirements applicable to First Federal and to SouthFirst are referred to below or elsewhere herein.

         As a federally insured depository institution, First Federal is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

         The system of regulation and supervision applicable to First Federal and SouthFirst establishes a comprehensive framework for the operations of First Federal and SouthFirst, and is intended primarily for the protection of the FDIC and the depositors of First Federal. Changes in the regulatory framework could have an adverse material effect on First Federal and its operations that, in turn, could have a material adverse effect on SouthFirst. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         RECENT LEGISLATION

         On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act (the "Economic Growth Act") was signed into law. Pursuant to the Economic Growth Act, and in order to recapitalize the SAIF, the FDIC imposed a one-time assessment on the deposits of all depository institutions the accounts of which are insured by the SAIF. The purpose of the assessment was to resolve a premium disparity between the SAIF and Bank Insurance Fund ("BIF"). In addition, the Economic Growth Act calls for the merger of the two Funds on January 1, 1999, provided that no insured depository institution is a savings association on such date. In this regard, the Economic Growth Act requires the Treasury Department to conduct a study of all issues related to the development of a common charter for all depository institutions and to submit a report and recommendation by June 30, 1997. The special assessment required a payment from each insured depository institution in an amount equal to 0.657% of the SAIF-assessable deposits held by it on March 31, 1995. The special assessment was due, and the SAIF became fully capitalized, as of October 1, 1996. As a SAIF insured institution, First Federal was required to pay approximately $430,000 in connection with this special assessment.

         PROPOSED LEGISLATION

         The United States Congress currently is considering legislation that would, if enacted, require all federal savings institutions (such as First Federal) to convert to a national bank or a state bank or savings bank charter. In addition, the proposed legislation would cause SouthFirst to be regulated not as a savings and loan holding company, but rather as a bank holding company or "financial services" holding company (a new regulatory classification created by the legislation). If the pending legislation were to be adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings institutions, such as unrestricted interstate branching and the absence of restrictions on the business activities of unitary savings and loan holding companies. However, holding companies that were formerly savings and loan holding companies would not be subject to any additional activity restrictions so long as their banking subsidiaries continued to comply with certain lending restrictions currently applicable to federal savings institutions and were not acquired by another company. As the proposed legislation is in its early states, SouthFirst cannot predict whether or in what form the legislation will be enacted.

         SAVINGS AND LOAN HOLDING COMPANY REGULATION

         GENERAL

         As the owner of all of the stock of First Federal, SouthFirst is a unitary savings and loan holding company subject to regulatory oversight by the OTS and the Commission. As such, SouthFirst is required to register and file reports with the OTS and the Commission and is subject to regulation and examination by the OTS. In addition, the OTS' enforcement authority over SouthFirst and its non-savings association subsidiaries permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of First Federal and not for the benefit of shareholders of SouthFirst.

         QUALIFIED THRIFT LENDER TEST

         As a unitary savings and loan holding company owning only one savings institution, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that First Federal continues to qualify as a "qualified thrift lender." See "-- Regulation of First Federal -- Qualified Thrift Lender Test". In the event SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of SouthFirst and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a Qualified Thrift Lender and were acquired in a supervisory acquisition.

         RESTRICTIONS ON ACQUISITIONS

         SouthFirst must obtain approval from the OTS before acquiring control of any other SAIF-insured association or savings and loan holding company. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisition of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. Control of a savings institution or a savings and loan holding company is conclusively presumed to exist if, among other things, a person or group of persons acting in concert, directly or indirectly, acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10% or more of any class of voting stock (or 25% of any class of stock) and is subject to any of certain specified "control factors."

         The Financial Institutions Reform, Recovery and Enforcement Act of
1989 ("FIRREA") amended provisions of the Bank Holding Company Act of 1956 (the "BHCA") to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

         FEDERAL SECURITIES LAWS

         Common Stock held by persons who are affiliates (generally officers, directors and principal shareholders) of SouthFirst may not be resold without registration or unless sold in accordance with certain resale restrictions. If SouthFirst meets specified current public information requirements, however, each affiliate of SouthFirst is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         REGULATION OF FIRST FEDERAL

         INSURANCE OF DEPOSIT ACCOUNTS

         Deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insured institutions are members of either the SAIF or the BIF. Pursuant to FIRREA, an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC; however, the Economic Growth Act contemplates a merger of SAIF and BIF on January 1, 1999, if, at that time, there are no existing insured depository institutions which are savings associations, such as First Federal. Further, the Economic Growth Act requires the Treasury Department to conduct a study of all issues related to the development of a common charter for all depository institutions and to submit a report and recommendations to Congress.

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

         Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of First Federal is unaware of any practice, condition or violation that might lead to termination of their deposit insurance.

         As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which the FDIC is directed to charge an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable.

         As a result of the recapitalization of the SAIF by the Economic Growth Act, the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. For the first half of 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as First Federal, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate for FICO obligations.

         The Economic Growth Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. First Federal is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

         OTS SUPERVISORY ASSESSMENTS

         In addition to federal deposit insurance premiums, savings institutions like First Federal are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on either a semi-annual or quarterly basis, as determined by the OTS on an annual basis, and is computed based on total assets of the institution, including subsidiaries.

         REGULATORY CAPITAL REQUIREMENTS

         General. The OTS has adopted capital regulations which establish capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 1997, First Federal was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal's activities.

         Core Capital and Tangible Capital. The OTS requires a savings institution to maintain "core capital" in an amount not less than 3% of the savings institution's adjusted total assets. "Core capital" includes, generally, (i) common shareholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related surplus, (iii) nonwithdrawable accounts and certain pledged deposits of mutual savings associations, and (iv) minority interests in fully-consolidated subsidiaries, less a savings institution's (A) investments in certain "non-includable" subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices).

         The "tangible capital" requirement requires a savings institution to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means (i) common shareholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related earnings, (iii) nonwithdrawable accounts and pledged deposits that qualify as core capital and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital).

         Under OTS regulations, those savings associations receiving a composite examination rating of "1," the best possible rating under the CAMELS examination rating system, are required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS assesses the quality of risk management and the level of risk in each savings association on a case-by-case basis. At September 30, 1997, First Federal's ratio of tangible and core capital to total adjusted assets was 13.46%.

         Risk-Based Capital. The risk-based capital standard for savings institutions requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 1997, First Federal's ratio of total capital to total risk-weighted assets was 22.23%.

         The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions that have greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- Capital Resources" for tables setting forth First Federal's compliance with its regulatory capital requirements as of September 30, 1997.

         PROMPT CORRECTIVE ACTION

         FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1997, First Federal was classified as a "well capitalized" institution.

         STANDARDS FOR SAFETY AND SOUNDNESS

         Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvements Act of 1994, the federal banking agencies were required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have adopted Interagency Guidelines Establishing Standards for Safety and Soundness and final rules establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. Additionally, the OTS guidelines require savings institutions to maintain internal controls over their asset quality and earnings. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

         DIVIDENDS AND OTHER CAPITAL DISTRIBUTION LIMITATIONS

         OTS regulations require First Federal to give the OTS 30 days' advance notice of any proposed declaration of dividends to SouthFirst, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to SouthFirst. In addition, a savings institution may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce its regulatory capital below the amount required for the liquidation account established at the time of the institution's conversion from mutual to stock form. First Federal's ability to pay dividends to SouthFirst is subject to the financial performance of First Federal which is dependent upon, among other things the local economy, the success of First Federal's lending activities, compliance of First Federal with applicable regulations, investment performance and the ability to generate fee income.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. A Tier 2 association is an association that has capital equal to or in excess of its minimum capital requirements but does not meet the fully phased-in capital requirement both before and after the proposed distribution. A Tier 3 association is defined as an association that has capital less than its minimum capital requirement before or after the proposed distribution. As of September 30, 1997, First Federal was a Tier 1 institution. In the event First Federal's capital falls below its fully phased-in requirement or the OTS notifies it that it is in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Finally, under FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (i.e., not meet any one of its minimum regulatory capital requirements).

         The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings institutions. Under the proposed rule, the approval of the OTS would be required only for capital distributions by an institution that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings institution would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by an institution that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An institution's capital rating would be determined under the prompt corrective action regulations. See " -- Prompt Corrective Action."

         QUALIFIED THRIFT LENDER TEST

         The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet one of two Qualified Thrift Lender ("QTL") test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings institution must either
(i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA's QTL test, portfolio assets are defined as total assets less intangible assets, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. "Qualified Thrift Investments," as further defined by the Economic Growth Act (See -- "Recent Legislation"), generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans, (vii) education loans and (viii) shares in the FNMA, FHLMC and FHLB owned by the savings institution. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas. At September 30, 1997, First Federal qualified as a QTL.

         A savings association that does not maintain its status as a QTL in at least nine out of every 12 months must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank and for a savings association; (ii) the branching powers of the savings association are restricted to those of a national bank; (iii) the savings association is not eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the savings association are subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances as promptly as can be prudently done consistent with the safe and sound operation of the savings association.

         LOANS-TO-ONE BORROWER

         Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans-to-one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. First Federal has received permission from the OTS to increase its loan-to-one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limits for these borrowers are 30% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150% of First Federal's unimpaired capital and surplus.

         LENDING GUIDELINES

         All financial institutions must adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies (the "Guidelines"). The Guidelines set forth, pursuant to the mandates of FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as the extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property securing or being improved by the extension of credit plus the amount of readily-marketable collateral or other acceptable collateral, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits; raw land (65%); land development (75%); construction (commercial, multifamily and nonresidential) (80%); improved property (85%) and one-to-four family residential (owner occupied) (no maximum ratio, however, any LTV ratio in excess of 90% should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral).

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institutions total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are also exempt from the LTV ratios such as loans guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds.

         COMMUNITY REINVESTMENT

         Under the Community Reinvestment Act of 1977 ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. First Federal received a satisfactory rating as a result of its latest evaluation on March 10, 1997.

         CONSUMER CREDIT REGULATION

         First Federal's mortgage lending activities are subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, and the regulations promulgated thereunder. These statutes and regulations, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the above regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to administrative enforcement actions, class action lawsuits and demands for restitution or loan rescission.

         TRANSACTIONS WITH AFFILIATES

         Generally, statutory restrictions on transactions with affiliates require that transactions between a savings institution or its subsidiaries and its affiliates be on terms as favorable to the institution as comparable transactions with non-affiliates. In addition, extensions of credit and certain other transactions with affiliates are restricted to an aggregate percentage of a savings institution's capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the institution. Affiliates of First Federal include, among other things, SouthFirst and any company which would be under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         A savings institution's authority to extend credit to its officers, directors and 10% shareholders, as well as to entities that such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a savings institution may make to such persons based, in part, on the institution's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variations, apply Regulation O to savings institutions.

         BRANCHING BY FEDERAL ASSOCIATIONS

         The OTS's Policy Statement on Branching by Federal Savings Associations permits interstate branching to the full extent permitted by statute (which is essentially unlimited). This permits federal savings associations with interstate networks to diversify their loan portfolios and lines of business. The Policy Statement specifically states that OTS authority preempts any state law purporting to regulate branching by federal associations. However, recently proposed federal legislation would, if enacted, restrict First Federal's ability to open branches in states other than Alabama. See "-- Proposed Legislation."

         LIQUIDITY REQUIREMENTS

         All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%.

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

         The OTS has proposed to revise its liquidity regulations to decrease the burden of compliance with such rules. Specifically, the OTS proposal would
(1) reduce the liquidity base by excluding withdrawable accounts payable in more than one year from the definition of "net withdrawable accounts," (2) reduce the liquidity requirement from 5% of net withdrawable accounts and short-term borrowings to 4%, (3) remove the 1% short-term liquidity requirement, and (4) expand the categories of liquid assets that may count toward satisfaction of the liquidity requirements.

         FEDERAL HOME LOAN BANK SYSTEM

         General. First Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

         First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the greater of: (i) the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at September 30, 1997, of $853,000.

         Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHFB. Long term advances may only be made for the purpose of providing funds for residential housing. At September 30, 1997, First Federal had $17 million of advances outstanding from the FHLB.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB stock dividends paid and could continue to do so in the future. For the years ended September 30, 1997 and September 30, 1996, stock dividends were paid by the FHLB to First Federal in the amount of $78,011 and $61,659, respectively.

         FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $4.4 million of transaction accounts, and reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1997, the total transaction accounts of First Federal were below the minimum level for which the Federal Reserve Board requires a reserve.

         Savings associations have authority to borrow from the Federal Reserve Bank's "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 1997.

ITEM 2.  PROPERTIES

         As of September 30, 1997, First Federal conducted its business through its main office located in Sylacauga, Alabama, a branch office located in Talladega, Alabama, and a loan production office in Hoover, Alabama. SouthFirst believes that First Federal's current facilities are adequate to meet the present and immediately foreseeable needs of First Federal and SouthFirst.

         The following table sets forth information relating to each of SouthFirst's offices at September 30, 1997. The total net book value of First Federal's land and buildings at September 30, 1997, was approximately $1 million.



                                                    LEASED                 NET BOOK VALUE       DEPOSITS
                                                    ------                     AS OF             AS OF
                  LOCATION                OR OWNED          DATE OPENED    SEPT 30, 1997     SEPT 30, 1997
                  --------                --------          -----------    -------------     -------------
                                                                                   (In thousands)

MAIN OFFICE                                 Owned          April 1966      $  522            $42,556
         126 North Norton Avenue
         Sylacauga, Alabama 35150

BRANCH OFFICE                               Owned          April 1961      $  234            $17,996
         301 West North Street
         Talladega, Alabama 35160

LOAN PRODUCTION OFFICE                      Leased(1)      March 1994          --                 --
         3055 Lorna Road
         Birmingham, Alabama 35216

OFFICE/STORAGE BUILDING                     Owned (2)      November 1995   $  250                 --
         North Norton Avenue
         Sylacauga, Alabama 35150

   Total                                                                   $1,006            $60,552
                                                                           ======            =======

-----------------
(1)The landlord, Lorna Land Company, Inc. and First Federal are operating under a three-year contract which provides for monthly lease payments of $2,663. The lease expires on May 1, 1998.

(2)In 1995, First Federal made improvements to a building adjacent to the main office's parking lot with the intention of renting four offices to the general public while using the remainder of the building for storage space for First Federal. In December 1995, one office was rented by SouthFirst's subsidiary, the Meta Company. The Meta Company is committed to remit a monthly amount of $750 to SouthFirst. In 1996, one office was rented to a local radio station. The station remits a monthly amount of $1,450 to SouthFirst.

ITEM 3.  LEGAL PROCEEDINGS

         On December 21, 1993, First Federal filed a complaint against United States Fidelity & Guaranty Company ("USF&G") and Robert R. Peoples, a former employee of First Federal, in the Circuit Court of Talladega County, Alabama. First Federal, for 20 years, maintained a fidelity bond with USF&G. This bond insured First Federal against losses resulting from numerous causes, including the fraudulent acts committed against First Federal by its employees. The complaint alleged that USF&G breached its contractual obligations under the fidelity bond and that Mr. Peoples defrauded First Federal. Further, First Federal sought compensatory damages in the amount of approximately $612,000 and punitive damages against USF&G. USF&G denied First Federal's claim and Mr. Peoples pled guilty to a federal banking crime indictment. On March 3, 1995, a jury awarded $788,000 to First Federal against USF&G, in compensatory damages and punitive damages for bad faith. The punitive damages and certain of the compensatory damages, in the aggregate amount of approximately $200,000, were appealed by USF&G.

         On or about March 8, 1995, USF&G filed a subrogation action in the Circuit Court against current and former officers and directors of First Federal, alleging, among other things, negligence in their oversight of Mr. Peoples. Management believes that this action was filed by USF&G to force a settlement of the bad faith portion of the judgment against USF&G. Management also believes that the current and former officers and directors of First Federal acted properly and in good faith with respect to their duties, including the oversight of Mr. Peoples, and, therefore, are required to be indemnified by First Federal, for any adverse judgment and for the reasonable costs of their legal defense, under applicable regulations of the OTS. On December 22, 1995, the Circuit Court dismissed this action in a final judgment in favor of the current and former officers and directors of First Federal. USF&G subsequently filed an appeal of this dismissal.

         On May 23, 1996 First Federal entered into a final settlement agreement with USF&G, under which USF&G withdrew its appeal and subrogation action, and First Federal received $75,000, net of legal fees, from USF&G. This amount, which brought the total amount received, net of legal fees, to $583,000, represents the final settlement pertaining to the aforementioned bond claim and subrogation action.

         In the normal course of its business, SouthFirst and First Federal from time to time are involved in legal proceedings. In one such proceeding, First Federal management believes that an adverse judgment is reasonably possible and estimates the pretax loss could be in the range of $50,000 to $100,000. SouthFirst and First Federal management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon SouthFirst's or First Federal's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended September 30, 1997 to a vote of security holders of SouthFirst. However, in connection with the acquisition of Chilton County by SouthFirst, a Special Meeting of Shareholders of SouthFirst was held on October 29, 1997 whereby shareholders of SouthFirst duly adopted and approved the Acquisition Agreement, pursuant to which Chilton County merged with and into First Federal. See "BUSINESS -- Business of SouthFirst -- Recent Developments."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As of December 15, 1997, 434 persons held SouthFirst Common Stock. SouthFirst Common Stock trades on the American Stock Exchange, under the symbol "SZB." The following data reflects, by fiscal quarter, the high and low sales price as well as cash dividends declared for each quarter from October 1, 1995 through September 30, 1997:



                                                                                                      Cash
                                                                                                      ----
                                                                                                   Dividends
                                                                                                   ---------
                                                                  High Sale        Low Sale       Declared(1)
                                                                  ---------        --------       -----------
     Fiscal Year Ended September 30, 1996

     First Quarter ended December 31, 1995                         $16 1/8           $11 1/2      $0.125

     Second Quarter ended March 31, 1996                            12 3/4            11 1/2       2.125

     Third Quarter ended June 30, 1996                              12 3/4            12           0.125

     Fourth Quarter ended September 30, 1996                        13                12           0.125

     Fiscal Year Ended September 30, 1997

     First Quarter ended December 31, 1996                         $13 1/4           $12 1/4      $0.125

     Second Quarter ended March 31, 1997                            14 1/2            12 7/8       0.125

     Third Quarter ended June 30, 1997                              16                13 7/8       0.125

     Fourth Quarter ended September 30, 1997                        18 1/4            15 7/8       0.125



------------
(1) Certain cash dividends associated with SouthFirst's Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See "EXECUTIVE COMPENSATION -- Management Recognition Plans" and "-- Employee Stock Ownership Plan."

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of SouthFirst. The amount and frequency of cash dividends will be determined in the judgment of the Board of Directors of SouthFirst based upon a number of factors, including SouthFirst's earnings, financial condition, capital requirements, and other relevant factors. SouthFirst management presently intends to continue its present dividend policies. See "BUSINESS -- Supervision and Regulation -- Regulation of First Federal -- Dividends and Other Capital Distribution Limitations."

         As of September 30, 1997, while SouthFirst has not had to depend on dividends from First Federal as its primary source of funds to pay dividends on the Common Stock, management expects to do so in the future. The amount of dividends payable by First Federal is limited by law and regulation. The need to maintain adequate capital in First Federal also limits dividends that may be paid to SouthFirst. Although Federal Reserve policy could restrict future dividends on the Common Stock, such policy places no current restrictions on such dividends. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources" and "BUSINESS -- Supervision and Regulation -- Regulation of First Federal -- Dividends and Other Capital Distribution Limitations."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for fiscal years 1993, 1994, 1995, 1996, and 1997 and have been derived from SouthFirst's audited consolidated financial statements. The information set forth below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and SouthFirst's consolidated financial statements and related notes and other financial information included elsewhere herein. In connection with the Conversion on February 13, 1995 (see "BUSINESS -- Business of SouthFirst -- General"), the consolidated financial statements for fiscal 1995 have been reflected as if a pooling of interest method of accounting was used, utilizing the historical cost basis of First Federal.

FINANCIAL CONDITION:



                                                                 At September 30,
                                                                 ----------------
                                             1997        1996         1995         1994         1993
                                             ----        ----         ----         ----         ----

                                                                 (In thousands)
Total amount of:
     Assets                                $95,789     $90,282      $85,495      $82,477      $80,558
     Loans                                  71,682      62,402       53,533       50,101       44,441
     Collateralized mortgage
        obligations                          6,141       7,878       12,759       13,740       14,193
     Mortgage-backed
        securities                           4,751       6,091        8,293       10,047       13,333
     Investments (1)                         5,766       7,820        6,836        5,544        5,383
     Deposits                               60,553      64,095       62,832       64,774       66,541
     Borrowed funds                         18,653      10,959        6,070        9,135        6,144
     Retained earnings                       5,815       5,690        7,624        7,262        6,902
     Stockholders' equity                   13,623      12,888       14,771        7,262        6,902



RESULTS OF OPERATIONS:


                                                            Year ended September 30,
                                                            -----------------------
                                              1997       1996         1995         1994           1993
                                            ------       ----         ----         ----           ----

                                                                 (In thousands)

Net interest income                    $     3,292   $   3,061    $   3,104    $   2,838       $   2,772
Provision for loan losses                      (36)         (1)         (29)         (50)            (30)
Other income                                 1,101       1,290          559          593             488
Other expense                               (3,558)     (4,274)      (2,660)      (2,767)         (2,031)
                                       -----------   ---------    ---------    ---------       ---------
Income before taxes                            799          75          974          614           1,199
Income tax expense                            (303)        (92)        (363)        (235)           (407)
                                       -----------   ---------    ---------    ---------       ---------
Net income (loss) before
     accounting change                         495         (17)         611          379             792
Accounting change (2)                           --          --           --          (18)             --
                                       -----------   ---------    ---------    ---------       ---------
Net income (loss)                      $       495   $     (17)   $     611    $     361       $     792
                                       ===========   =========    =========    =========       =========
Per common share data (3)

     Net income (loss)                 $       .62   $    (.02)   $      --    $      --       $      --
                                       ===========   =========    =========    =========       =========
     Cash dividends declared           $       .50   $    2.50    $      --    $      --       $      --
                                       ===========   =========    =========    =========       =========

-----------------------
(1) Includes overnight deposits in other financial institutions.
(2) Cumulative effect of change in accounting for income taxes under FAS No. 109, Accounting for Income Taxes.
(3) First Federal was converted to a stock form of ownership on February 13, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of the major factors which affected SouthFirst's results of operations and financial condition for the referenced periods.

         The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst during the three years ended September 30, 1997, 1996, and 1995. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

ASSET/LIABILITY MANAGEMENT

         INTEREST RATE SENSITIVITY

         An integral part of the funds management of First Federal is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. First Federal's Asset/Liability Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest earning assets ("ratio"). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. The ratio is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal's balance sheet structure and its use of the market approach to pricing liabilities, First Federal's management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 1997, First Federal had a negative one-year cumulative ratio of 6.86% and a positive five-year cumulative ratio of 0.76%, as a result of which its net interest income could be positively affected by rising interest rates and adversely affected by falling interest rates. At September 30, 1996, First Federal had a negative one-year cumulative ratio of 7.76% and a positive five-year cumulative ratio of 1.16%. During the stable interest rate environment of 1996 and 1997, First Federal's interest rate spread remained fairly constant. Consistent with a positive ratio during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced a decrease in its interest rate spread. Conversely, consistent with a negative ratio, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced an increase in its interest rate spread.

         There are other factors that may affect the interest rate sensitivity of First Federal's assets and liabilities. These factors generally are difficult to quantify, but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of the loan. First Federal's portfolio of one-to-four family residential mortgage loans includes $14.7 million and $10.0 million (19% and 15% of First Federal's total loan portfolio) of adjustable-rate loans at September 30, 1997 and September 30, 1996, respectively. These loans have restrictions limiting interest rate changes to 1% or 2% per year and 6% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the "Asset and Liability Management Report" prepared by Morgan Keegan & Company, Inc. (the "Morgan Keegan Analysis") in order to assist First Federal in determining First Federal's gap and interest rate position. Through use of the Morgan Keegan Analysis, ALCO analyzed the effect of an increase or decrease of up to 400 basis points on the market value of First Federal's portfolio equity ("MVPE") at September 30, 1997 and September 30, 1996. At a 400 basis point increase, First Federal's MVPE increased approximately $33,000 and $107,000 at September 30, 1997 and September 30, 1996, respectively. At a 400 basis point decrease, First Federal's MVPE decreased approximately $45,000 and $146,000 at September 30, 1997 and September 30, 1996, respectively. Management determined that these changes in MVPE were acceptable.

         The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal as of September 30, 1997 and September 30, 1996. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          Interest Rate Sensitivity Gap



                                                                           At Sept 30, 1997
                                       ----------------------------------------------------------------------------------
                                         One
                                        year        One to       Two to     Three to     Four to       Over
                                       or less     two years   three years  four years  five years  five years      Total
                                       -------     ---------   -----------  ----------  ----------  ----------    -------
                                                                             (In thousands)
Interest-earning assets:

  Mortgage loans                       $39,130      $ 5,301      $ 4,578      $ 3,949      $3,399     $12,649     $69,006
  All other loans                          676          744          817          439          --          --       2,676

  Collateralized mortgage
   obligations                           5,586          511           44           --          --          --       6,141

  Mortgage-backed securities             3,264          209          225          241         259         553       4,751
  Investments(1)                         1,951        1,463           --           --          --       2,353       5,767
                                       -------      -------      -------      -------      ------     -------     -------
     Total interest earning assets     $50,607      $ 8,228      $ 5,664      $ 4,629      $3,658     $15,555     $88,341
                                       =======      =======      =======      =======      ======     =======     =======

Interest-bearing liabilities:

  Deposits                              39,585        5,640        5,636        1,300       1,300       7,092      60,553
  Borrowed funds                        17,081          662          318          303         289          --      18,653
                                       -------      -------      -------      -------      ------     -------     -------

     Total interest bearing            $56,666      $ 6,302      $ 5,954      $ 1,603      $1,589     $ 7,092     $79,206
                                       =======      =======      =======      =======      ======     =======     =======

Interest sensitivity gap               $(6,059)     $ 1,926      $  (290)     $ 3,026      $2,069     $ 8,463     $ 9,135

Cumulative interest sensitivity gap    $(6,059)     $(4,133)     $(4,423)     $(1,397)     $  672     $ 9,135     $ 9,135

Ratio of cumulative interest
  Sensitivity gap to total
   interest earning assets               (6.86)%      (4.68)%      (5.01)%      (1.58)%      0.76%      10.34%      10.34%

Ratio of cumulative interest
  Sensitivity gap to total
   assets of $95,789                     (6.33)%      (4.31)%      (4.62)%      (1.46)%      0.70%       9.54%       9.54%


                                                                           At Sept 30, 1996
                                       ----------------------------------------------------------------------------------
                                         One
                                        year        One to       Two to     Three to     Four to       Over
                                       or less     two years   three years  four years  five years  five years      Total
                                       -------     ---------   -----------  ----------  ----------  ----------    -------
                                                                             (In thousands)
Interest-earning assets:

  Mortgage loans                       $29,477      $ 5,319      $ 4,600      $3,971      $3,423     $12,784     $59,573
  All other loans                          714          786          864         464          --          --       2,829

  Collateralized mortgage
   obligations                           6,705        1,080           93          --          --          --       7,878

  Mortgage-backed securities             4,444          232          249         267         288         612       6,091
  Investments(1)                         3,757        1,761           --          --          --       2,301       7,820
                                       -------      -------      -------      ------      ------     -------     -------
     Total interest earnings           $45,097      $ 9,178      $ 5,806      $4,702      $3,711     $15,697     $84,191
                                       =======      =======      =======      ======      ======     =======     =======

Interest-bearing liabilities:

  Deposits                              42,225        5,538        5,534       1,631       1,631       7,535      64,095
  Borrowed funds                         9,401          679          308         292         277          --      10,958
                                       -------      -------      -------      ------      ------     -------     -------

     Total interest bearing            $51,627      $ 6,217      $ 5,842      $1,923      $1,908     $ 7,535     $75,053
                                       =======      =======      =======      ======      ======     =======     =======

Interest sensitivity gap               $(6,529)     $ 2,961      $   (36)     $2,779      $1,802     $ 8,162     $ 9,138

Cumulative interest sensitivity gap    $(6,529)     $(3,569)     $(3,605)     $ (826)     $  976     $ 9,138     $ 9,138

Ratio of cumulative interest
  Sensitivity gap to total
   interest earning assets               (7.76)%      (4.24)%      (4.28)%     (0.98)%      1.16%      10.85%      10.85%

Ratio of cumulative interest
  Sensitivity gap to total
   assets of $96,070                     (7.23)%      (3.95)%      (3.99)%     (0.91)%      1.08%      10.12%      10.12%



---------------------

(1)      Includes investments in overnight deposits.

         The Morgan Keegan Analysis for 1997 and 1996 and the preceding table was prepared based upon contractual terms of the asset or liability and with the following assumptions regarding prepayment of loans, CMOs and MBSs and decay rates of deposits. These prepayment and decay rate assumptions are management's estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at rates ranging from 12% to 18%. Adjustable rate loans, CMOs and MBSs are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 12% to 18%. The decay rates for money market demand accounts are assumed to be 33% for the first year and 18% thereafter. The decay rates for passbook accounts are assumed to be 56% for the first year and 10% thereafter and the decay rates for NOW accounts are assumed to be 18% for the first year and 33% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the ARMs in First Federal's portfolio contain conditions which restrict the periodic change in interest rates. See "BUSINESS -- Business of First Federal -- Residential Lending."

         INTEREST RATE RISK STRATEGY

         First Federal employs various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. First Federal's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed-rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential ARMs that reprice in less than one year equal to $14,665,000 at September 30, 1997 and $10,061,000 at September 30, 1996. First Federal also sells a significant portion of its fixed-rate loan originations with maturities more than 15 years in the secondary markets, and directs excess cash flow into short-term and adjustable-rate investment securities. Diversification into more interest-sensitive consumer loans and in construction loans in the Birmingham area has also served to reduce First Federal's interest-rate risk exposure. First Federal has also reduced the interest-rate risk through the use of an increasing level of fixed-rate FHLB advances, which have effectively lengthened the term-to-maturity of liabilities.

         EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the costs of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase and would likely reduce First Federal's earnings from such activities. Further, First Federal's income from the sale of residential mortgage loans in the secondary market would also likely decrease if interest rates increased.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

         The following table sets forth certain information relating to First Federal's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end-balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

         The table also presents information for the periods indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on total interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


                                                               YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------
                                                1997                                          1996
                               ----------------------------------------      ---------------------------------------
                                                                 Yield/                                       Yield/
                               Average Balance      Interest     Cost        Average Balance    Interest      Cost
                               ---------------      --------     ----        ----------------   ---------     ------
Interest earning assets:

Total investment securities        $18,766,230     $1,330,015    7.09%          $24,717,374    $1,732,093     7.01%
Loans receivable                    68,847,596      5,763,382    8.37%           58,902,758     4,888,183     8.30%
                                    ----------     ----------    -----          -----------     ---------     ----
Total interest earning assets       87,613,826      7,093,397    8.10%           83,620,132     6,620,276     7.92%
Allowance for loan losses            (267,587)                                     (259,024)
Cash and amounts due from
  depository institutions            3,314,123                                    1,752,025
Premises and equipment               1,803,898                                    1,686,613
Foreclosed real estate                  52,572                                       26,479
Accrued interest receivable            536,705                                      478,798
Other assets                         1,163,510                                      344,974
Investments in Affiliates              246,174                                      224,635
                                   -----------                                  -----------
   Total assets                    $94,463,221                                  $87,882,937
                                   ===========                                  ===========

Interest bearing liabilities:

Deposits:
NOW accounts                       $ 6,501,600     $  194,669    2.99%         $  6,634,502    $  247,025     3.72%
Money market demand                    460,120         10,049    2.18%              474,725         5,152     1.09%
Passbook savings                     9,612,487        249,157    2.59%            9,724,844       279,365     2.87%
Certificates of deposit, other
  than Jumbos                       43,579,206      2,288,858    5.25%           44,264,201     2,417,380     5.46%
  Jumbos                             1,547,064         76,827    4.97%            1,319,337        57,115     4.33%
                                   -----------     ----------      --          ------------     ---------    -----

  Total interest-bearing deposits  $61,700,477     $2,819,560    4.57%          $62,417,409    $3,006,037     4.82%
Borrowed funds                      15,838,355        981,737    6.20%            8,978,744       553,372     6.16%
                                   -----------     ----------    ----           -----------    ----------    -----
   Total interest-bearing
     liabilities                    77,538,832      3,801,297    4.90%           71,396,353     3,559,409     4.99%

Non-interest bearing demand
   deposits                          1,364,221                                    1,222,123
Advances by borrowers for
   property taxes                      311,372                                      328,858
Accrued interest payable               650,236                                      655,018
Income taxes payable                   656,951                                      463,812

Accrued expenses and other
   liabilities                         733,320                                      238,643
                                   -----------                                  -----------
   Total liabilities                81,254,932                                   74,304,807
Stockholders' equity               $13,208,290                                   13,578,131
                                   -----------                                  -----------
   Total liabilities &
    stockholders' equity           $94,463,221                                  $87,882,937
                                   ===========                                  ===========



Net interest income                                $3,292,100                                  $3,060,867
                                                   ==========                                  ==========
Interest rate spread                                             3.19%                                        2.93%
                                                               ======                                       ======
Net yield on total interest
earning assets                                                   3.76%                                        3.66%
                                                               ======                                       ======
Average interest earning
  assets to average total
  interest-bearing
  liabilities ratio                                            112.99%                                      117.12%
                                                               ======                                       ======



                                                                   1995
                                                  ------------------------------------------
                                                  Average Balance    Interest         Yield/
                                                                                      Cost
                                                  ---------------    --------       --------
Interest earning assets:

Total investment securities                        $29,559,792         $1,909,814    6.46%
Loans receivable                                    50,969,731          4,291,653    8.42%
                                                   -----------         ----------   -----
Total interest earning assets                       80,529,523          6,201,467    7.70%
Allowance for loan losses                             (255,771)
Cash and amounts due from
  depository institutions                              763,359
Premises and equipment                               1,328,517
Foreclosed real estate                                  19,257
Accrued interest receivable                            454,080
Other assets                                           576,294
Investments in Affiliates                               56,359
                                                   -----------
   Total assets                                    $83,417,259
                                                   ===========

Interest bearing liabilities:

Deposits:
NOW accounts                                       $ 6,819,336          $ 241,954    3.55%
Money market demand                                    506,936              6,228    1.23%
Passbook savings                                    11,180,900            300,705    2.69%
Certificates of deposit, other
than Jumbos                                         43,555,875          2,173,867    4.99%
Jumbos                                               1,130,134             37,636    3.33%
                                                  ------------          ---------   ------


  Total interest-bearing deposits                 $ 63,193,181         $2,760,390    4.37%
Borrowed funds                                       5,368,525            337,375    6.28%
                                                  ------------         ----------   ------
   Total interest-bearing  liabilities              68,561,706         $3,097,765    4.52%

Non-interest bearing demand
   deposits                                           1,239,805

Advances by borrowers for
   property taxes                                       337,710
Accrued interest payable                                355,538
Income taxes payable                                    430,269

Accrued expenses and other
   liabilities                                          162,070
                                                    -----------
   Total liabilities                                 71,087,458
Stockholders' equity                                 12,386,160
                                                    -----------
   Total liabilities &
stockholders' equity                                $83,473,618
                                                    ===========


Net interest income                                                    $3,103,702
                                                                       ==========
Interest rate spread                                                                  3.18%
                                                                                    ======
Net yield on total interest
earning assets                                                                        3.85%
                                                                                    ======
Average interest earning
  assets to average total
  interest-bearing
  liabilities ratio                                                                 117.46%
                                                                                    ======

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         Investment securities held to maturity were $162,000, $154,000 and $13,266,000 at September 30, 1997, 1996 and 1995, respectively. The decline of $13,112,000 (98.8%) in 1996 was due primarily to the reclassification, on December 31, 1995, of approximately $11,959,000 of the CMOs to First Federal's available for sale portfolio as a result of the adoption of the Financial Accounting Standards Board's Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The investment securities available for sale portfolio totaled $15,842,751 and $21,793,000 at September 30, 1997 and 1996, respectively.

         The composition of First Federal's total investment securities portfolio reflects First Federal's former investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling First Federal's interest rate position. In previous years, First Federal invested primarily in investment grade CMOs and MBSs because of their liquidity, credit quality and yield characteristics. The yields, values, and duration of such securities generally vary with the interest rates, prepayment levels, and general economic conditions; and, as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such securities also may have longer stated maturities than other securities, which may result in further price volatility. First Federal made purchases of CMOs amounting to $3,329,000 in 1994, along with purchases of MBSs amounting to $204,000 in 1994. No purchases of CMOs or MBSs were made in 1995, 1996 and 1997. With First Federal's purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, First Federal revised its investment strategy, deciding to curtail its purchases of CMOs and MBSs and utilize the principal repayments on these securities to fund construction loans. Principal repayments on both CMOs and MBSs for the years ended September 30, 1997, 1996 and 1995 were $3,093,000, $7,247,000 and $2,806,000, respectively. In 1996, First Federal purchased stock in other financial institutions valued at $570,000, invested $500,000 in a mutual fund and invested $3,500,000 in FHLB agencies. In 1997, these investment securities continued to be held by First Federal, although no additional purchases were made.

         The following table indicates the amortized cost of the portfolio of investment securities held to maturity at June 30, 1997 and at the end of the last three years:



                                                                               Amortized Cost

                                                                                September 30,
                                                                     -------------------------------
                                                                     1997           1996         1995
                                                                     ----           ----         ----
                                                                               (In thousands)
Investment Securities Held to Maturity:
     U. S. Government agency................................         $162          $154       $   507
     Collateralized mortgage obligations....................           --            --        12,759
                                                                     ----          ----       -------
         Total investment securities
             held to maturity...............................         $162          $154       $13,266
                                                                     ====          ====       =======

         The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 1997, 1996 and 1995:



                                                                                     Fair Value
                                                                                    September 30,
                                                                           ------------------------------
                                                                           1997         1996         1995
                                                                           ----         ----         ----
                                                                                   (In thousands)
Investment Securities Available for Sale:
     U.S. Government agency............................................   $ 2,008      $ 4,697      $ 1,502
     Mortgage-backed securities........................................     4,751        6,091        8,293
     Collateralized mortgage obligations...............................     6,141        7,878           --
     Other ............................................................     3,766        3,127        1,927
                                                                          -------      -------      -------
         Total investment securities available for sale................   $16,666      $21,793      $11,722
                                                                          =======      =======      =======



         All CMOs are subjected to the Federal Financial Institutions Examination Council's ("FFIEC") "Stress Test" on a monthly basis. Securities are tested as to their average life, average life sensitivity, and price volatility. Because all CMOs passed their most recent stress test, First Federal had none that were considered high risk at September 30, 1997, September 30, 1996 or September 30, 1995. Additionally, no MBSs in the investment portfolio are inverse floaters, or interest only ("I/Os") or principal only ("P/Os") securities; and, therefore, are not considered high risk by the FFIEC.

         At September 30, 1997 and September 30, 1996, First Federal owned CMOs totaling $6,141,000 and $7,878,000, respectively. These issues were all backed by federal agency guaranteed mortgages except for two issues, in the amount of $280,000 which are privately issued mortgage pass-through certificates. Two issues totaling $1,052,000 are fixed rate; the remainder are variable. Prior to purchase, SouthFirst applies the FFIEC "Stress Test" and looks at both increasing and decreasing prepayment speeds. CMOs are purchased based on SouthFirst's evaluation of the CMOs at these extremes.

         The MBSs portfolio, totaling $4,751,000 and $6,091,000 at September 30, 1997 and September 30, 1996, respectively, is a mixture of fixed-rate mortgages ($1,697,000 as of September 30, 1997) and ARMs ($3,054,000 as of September 30, 1997). At the time of purchase, SouthFirst looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

        The following table presents the contractual maturities (excluding common stocks and mutual fund investments, which have no contractual maturities, totaling $3,766,000) and weighted average yields of investment securities available for sale at September 30, 1997:

                                                                           Maturities of
                                                                       Investment Securities
                                                                   After one         After five
                                                  Within            through            through            After
                                                 one year         five years          ten years         ten years
                                                 --------         ----------          ---------         ---------
                                                                          (In thousands)
U.S. Government agencies, excluding
     mortgage-backed securities                   $  --           $  2,008           $      --          $    --
Mortgage-backed securities                          101                130                 224            4,296
Collateralized mortgage obligations                  --                592                 461            5,088
                                                  -----           --------            --------          -------
     Total investment securities
         available for sale                       $ 101           $  2,730           $     685          $ 9,384
                                                  =====           ========           =========          =======



                                                                   Weighted Average Yields(1)
                                                                  After one          After five
                                                  Within           through             through          After
                                                 one year        five years           ten years       ten years
                                                 --------        ----------           ---------       ---------
U.S. Government agencies, excluding
     mortgage-backed securities                      --             6.82%                 --               --
Mortgage-backed securities                         7.51%            8.61%               7.71%            8.83%
Collateralized mortgage obligations                  --             6.13%               5.22%            6.37%
                                                  -----             ----                ----            -----
     Total weighted average yield                  7.51%            6.75%               6.03%            7.49%
                                                  =====             ====                ====            =====

-------------------
(1) None of SouthFirst's investment securities are tax exempt.

         Investment securities held to maturity at September 30, 1997 have contractual maturities within one year.

         The maturities for CMOs and MBSs presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and amount of principal repayments is generally unpredictable. However, assuming current prepayment rates and normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of SouthFirst's CMOs and MBSs at September 30, 1997.




                             Principal payments expected during the year
                                             ended Sept 30,                                    At September 30, 1997
                             -------------------------------------------                       ---------------------

                                                      (Dollar amounts in thousands)
                                                                                                          Weighted
                                                                                    Amortized      Fair   Average
                           1998      1999      2000     2001    2002   Thereafter      Cost       Value    Yield
                           ----      ----      ----     ----    ----   ----------   ---------     -----    -----
Collateralized
   mortgage
   obligations           $1,442    $1,201      $336     $409    $285   $3,218        $6,217      $6,141    6.26%
Mortgage-backed
   securities            $1,121      $795      $619     $477    $270   $2,181        $4,611      $4,751    7.68%





         LOANS

        Total loans of $71,966,000 at September 30, 1997, reflected an increase of $9,313,000 (14.9%) compared to total loans of $62,653,000 at September 30, 1996. Total loans of $62,653,000 at September 30, 1996, reflected an increase of $8,854,000 (16.5%) compared to total loans of $53,799,000 at September 30, 1995.
SouthFirst has experienced strong loan demand in its one-to-four family real estate mortgage loans as well as in its one-to-four family construction loan portfolio since SouthFirst's purchase of the construction loan portfolio and the opening of a loan production office in 1994. See "BUSINESS -- Business of First Federal -- Construction Lending."

        Between September 30, 1995 and September 30, 1996, one-to-four family real estate mortgage loans increased $6,257,000 (15%). The increase from September 30, 1996 to September 30, 1997 was $5,005,000 (10%). First Federal aggressively pursues real estate mortgage loans within its own market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all residential mortgage loans with terms greater than 15 years. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $4,485,000, $4,360,000 and $1,034,000 for the years ended September 30, 1997, 1996 and 1995, respectively. See "FINANCIAL STATEMENTS -- Consolidated Statements of Cash Flows." Had First Federal not sold residential mortgage loans over the past several years, the one-to-four family real estate mortgage loan portfolio would have likely increased by a larger margin than the percentage indicated above. The relatively stable interest rate market for much of 1997 and 1996 resulted in an increase in volume of loans sold during these periods. The following table presents the composition of the loan portfolio for each of the past five years:

                                                                Loan Portfolio Composition

                                                                      At September 30,
                          ----------------------------------------------------------------------------------------------------
                                1997                  1996                 1995              1994                 1993
                          -----------------     -----------------   -----------------   -----------------    -----------------

                                     Percent              Percent             Percent             Percent              Percent
                          Amount    of Total    Amount   of Total   Amount   of Total   Amount   of Total    Amount   of Total
                          ------    --------    ------   --------   ------   --------   ------   --------    ------   --------
Real estate mortgage
loans:

 One-to-four family      $52,855     73.74%    $47,850    76.89%    $41,593    77.70%   $39,989    79.82%    $40,291    90.66%

Multi-family and
  commercial                 390      0.54         485      .78         535     1.00        585     1.17         549     1.24

Construction loans        22,880     31.92      17,717    28.39      13,495    25.21     10,715    21.39          20      .05

Savings account loans        826      1.15         753     1.21         873     1.63        793     1.48         934     2.10

Installment loans          2,044      2.85       2,129     3.41       2,736     5.11      3,163     6.31       3,049     6.86
                         -------    ------     -------   ------     -------   ------    -------   ------     -------   ------
Total loans              $78,995               $68,934              $59,232             $55,191              $44,843
                         =======               =======              =======             =======              =======

Less:

Loans in process          (6,778)    (9.46)     (6,064)   (9.93)    $(5,243)   (9.79)   $(4,670)   (9.32)    $   (20)   (0.05)

Discounts and other,
net                         (251)    (0.35)       (217)   (0.35)       (190)   (0.35)      (189)   (0.38)       (193)   (0.43)

Allowance for loan
       losses:              (284)    (0.40)       (251)   (0.40)       (266)   (0.50)      (231)   (0,46)       (189)   (0.43)
                         -------    ------     -------   ------     -------   ------    -------   ------     -------   ------

Total loans, net         $71,682    100.00%    $62,402   100.00%    $53,533   100.00%   $50,101   100.00%    $44,441   100.00%
                         =======    ======     =======   ======     =======   ======    =======   ======     =======   ======




         The following table shows the maturity of First Federal's loan portfolio at September 30, 1997, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reflected as due during the year ended September 30, 1997. The table below does not include an estimate of prepayments, which significantly shortens the average life of all mortgage loans and will cause First Federal's actual repayment to differ from that shown below.



                                                        Loan Maturities

                                  Due during the year
                                     ending Sept 30,
                                  -------------------
                                                                   Due after   Due after    Due After    Due after
                                 1998        1999        2000      3-5 years  5-10 years   10-15 years   15 years      Total
                                 ----        ----        ----      ---------  ----------   -----------   --------      -----

                                                                          (In thousands)
Real estate mortgage            $ 2,857   $ 2,491     $ 2,688      $ 6,031      $19,661     $ 10,321     $ 8,816     $52,865
loans
Construction loans(1)            16,122         -           -            -            -            -           -      16,122
All other loans                   1,031       917         747            -            -            -           -       2,695
                                -------   -------     -------      -------      -------     --------     -------     -------
Total                           $20,010   $ 3,408     $ 3,435      $ 6,031      $19,788     $ 10,448     $ 8,943     $71,682
                                =======   =======     =======      =======      =======     ========     =======     =======

--------------------

(1) The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months; provided, the builder restructures the loan to provide for principal reduction or finds permanent financing that will pay off the construction loan.

         The following tables set forth, as of September 30, 1997, the dollar amount of loans due after September 30, 1997, based upon whether such loans have fixed interest rates or adjustable interest rates:



                                                          Fixed                  Floating or
                                                          Rates               Adjustable Rates              Total
                                                          -----               ----------------              -----

                                                               (In thousands)

Real estate mortgage loans                               $53,806                  $14,665                  $68,471
Commercial loans                                             390                       --                      390
Savings and installments loans                             2,821                       --                    2,821
                                                         -------                  -------                  -------
     Total                                               $57,017                  $14,665                  $71,682
                                                         =======                  =======                  =======

         The following table sets forth First Federal's loan originations, sales and principal repayments for the periods indicated:



                                                            Year ended September 30,
                                                  ------------------------------------------
                                                     1997            1996              1995
                                                     ----            ----              ----
                                                                  (In thousands)
Loan Originations:
     Real estate mortgage and construction
        loans                                     $  53,227        $  46,096         $28,368
     All other loans                                  3,483            1,125           1,648
                                                  ---------        ---------         -------
        Total                                        56,710           47,221          30,016
                                                  =========        =========         =======
Portfolio Loan Purchases:
     Real estate mortgage loans                          --               --           1,349
                                                  =========        =========         =======
Portfolio Loan Sales Proceeds:
     Real estate mortgage loans                       4,485            4,360           1,034
                                                  =========        =========         =======
Principal Repayments:
     Real estate mortgage and construction
        loans                                        35,751           34,928          25,227
     All other loans                                  3,470              399           1,355
                                                  ---------        ---------         -------
        Total                                     $  39,221        $  35,327         $26,582
                                                  =========        =========         =======


         ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

         The performance of loans is evaluated primarily on the basis of a review of the customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis, pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Any interest income on a nonaccrual loan is recognized only on a cash basis. See "--Nonperforming Assets."

         Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. Senior management and the First Federal Board of Directors are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the First Federal Board of Directors as to loan charge-offs on a monthly basis.

         At September 30, 1997, 1996 and 1995, loans accounted for on a nonaccrual basis were approximately $116,000, $203,000 and $82,000, respectively, or 0.16%, 0.32% and 0.15%, respectively, of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $591,000, $343,000 and $219,000 at September 30, 1997, 1996 and 1995, respectively.

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as First Federal's historical loan loss experience, the level, severity, and trend of criticized assets, the distribution of loans by risk class, and various qualitative factors such as current and anticipated economic conditions.

         As of September 30, 1997, First Federal has not experienced significant loss on the construction loan portfolio. However, due to the concentration of these loans, a default by certain construction loan borrowers or other financial difficulty could result in a significant addition to the allowance for loan losses.

         While it is First Federal's policy to charge off loans in the period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of First Federal's examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; as such, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While all information available is used by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. The Board of Directors of First Federal reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, which are classified are loans which are greater than 90 days delinquent. However, the Board of Directors of First Federal may also classify loans less than 90 days delinquent should such classification be considered necessary.

         First Federal's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to banks' provisions for loan losses and allowances for loan losses as the regulators' credit evaluations and allowance for loan loss methodology have differed from those of the management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. First Federal attempts to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses. See "BUSINESS -- Business of First Federal -- Supervision and Regulation."

        Management believes that the $284,000 and the $251,000 in allowance for loan losses at September 30, 1997 and 1996, respectively, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal's loan portfolio. At September 30, 1997, $161,000 of the allowance for loan losses was reserved for possible losses on construction loans, $55,000 was reserved for possible losses on real estate mortgage loans, and the remaining $67,000 was reserved for all other loan classifications.

        The following table summarizes the activity in the allowance for loan losses for each of the last five years:



                                                                   Year Ended September 30,
                                                  -----------------------------------------------------------
                                                     1997        1996         1995        1994        1993
                                                     ----        ----         ----        ----        ----

                                                      (Dollar amounts in thousands)
Balance at beginning of period                      $  251      $  266       $ 231       $ 189       $172
Charge-offs:
     Real estate                                        --           3           1          10          4
 Installment                                             4          14          14           6         17
        Total charge-offs                                4          17          15          16         21
                                                    ------      ------       -----       -----       ----
Recoveries:
     Real estate mortgage                               --          --          --          --         --
                                                    ------      ------       -----       -----      -----
     Installment                                         1           2          21           8          8
        Total recoveries                                 1           2          21           8          8
                                                    ------      ------       -----       -----      -----
Net loans (recovered) charged off                        3          15          (6)         13         13
Provisions for loan losses                              36           -          29          50         30
                                                    ------      ------       -----       -----      -----
Balance at end of period                            $  284      $  251       $ 266       $ 231      $ 189
                                                    ======      ======       =====       =====      =====
Ratio of net charge-offs to total loans
  outstanding net of unearned income                  0.00%       0.02%      (0.01)%      0.02%      0.03%
                                                    ======      ======       =====       =====      =====
Ratio of allowance for loan losses
  to loans outstanding, net of
  unearned income                                     0.39%      0.40%       0.49%       0.46%      0.42%
                                                    ======      =====        ====       =====      =====



         As indicated in the above table, loan loss provisions recorded by First Federal have been at modest levels since fiscal 1993, as the credit quality of First Federal's loans has substantially improved.

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



                                                                       At September 30,
                          ---------------------------------------------------------------------------------------------
                                         1997                                1996                       1995
                          ----------------------------------     --------------------------- --------------------------

                                           Percent of loans                 Percent of loans          Percent of loans
                                           in each category                 in each category          in each category
                            Amount         to total loans        Amount     to total loans   Amount   to total loans
                            ------         --------------        ------     --------------   ------   --------------

                                                    (Dollar amounts in thousands)
Construction loans         $    161           57%              $  118             47%       $   83           31%
Real estate mortgage
  loans                          55           19                   53             21            90           34
All other loans                  67           24                   80             32            93           35
                           --------          ---               ------         ------         -----         ----
    Total allowance for
      loan losses          $    284          100%              $  251            100%       $  266          100%
                           ========          ===               ======         ======         =====         ====


         At September 30, 1997, 1996 and 1995, there were no impaired loans and no specific reserve for impaired loans.

         NONPERFORMING ASSETS

         First Federal has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. First Federal monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on nonaccrual status, accruing loans which are past due 90 days or more, and foreclosed real estate.

         SouthFirst's policy generally is to place a loan on nonaccrual status when there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower is able to make periodic interest and principal payments and the loan is no longer delinquent and is returned to accrual status.

         Nonperforming assets were $707,000, $546,000 and $330,000 at September 30, 1997, 1996, and 1995, respectively. These levels represent an increase of $161,000 (29%) between September 30, 1997 and September 30, 1996 and an increase of $216,000 (65%) between September 30, 1996 and September 30, 1995. The increase in nonperforming assets in 1997 coincides with the increase in loan balances. As a percentage of total loans, nonperforming assets continue to be at levels which management considers to be acceptable and commensurate with its conservative lending policies.

         An analysis of the components of nonperforming assets at September 30, 1997, 1996, and 1995 is presented in the following table:


                                                                  At September 30,
                                                    ------------------------------------------
                                                     1997             1996              1995
                                                    -------          -------           -------
                                                          (Dollar amounts in thousands)
Loans accounted for on a non-accrual basis:
 Real estate mortgage loans                         $    80          $   147           $    24
 All other loans                                         36               56                58
                                                    -------          -------           -------
          Total                                     $   116          $   203           $    82
                                                    -------          -------           -------

 Accruing loans which are past due 90
    days or more:                                   $   577          $   342           $   170
 Real estate mortgage loans                              14                1                49
                                                    -------          -------           -------
 All other loans                                    $   591          $   343           $   219
                                                    -------          -------           -------
          Total
                                                                                       -------
 Total of non-accrual and 90 days past
    due loans                                       $   707          $   546           $   301
 Foreclosed real estate (net of related
    loss provisions)                                      0                -                29
                                                    -------          -------           -------
 Total non-performing assets                        $   707          $   546           $   330
                                                    =======          =======           =======
 Nonaccrual and 90 days past due loans
    as a % of total loans                              0.98%            0.87%            00.56%
                                                    =======          =======           =======
 Nonperforming assets as a % of total
    loans                                              0.98%            0.87%            00.61%
                                                    =======          =======           =======
 Total Loans Outstanding                            $71,967          $62,653           $53,799
                                                    =======          =======           =======


         If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $14,563, $14,192 and $11,023 for the years ended September 30, 1997, 1996 and 1995, respectively. The amount of interest income earned and collected on nonaccrual loans, which is included in income, was $9,897, $6,162 and $4,064 for 1997, 1996, and 1995, respectively.

         Management regularly reviews and monitors the loan portfolio in a effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

         DEPOSITS

         Total deposits decreased $3,543,000 (5.5%) to $60,552,000 at September 30, 1997 compared to September 30, 1996, and increased $1,263,000 (2.0%) to $64,095,000 at September 30, 1996, as compared to $62,832,000 at September 30, 1995. Non-interest-bearing demand deposits were $1,256,000, $1,131,000 and $1,516,000, while total interest-bearing deposits were $59,296,000, $62,964,000 and $61,316,000 at September 30, 1997, 1996, and 1995, respectively.

         First Federal's total deposits at September 30, 1997 decreased compared to year-end 1996. NOW accounts decreased $1,021,000 (15.2%), while money market demand accounts decreased $62,000 (13.4%). Cer tificates of deposits other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates ("Jumbos"), decreased $2,328,000 (5.2%). Non-interest-bearing demand deposits increased $171,000 (15.8%). During 1997, certificates of deposit comprised approximately 72.4% of total deposits while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 27.6% of First Federal's total deposits. Jumbos comprised 2.9% of total deposits at September 30, 1997.

         The composition of total deposits for the last three years is presented in the following table:



                                                                 September 30,
                                    -----------------------------------------------------------------------

                                             1997                   1996                    1995
                                    ------------------------   ---------------------  ---------------------

                                                         (Dollar amounts in thousands)

                                                   Percent                  Percent                Percent
                                                   change                    change                 change
                                                  from prior                from prior             from prior
                                       Amount      year-end      Amount     year-end     Amount    year-end
                                       ------      --------      ------     --------     ------    --------

Demand deposits                     $   1,256        11.05%   $   1,131     (25.40)%   $  1,516     17.79%

Interest bearing deposits:
   NOW accounts                         5,677       (15.23)       6,697      (7.54)       7,243     (1.42)

   Money market demand                    402       (13.17)         463      (7.95)         503     (3.82)

   Passbook savings                     9,380        (4.88)       9,861       1.63        9,703    (12.47)

   Certificates of deposit other
   than Jumbos                         42,067        (5.24)      44,395       3.17       43,031     (1.88)

Jumbos                                  1,770        14.34        1,548      85.17          836     23.85
                                    ---------      -------    ---------     ------     --------    ------
   Total interest bearing deposits     59,296        (5.83)      62,964       2.69       61,316     (3.42)
                                    ---------      -------    ---------     ------     --------    ------
         Total deposits             $  60,552        (5.53)%  $  64,095       2.01%    $ 62,832     (3.00)%
                                    =========      =======    =========     ======     ========    ======

         The following tables set forth the distribution of First Federal's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented based on average balances:



                                          At September 30, 1997
                                          ---------------------
Interest                                                      Minimum
 rate      Term                   Category                    balance          Balances       Percentage of Total
 ----      ----                   --------                    -------          --------       -------------------
                                     (In thousands except minimum balance)
  --%     None       Non-interest bearing demand           $          50         $ 1,256             2.08%
2.13%     None       NOW accounts                                    250           5,676             9.37
2.13%     None       Money market checking                         2,500             401             0.66
2.13%     None       Passbook savings                                 50           9,380            15.49
4.75%     3 months   Fixed-term Fixed-rate Certificate             2,500             327             0.54
5.38%     6 months   Fixed-term Fixed-rate Certificate             2,500           9,955            16.44
5.50%     12 months  Fixed-term Fixed-rate Certificate               500           8,643            14.27
5.75%     18 months  Fixed-term Fixed-rate Certificate               500           2,916             4.82
5.50%     IRA        Fixed-term Fixed-rate Certificate               250           8,024            13.25
6.25%     30 months  Fixed-term Fixed-rate Certificate               500           9,882            16.32
5.63%     1 month    Fixed-term Fixed-rate Certificate           100,000           1,770             2.92
6.25%     4 year     Fixed-term Fixed-rate Certificate             1,500             759             1.25
6.25%     5 year     Fixed-term Fixed-rate Certificate             1,500           1,562             2.58
6.25%     IRA        Fixed-term Fixed-rate Certificate               250              --               --
                                                                                --------           ------
                                                                                $ 60,552           100.00%
                                                                                ========           ======

                                           At September 30, 1996
                                           ---------------------
 Interest                                                         Minimum
   rate    Term                 Category                          balance       Balances       Percentage of Total
   ----    ----                 --------                          -------       --------       -------------------
                                         (In thousands except minimum balance)
 --%      None        Non-interest bearing demand                $    50       $   1,087             1.70%
2.50%     None        NOW accounts                                   250          6,7411            10.52
2.50%     None        Money market checking                        2,500             463             0.72
2.50%     None        Passbook savings                                50           9,861             5.38
3.75%     3 months    Fixed-term Fixed-rate Certificate            2,500             275             0.43
5.13%     6 months    Fixed-term Fixed-rate Certificate            2,500           9,873            15.40
5.25%     12 months   Fixed-term Fixed-rate Certificate              500           9,734            15.19
5.38%     18 months   Fixed-term Fixed-rate Certificate              500           3,504             5.47
5.50%     IRA         Fixed-term Fixed-rate Certificate              250           8,407            13.12
5.38%     30 months   Fixed-term Fixed-rate Certificate              500          10,436            16.28
5.52%     1 month     Fixed-term Fixed-rate Certificate          100,000           1,548             2.42
5.38%     4 year      Fixed-term Fixed-rate Certificate            1,500             680             1.06
5.50%     5 year      Fixed-term Fixed-rate Certificate            1,500           1,486             2.32
  --%      IRA        Fixed-term Fixed-rate Certificate              250              --               --
                                                                               ---------          -------
                                                                               $  64,095           100.00%
                                                                               =========          =======


         Information about the average balances of interest-bearing demand deposits and time deposits for the periods indicated based upon average balances is provided below:


                                               Year ended September 30,
                                1997                    1996                    1995
                         --------------------    ----------------------    ------------------

                                                (Dollar amounts in thousands)

                         Interest                 Interest                Interest
                         bearing                   bearing                 bearing
                         demand        Time        demand       Time       demand      Time
                         deposits      deposits   deposits    deposits    deposits   deposits
                         --------      --------   --------    --------    --------   --------
Average balance         $ 16,574    $  45,126     $  16,835   $  45,583  $  18,507   $  44,686
Average rate                2.74%        5.24%         3.15%       5.43%      2.97%       4.95%

         The following table presents changes in deposits for the periods indicated:


                                             Year ended September 30,
                                       1997          1996           1995
                                       ----          ----           ----
                                          (Dollar amounts in thousands)

Opening balance                    $  64,095       $  62,832     $  64,774
Net deposits(withdrawals)             (5,364)           (626)       (3,901)
Interest credited on deposits          1,821           1,889         1,959
                                    --------       ---------     ---------

Ending balance                     $  60,552       $  64,095     $  62,832
                                    ========       =========     =========

   Total increase (decrease) in
      deposits                     $  (3,543)      $   1,263     $  (1,942)
                                   =========       =========     =========
   Percentage increase(decrease)       (5.53)%          2.01%        (3.00)%
                                   =========       =========     =========

         The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at September 30, 1997, 1996, and 1995:


                                                        Year ended September 30,
                                        -----------------------------------------------------
                                            1997                     1996             1995
                                        ------------              ----------        ---------
                                                             (In thousands)
Interest Rate
-------------
2.00-2.99%                               $      106               $     119         $     --
3.00-3.99%                                        -                     276            1,163
4.00-4.99%                                      450                   1,507            7,784
5.00-5.99%                                   37,276                  38,106           20,450
6.00-6.99%                                    4,927                   4,889           13,449
7.00-7.99%                                    1,079                   1,046            1,021
                                         ----------               ---------         --------
    Total                                $   43,838               $  45,943         $ 43,867
                                         ==========               =========         ========


         There were no certificates of deposit with an interest rate less than 2% at September 30, 1997 or September 30, 1996. At September 30, 1997, First Federal had outstanding approximately $43.8 million in certificate accounts that mature as follows:


                                                                    Amount due
                                   ----------------------------------------------------------------------------
                                     Less     One      Two to      Three       Four
                                   than one  to two    three     to four     to five
                                     year     years    years      years       years      Thereafter     Total
                                     ----     -----    -----      -----       -----      ----------     -----
                                                                 (In thousands)
Interest Rate
-------------
2.00-2.99%                       $    106   $    --    $           $  --       $   --        $   --    $    106
3.00-3.99%                             --        --         --        --           --            --          --
4.00-4.99%                            450        --         --        --           --            --         450
5.00-5.99%                         32,249     4,296        453       279           --            --      37,277
6.00-6.99%                          2,346       841      1,704        36           --            --       4,927
7.00-7.99%                             --       245        833        --           --            --       1,078
                                 --------   -------    -------     -----       ------     ---------    --------
      Total                      $ 35,151   $ 5,382    $ 2,990     $ 315       $   --     $      --    $ 43,838
                                 ========   =======    =======     =====       ======     =========    ========


         Certificates of deposit of $100,000 or more, other than Jumbos, mature as follows at September 30, 1997:


                                                                    Amount due
                                   ----------------------------------------------------------------------------
                                     Less        One      Two to      Three       Four
                                   than one    to two      three     to four     to five
                                     year       years      years      years       years     Thereafter    Total
                                     ----       -----      -----      -----       -----     ----------    -----
                                                                 (In thousands)
Interest Rate
-------------
2.00-2.99%                         $   --     $  --       $  --      $   --      $   --      $     --    $   --
3.00-3.99%                             --        --          --          --          --            --        --
4.00-4.99%                            116        --          --          --          --            --       116
5.00-5.99%                          1,316       257          --         105          --            --     1,678
6.00-6.99%                            200        --          --          --          --            --       200
7.00-7.99%                             --       100         400          --          --            --       500
                                   ------     -----       -----      ------      ------      --------    ------
          Total                    $1,632     $ 357       $ 400      $  105      $   --      $     --    $2,494
                                   ======     =====       =====      ======      ======      ========    ======

         Jumbos mature as follows at September 30, 1997:



                                                                    Amount due
                                  -----------------------------------------------------------------------------
                                     Less            One          Two to         Three        Four
                                   than one        to two          three        to four      to five
                                     year           years          years         years        years      Total
                                     ----           -----          -----         -----        -----      -----

                                                                 (In thousands)
Interest Rate
-------------
2.00-2.99%                        $    --         $   --           $ --         $   --        $  --     $   --
3.00-3.99%                            106             --             --             --           --        106
4.00-4.99%                            123             --             --             --           --        123
5.00-5.99%                            462             --             --             --           --        462
6.00-6.99%                            779            300             --             --           --      1,079
7.00-7.99%                             --             --             --             --           --         --
                                  -------          -----           ----         ------        -----     ------
          Total                   $ 1,470          $ 300           $ --         $   --        $  --     $1,770
                                  =======          =====           ====         ======        =====     ======


         The following table presents the maturities of certificates of deposit at September 30, 1997, 1996 and 1995.

                           Maturities of Time Deposits


                                                                        September 30,
                                                       ----------------------------------------------
                                                           1997                1996            1955
                                                        --------               ----            ----
                                                                        (In thousands)

Three months or less                                   $  9,189             $  8,099          $8,211
After three within six months                            10,799               10,655           9,886
After six within twelve months                           15,138               15,302           7,834
One year to two years                                     5,385                8,115           5,235
Two years to three years                                  2,991                2,372           2,959
Three years to four years                                   314                1,106           8,858
Four years to five years                                     22                  294             884
                                                       --------             --------        --------
         Total                                         $ 43,838             $ 45,943        $ 43,867
                                                       ========             ========        ========

Weighted average rate on all certificates
     of deposit at period-end                              5.58%                5.53%           5.59%
                                                       ========             ========        ========


         BORROWINGS

         SouthFirst has a line of credit of up to $4,000,000 which bears interest at the prime lending rate plus 1%. The line of credit requires monthly interest payments and payments of the outstanding balance in October of 1998. At September 30, 1997 and 1996, the prime lending rate was 8.50% and 8.25%, respectively, and the outstanding balance on the line of credit was $1,435,000 and $900,253, respectively.

        Borrowings also include borrowings from the FHLB of Atlanta (See "-- Capital Resources -- Liquidity"). The balances outstanding at September 30, 1997 and 1996 were $17,058,000 and $10,058,085, respectively. The interest rates on these advances were fixed and variable and averaged 5.99% at September 30, 1997 and 1996.

CAPITAL RESOURCES

         STOCKHOLDERS EQUITY

        SouthFirst's consolidated stockholders' equity was $13,623,000, $12,888,000 and $14,771,000 at September 30, 1997, 1996 and 1995, respectively.
The 1997 results are an increase of $735,000 due to an increase in unrealized gain on available-for-sale investment securities. The decrease in 1996 was primarily due to a special cash dividend to shareholders of $2.00 per share.

        During 1997, cash dividends of $414,188, or $0.50 per share, were declared on SouthFirst Common Stock. During 1996, cash dividends of $1,918,000, or $2.50 per share, were declared. The cash dividends declared during 1996 included a special dividend of $2.00 per share, paid in connection with SouthFirst's equity management programs. SouthFirst's special dividend in 1996 should be considered a non-recurring event and, although SouthFirst plans to continue a dividend payout policy that allows it to maintain adequate capital to support future growth and capital adequacy, the 1996 dividend payout ratio, which was based in part on excess capital, cannot be viewed as a guarantee of future dividend payments. Management believes that a strong capital position is vital to the continued profitability of SouthFirst and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution.

         Certain financial ratios for SouthFirst at the end of September 30, 1997, 1996 and 1995 are presented in the following table:


                                                                    Equity and Assets Ratio

                                                                         September 30,
                                                            --------------------------------------
                                                             1997             1996         1995
                                                             ----             ----         ----
Return on average assets                                    0.52%             (0.02)%        0.73%
Return on average stockholder's equity                      3.75%             (0.12)%        4.94%
Common dividend payout ratio                                83.59%          (11,513)%       40.73%
Average shareholders' equity to average assets              13.98%            15.45%        14.84%


         FIRREA and the implementing regulations of the OTS, which became effective on December 7, 1989, changed the capital requirements applicable to thrifts, including SouthFirst, and the consequences for failing to comply with such standards. The capital standards include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. FIRREA specifies such capital requirements and states that such standards shall be no less stringent than the capital standards applicable to national banks. The OTS has issued guidelines identifying minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum 3% core capital ratio, and a minimum risk-based capital of 8% of risk-weighted assets. See "BUSINESS -- Supervision and Regulation -- Regulation of First Federal -- Regulatory Capital Requirements." As shown in the table below, SouthFirst was in compliance with these regulatory capital requirements at September 30, 1997 and 1996.

                                        At September 30, 1997                            At September 30, 1996
                                        ---------------------                            ---------------------

                                 Tangible         Core        Risk-based       Tangible         Core         Risk-based
                                 Capital        Capital         Capital        Capital         Capital         Capital
                                 -------        -------         -------        -------         -------         -------

Total stockholders equity       $12,785,000     $12,785,000     $12,501,000    $12,889,000    $12,889,000     $12,889,000

General valuation allowance              --              --          284000             --             --         251,000

Regulatory capital               12,785,000      12,785,000      12,785,000     12,889,000     12,889,000      13,139,000

Regulatory asset base            94,950,000      94,950,000      57,500,000     90,282,000     90,282,000      49,788,000

Capital ratio                         13.46%          13.46%          22.23%         11.98%         11.98%          21.72%

Minimum required ratio                 1.50%           3.00%           8.00%          1.50%          3.00%           8.00%

Capital ratio required for
  "well-capitalized"
   designation                           --            5.00%         10.000%            --           5.00%          10.00%


         LIQUIDITY

         Liquidity is First Federal's ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, First Federal could experience higher costs of obtaining funds due to insufficient liquidity. On the other hand, excessive liquidity could lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

         Asset liquidity is provided primarily through cash, the repayment and maturity of investment securities, and the sale and repayment of loans.

         Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 75% of its mortgage loans which are backed by one-to-four family residential properties. At September 30, 1997, First Federal had credit available, net of advances drawn down, of approximately $22,583,250. First Federal has drawn down such advances of $17,058,000 at September 30, 1997.

        On a consolidated basis, net cash provided by operating activities decreased $590,000 in 1997. The $3,796,000 in net cash used in investing activities during 1997 consisted primarily of a $9,317,000 increase in net loans originated, $3,662,000 in purchases of investment securities and net proceeds from repayments/maturities of investment securities of $8,960,000.

The $3,793,000 in net cash provided by financing activities resulted from a decrease of $3,542,000 in deposits, coupled with a net increase of $7,694,000 in borrowed funds and payment of $370,000 in Common Stock dividends.

        First Federal's liquidity ratio at September 30, 1997 was 8.48% compared to 12.88% and 10.63% at September 30, 1996 and 1995, respectively. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's expectations to the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal has paid no dividends to SouthFirst during 1997, 1996 or 1995.

        SouthFirst also requires cash for various purposes including servicing debt, paying dividends to shareholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from First Federal. First Federal's capital levels meet the requirements for a "well capitalized" institution and enable First Federal to pay dividends to SouthFirst. See "BUSINESS -- Supervision and Regulation -- Regulation of First Federal -- Capital Adequacy Requirements." In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings.

        SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of Common Stock in 1994. Substantially all of those funds have been used to pay dividends, (including the special $2.00 per share dividend in 1996), acquire treasury stock, invest in subsidiaries and pay general corporate expenses. Accordingly, SouthFirst will likely rely on dividends from First Federal to repay borrowings under its line of credit and to continue paying dividends to shareholders. See " -- Financial Condition -- Short-Term Borrowings."

RESULTS OF OPERATIONS

         NET INCOME

        For the year ended September 30, 1997, net income increased $512,155 to $495,499 or $0.62 per share. The primary reason for the increase in net income was an increase in interest income on loans of approximately $873,000. The increase in interest income on loans was offset, however, by a decrease in interest income on investments available for sale of $366,000, a decrease in other income of $189,000, and an increase in interest expense for borrowed funds of $428,000. In addition, for the year ended September 30, 1997, net income was positively affected by a decrease of $374,000 in compensation and benefits, which was primarily associated with the $2.00 per share special dividend and a $430,000 decrease in other expenses, which was incurred in 1996 as a result of the special SAIF assessment in fiscal 1996.

        For the year ended September 30, 1996, net income decreased $628,000 (102.8%) to a net loss of $17,000, or $0.02 per share, when compared with 1995's net income of $611,000, or $1.17 per share. The primary reasons for the decline in net income were an increase in compensation and benefits of $990,000, and the one-time SAIF assessment of $430,230 offset by $619,000 income received in the settlement of the USF&G litigation. See "LEGAL PROCEEDINGS."

         Weighted average shares outstanding in 1997 and 1996 reflects shares outstanding for the entire year. However, weighted average shares for 1995 only reflects shares outstanding for the 199 days since the initial public offering on February 13, 1995.

         The items discussed in the preceding paragraphs are discussed more fully below.

         NET INTEREST INCOME

         Net interest income is the difference between the interest First Federal earns on its loans, investment securities and other earning assets and the interest cost of its deposits and borrowed funds. This is the primary component of First Federal's earnings. Net interest income was $3,292,000 for the twelve months ended September 30, 1997. This increase of $231,000 (7.5%) over the comparable twelve months of 1996 is primarily the result of an increase in the net yield. The net yield increased 26 basis points as rates on interest-earning assets increased 18 basis points to 8.10%, while cost of funds decreased 9 basis points to 4.90% when compared to September 30, 1996.

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

         Net interest income for 1995 was $3,104,000, $266,000 (9.4%) higher than 1994 net interest income of $2,838,000. The moderation of the interest rate environment during 1995 was the primary reason for the increase in SouthFirst's net interest income for this period.

         RATE/VOLUME VARIANCE ANALYSIS

        The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected SouthFirst's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to
(i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume). Changes in rate/volume have been allocated proportionately between changes in volume and changes in rates.


                                                          Year Ended September 30,
                             ------------------------------------------------------------------------------------
                                  1997 vs. 1996               1996 vs. 1995               1995 vs. 1994
                               Increase (Decrease)         Increase (Decrease)         Increase (Decrease)
                               ------------------          ------------------          ------------------
                                      Due to                      Due to                     Due to
                             -------------------------   ------------------------- ----------------------------
                                Volume     Rate Total     Volume   Rate   Total   Volume      Rate     Total
                                ------     ----------     ------   ----   -----   ------      ----     -----

                                                        (Dollar amounts in thousands)
Interest income:

  Investment securities         $(417)      15 $(402)     $(306)    128   $(178)   $(947)     1,168     $221
  Loans receivable                825       48   874        666     (71)    595      311         (2)     309
                                -----      ---   ---      -----    ----   -----    -----      -----     ----
Total interest income             408       63   472        360      57     417     (636)     1,166      530
                                =====      ===   ===      =====    ====   =====    =====      =====     ====

Interest expense:
  NOW accounts                     (5)     (47)  (52)        (7)     11       4      (11)        17        6
  Money market demand              --        5     5         (1)     (1)     (2)      (1)        --       (1)
  Passbook savings                 (3)     (27)  (30)       (39)     18     (21)       2         (2)      --

  Certificates of deposit
  other than Jumbos               (37)     (92) (129)        35     217     252      (88)       416       328
  Jumbos                           10       10    20          6       3       9       28        (17)       11
  Borrowed funds                  423        6   429        229     (11)    218      (99)        20       (79)
                                -----    -----   ---        ---    ----   ------   -----      -----      ----
Total interest expense            387     (145)  242        223     237     460     (169)      (434)     (265)
                                =====    =====   ===        ===    ====   ======   =====      =====      ====

Change in net interest income      21      208   230        137    (180)    (43)    (467)       732       265
                                =====    =====   ===        ===     ===   ======   =====      =====      ====


         INTEREST INCOME

        Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $7,093,000, $6,620,000, and $6,201,000 for the twelve months ended September 30, 1997, 1996 and 1995 respectively. Average interest earning assets increased 3,994,000 (4.8%) during 1997, and $3,090,000 (3.8%) during 1996, following an increase of $1,967,000
(2.5%) in 1995. The 1997, 1996 and 1995 yield remained relatively constant, reflecting the relative stability of the interest rate environment during 1997, 1996 and 1995. Interest and fees on loans were $5,761,000, $4,888,000, and $4,292,000 for the twelve months ended September 30, 1997, 1996, and 1995, respectively. Interest and fees on loans during 1997 reflected an increase of $873,000 (17.9%), as compared to 1996. Interest and fees on loans in 1996 reflected an increase of $596,000 (13.9%) as compared with 1995. The increases in average loans receivable during 1997, 1996 and 1995 were primarily responsible for the increase in interest and fees on loans for these periods.

         Interest income on total investment securities, including those held to maturity and those available for sale, decreased $402,000 (30.2%) to $1,330,000 in 1997. The average balance outstanding of investment securities, including those held to maturity and those available for sale, decreased $5,951,000 (24%) to $18,766,000 in 1997 from $24,717,000 in 1996. The yields on total investment securities were 7.09% in 1997 and 7.01% in 1996. The decrease in interest income during 1997 was primarily due to the outstanding volume of investment securities declining as a result of prepayments on MBSs and CMOs.

         Interest income on total investment securities, including those held to maturity and those available for sale, decreased $178,000 (9.3%) to $1,732,000 in 1996, compared to an increase of $222,000 (13.2%) during 1995. Interest income on total investment securities was $1,910,000, which represented an increase of $222,000 (13.1%) for the twelve months ended September 30, 1995. The average balance outstanding of investment securities, including those held to maturity and those available for sale, decreased $4,791,000 (16.2%) to $24,718,000 in 1996 from $29,507,000 in 1995. The yields on total investment securities were 7.01% in 1996 and 6.47% in 1995. The decrease in interest income during 1996 was primarily due to the outstanding volume of investment securities declining as a result of prepayments on MBSs and CMOs. The increase in income during 1995 was due to an increase in yield as variable rate investment securities adjusted to the stabilizing interest rate environment which had steadily increased since the second quarter of fiscal 1994.

         INTEREST EXPENSE

         Total average interest-bearing liabilities were $77,539,000, $71,396,000, and $68,562,000 for 1997, 1996 and 1995, respectively. Interest bearing liabilities reflected increases of $6,143,000 (8.6%) and $2,834,000 (4.1%) for 1997 and 1996, respectively. These increases were preceded by a decrease of $3,646,000 (5.1%) for 1995. The rates paid on these liabilities decreased 9 basis points to 4.9% during 1997, increased 47 basis points to 4.99% in 1996 and increased 60 basis points to 4.52% during 1995. Total interest expense was $3,801,000 for 1997, $3,559,000 for 1996 and $3,098,000 for 1995,
which represented an increase of $242,000 (6.8%), an increase of $266,000 (9.4%) and a decrease of $442,000 (13.5%) during 1997, 1996 and 1995, respectively. The increase in 1997 resulted from an increase in the cost of funds. The increase during 1996 resulted from an increase in rates paid which were associated with the general rise in market interest rates and an increase in average balances. The increase in 1995 was caused by an increase in rates, offset somewhat by decrease in average balances.

         Interest on deposits, the primary component of total interest expense, decreased to $2,820,000 for 1997. Interest expense on total deposits for 1996 was $3,006,000. The average volume of outstanding interest bearing deposits decreased in 1997 and the effect on interest expense was accompanied by a decrease in rates paid due to market conditions. Interest expense on total deposits for 1995 was $2,760,000, which represented an increase of $345,000 (14.3%). The average volume of outstanding interest bearing deposits decreased slightly in 1996, but the effect on interest expense was offset by the increase in rates paid which was also due to market conditions. Although the average volume outstanding decreased in 1995, the increase in rates paid due to market conditions resulted in increases.

         Interest expense on borrowed funds, was $982,000 for 1997. This level represented an increase of $428,000 (77%) compared to 1996. The increase in 1997 is a result of additional advances of $7,000,000 from the FHLB to fund First Federal's continued loan growth. The average balance of FHLB advances outstanding was $15,838,000 for 1997 and $8,978,000 for 1996. Interest expense on borrowed funds, including both short-term and other borrowed funds, was $982,000 in 1997, $553,000 in 1996 and $337,000 in 1995. These levels represented an increase of $429,000 (77.9%) during 1997, an increase of $216,000 (95.5%) during 1996 and a decrease of $80,000 (19.2%) during 1995. The increases in 1997 and 1996 were a result of First Federal acquiring additional advances from the FHLB to fund loan growth. The decrease in 1995 is a result of First Federal repaying FHLB advances amounting to $5,056,000.

The average balance of FHLB advances outstanding was $15,838,000 for 1997, $8,979,000 for 1996 and $5,369,000 for 1995.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses is based on management's assessment of the risk in the loan portfolio, as reflected in the amount of recent loan losses. The provision for loan losses was $36,000, $1,000, and $29,000 during 1997, 1996, and 1995, respectively. These provisions for loan losses reflect management's assessment of the quality of the loan portfolio. As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in First Federal's primary market area of Talladega County, Alabama. Management believes that the credit risks associated with this type of loan are significantly lower than other loan types. This belief is substantiated by the low level of net charge-offs which have averaged less than $5,000 each year over the past four years.

         Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures substantially reduce the credit risks associated with this type of loan. First Federal entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift and hiring the loan officer who originated and managed the portfolio. Most of First Federal's residential construction loans are in Hoover, Alabama. See "BUSINESS -- Business of First Federal -- Construction Lending." Since acquiring the portfolio, First Federal has not suffered a significant loss on a residential construction loan.

         For the reasons discussed above, charge-offs for the total loan portfolio, net of recoveries, have averaged less than $6,000 each year over the past four years. Based on this historical level of loan losses, the low level of nonperforming loans and general economic conditions, management believes the allowances for loan losses at September 30, 1997, 1996, and 1995 were adequate. The provisions for loan losses in 1997, 1996, and 1995 reflect amounts management considered necessary to maintain an acceptable level of loan loss allowance relative to the total loan portfolio and relative to nonperforming loans.

         Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review First Federal's allowance for loan losses and may require First Federal to recognize additions to the allowance based on judgments about information available to them at the time of their review.

         OTHER INCOME

         Other income decreased $189,000 (14.6%) to $1,101,088 in 1997 from
$1,290,000 in 1996. Other income increased $731,000 (130.0%) to $1,290,000 in
1996 from $559,000 in 1995. The decrease in 1997 and the increase in 1996 resulted primarily from the $583,000 settlement of SouthFirst's lawsuit against USF&G. See "LEGAL PROCEEDINGS." Other income in 1997 was positively affected by employee benefit consulting fees of $386,000 resulting from SouthFirst's purchase of substantially all of the assets of Pension & Benefit Financial Services, Inc. in April 1997. See "BUSINESS -- Business of SouthFirst -- Fee-for-Service Subsidiaries." The decrease in 1995 resulted primarily from a decline in insurance commissions of $29,000 and a decrease in gain on sale of loans of $23,000.

         Service charges and other fees were $577,000, $563,000, and $474,000 for 1997, 1996, and 1995, respectively, which represent increases of $14,000 (2.5%) in 1997, $89,000 (18.8%) in 1996 and $42,000 (9.7%) in 1995. These
fluctuations were due almost entirely to increases in income on nonsufficient funds and overdraft charges.

         Gain on sales of loans increased $18,000 (14.2%), increased $56,000 (78.9%) and decreased $23,000 (24.5%) in 1997, 1996 and 1995 respectively. The increases in 1997 and 1996 were due to increases in the volume of loans sold in 1997 and 1996 compared to 1995. The decrease in 1995 resulted from the increase in market interest rates in late 1994 and early 1995. Proceeds from loan sales increased by $125,000 in 1997, increased $3,326,000 in 1996, and decreased by $559,000 in 1995. The increases during 1997 and in 1996 were largely due to favorable interest rates and increased marketing efforts. The decrease in 1995 was primarily due to lower levels of loan originations.

         OTHER EXPENSE

         Total other expense decreased $716,000 (16.7%) to $3,558,000 for 1997 from $4,274,000 for 1996. Total other expense for 1995 was $2,660,000.

         Compensation and benefits was $2,095,000, $2,469,000, and $1,479,000 for 1997, 1996, and 1995, respectively. These levels reflect a decrease of $374,000 (15.2%) in 1997, an increase of $990,000 (66.9%) in 1996, and $114,000
(8.4%) in 1995. The decrease in 1997 was primarily due to additional compensation awarded to select employees under SouthFirst's two Management Recognition Plans in 1996 including cash bonuses to SouthFirst's officers of $263,409 and the cost of a large number of shares released to participants in SouthFirst's Employee Stock Ownership Plan (the "ESOP") in 1996. The increase in the number of shares released is attributable to the special $2.00 dividend paid to qualifying shareholders, including the ESOP, on January 22, 1996. These costs did not recur in 1997.

         Other expenses in 1996 also reflected a special one time SAIF assessment in the amount of $430,000. This expenditure, in connection with the federal insurance of accounts, was assessed on an industry wide basis and was not assessed in prior years. See "BUSINESS -- Supervision and Regulation -- Recent Legislation."

         Other noninterest expense was $599,000, $520,000, and $369,000 for 1997, 1996 and 1995 respectively. These levels represent an increase of $79,000 (15.2%) in 1997, an increase of $151,000 (40.9%) in 1996 and a decrease of
$276,000 (42.8%) in 1995. The increase in 1997 was primarily due to the cost of providing employee benefit consulting services and various other operating expenses. The increase in 1996 was due primarily to increased costs associated with legal and accounting expenses. The decrease in 1995 was due primarily to a $407,000 write-off during 1994 for a possible loss on the fidelity bond in connection with the USF&G matter. See "LEGAL PROCEEDINGS."

         Management of First Federal has evaluated the potential effect on its computer systems resulting from Year 2000 issues. Potential Year 2000 issues relate not only to First Federal's own systems, but also to those of its customers and suppliers. In connection with First Federal's evaluation, on November 21, 1997, First Federal upgraded its computer systems, which included program modifications and new software installations, to help ensure that First Federal's computer systems would be Year 2000 compliant. Management's preliminary estimates indicate that the expense involved in order to be Year 2000 compliant will not have a material adverse effect on First Federal's results of operations.

         INCOME TAX EXPENSE

         Income tax expense was $303,000, $92,000 and $362,000 for 1997, 1996 and 1995, respectively. These levels represent an effective tax rate on pre-tax earnings of 38%, 122% and 37% for the years ended September 30, 1997, 1996 and 1995, respectively. The increase in the effective tax rate for the year ended 1996 was due to the nondeductibility of portions of compensation expense related to SouthFirst's Management Recognition Plans and Employee Stock Option Plan. See "EXECUTIVE COMPENSATION -- Management Recognition Plans" and "-- Employee Stock Ownership Plan." For all other periods, First Federal's effective tax rate was slightly higher than the statutory rate due to state income taxes and differences between taxable income for financial reporting and income tax purposes.

ITEM 8.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition as of
                  September 30, 1997 and 1996
         Consolidated Statements of Operations for the years ended September 30,
                  1997, 1996 and 1995.
         Consolidated Statements of Stockholders' Equity for the years ended
                  September 30, 1997, 1996 and 1995.
         Consolidated Statements of Cash Flows for the years ended September 30,
                  1997 1996 and 1995.
         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


     The Board of Directors
     SouthFirst Bancshares, Inc.:


     We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. and subsidiary (the Company) as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.




                                                  KPMG Peat Marwick LLP
     Birmingham, Alabama
     November 21, 1997

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           September 30, 1997 and 1996


                          Assets                                                      1997          1996
                                                                                      ----          ----

Cash and amounts due from depository institutions                                 $ 2,448,123    2,625,561
Investment securities held to maturity at cost (which approximates
fair value)                                                                           162,448      153,853
Investment securities available for sale, at fair value                            16,665,770   21,792,852
Loans receivable                                                                   71,966,579   62,652,755
Less allowance for loan losses                                                       (284,324)    (250,714)
                                                                                  -----------   ----------
       Net loans                                                                   71,682,255   62,402,041

Loans held for sale at cost (which approximates fair value)                           333,750      131,100
Premises and equipment, net                                                         1,780,286    1,802,482
Accrued interest receivable                                                           529,500      553,606
Investments in affiliates                                                             192,560      184,537
Other assets                                                                        1,994,010      635,902
                                                                                  -----------   ----------
       Total assets                                                               $95,788,702   90,281,934
                                                                                  ===========   ==========

           Liabilities and Stockholders' Equity


Liabilities:
   Deposits:
     Non-interest bearing                                                         $ 1,255,745    1,087,042
     Interest bearing                                                              59,296,791   63,007,561
                                                                                  -----------   ----------
       Total deposits                                                              60,552,536   64,094,603

   Advances by borrowers for property taxes and insurance                             388,918      392,280
   Accrued interest payable                                                           859,111      842,285
   Borrowed funds                                                                  18,653,386   10,959,285
   Accrued expenses and other liabilities                                           1,711,417    1,105,667
                                                                                  -----------   ----------
       Total liabilities                                                           82,165,368   77,394,120
                                                                                  -----------   ----------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 863,200 shares, issued and 812,799 outstanding shares in 1997 and
     863,200 shares issued and 781,160 outstanding shares in 1996                       8,632        8,632
   Additional paid-in capital                                                       7,792,748    7,704,856
   Treasury stock                                                                    (198,392)    (500,802)
   Deferred compensation on common stock employee benefit plans                      (914,604)    (744,710)
   Retained earnings, substantially restricted                                      5,815,352    5,690,301
   Unrealized gain on investment securities
     available for sale, net of tax                                                 1,119,598      729,537
                                                                                  -----------   ----------
       Total stockholders' equity                                                  13,623,334   12,887,814

Commitments and contingencies (note 13)
                                                                                  -----------   ----------

       Total liabilities and stockholders' equity                                 $95,788,702   90,281,934
                                                                                  ===========   ==========

See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                 Years Ended September 30, 1997, 1996, and 1995


                                                         1997           1996          1995
                                                         ----           ----          ----
Interest and dividend income:
     Interest and fees on loans                       $5,761,018     4,888,183     4,291,653
     Interest and dividend income on investment
        securities held to maturity                        8,378        44,251       884,940
     Interest and dividend income on investment
        securities available for sale                  1,324,000     1,687,842     1,024,874
                                                      ----------     ---------     ---------
           Total interest and dividend income          7,093,396     6,620,276     6,201,467

Interest expense:
     Interest on deposits                              2,819,560     3,006,037     2,760,390
     Interest on borrowed funds                          981,737       553,372       337,375
                                                      ----------     ---------     ---------
           Total interest expense                      3,801,297     3,559,409     3,097,765
                                                      ----------     ---------     ---------
           Net interest income                         3,292,099     3,060,867     3,103,702

Provision for loan losses                                 36,465         1,200        28,730
                                                      ----------     ---------     ---------
           Net interest income after provision for
               loan losses                             3,255,634     3,059,667     3,074,972
                                                      ----------     ---------     ---------
Other income:
     Service charges and other fees                      577,344       563,235       474,195
     Employee benefit consulting fees                    386,090            --            --
     Gain on sale of loans                               144,621       127,386        70,822
     Gain on sale of foreclosed real estate                   --        10,233        14,770
     Gain (loss) on sales and calls of investment
        securities available for sale                     15,705        21,203          (480)
     Loss on sale of premises and equipment                   --        (7,543)       (7,020)
     Insurance commissions                                 1,901         2,529        (1,555)
     Equity in net loss of affiliates                    (61,977)      (66,773)      (23,690)
     Other                                                37,404       639,730        31,729
                                                      ----------     ---------     ---------
           Total other income                          1,101,088     1,290,000       558,771
                                                      ----------     ---------     ---------

Other expenses:
     Compensation and benefits                         2,094,824     2,468,570     1,478,874
     Net occupancy expense                               204,682       154,208       142,267
     Furniture and fixtures                              226,515       168,600       155,613
     Data processing                                     176,780       171,692       158,155
     Office supplies and expenses                        196,700       185,953       177,203
     Deposit insurance premiums                           59,617       175,542       179,496
     Special SAIF assessment                                  --       430,230            --
     Other                                               599,040       519,606       368,548
                                                      ----------     ---------     ---------
           Total other expenses                        3,558,158     4,274,401     2,660,156
                                                      ----------     ---------     ---------

                                                                 (Continued)



          See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Operations, Continued

                 Years Ended September 30, 1997, 1996, and 1995




                                                         1997        1996       1995
                                                         ----        ----       ----

           Income before income taxes                  798,564      75,266     973,587
Income tax expense                                     303,065      91,922     362,202
                                                      --------     -------     -------

           Net income (loss)                          $495,499     (16,656)    611,385
                                                      ========     =======     =======

Net income (loss) per common share                    $   0.62       (0.02)       1.17

Weighted average common shares outstanding             795,479     810,997     520,740
































          See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                 Years Ended September 30, 1997, 1996, and 1995



                                                                                                            Net
                                                                               Deferred                  unrealized
                                                                             compensation                  holding
                                                              Retained        on common                    gain on
                                                Additional    earnings-         stock                     available-      Total
                                       Common     paid-in   substantially      employee      Treasury      for-sale   stockholders'
                                       stock      capital     restricted     benefit plans    stock       securities      equity
                                       -----      -------     ----------     -------------    -----       ----------      ------
Balance September 30, 1994            $   --           --     7,262,130             --           --             --     7,262,130

Net income 1995                           --           --       611,385             --           --             --       611,385

Effect of adoption of FAS 115-
   Accounting for Certain
   Investments in Debt and
   Equity Securities on
   October 1, 1994                        --                                                               368,832       368,832

Issuance of common stock               8,300    7,240,066            --             --           --             --     7,248,366

Establishment of Employee Stock
   Ownership Plan (ESOP)                  --           --            --       (664,000)          --             --      (664,000)

Release of unallocated ESOP shares        --           --            --         66,400           --             --        66,400

Cash dividends declared
   ($.10 per share)                       --           --      (249,000)            --           --             --      (249,000)

Increase in net unrealized
   holding gain
   on available-for-sale securities       --           --            --             --           --        126,473       126,473
                                      ------    ---------    ----------       --------     --------     ----------   -----------
Balance September 30, 1995             8,300    7,240,066     7,624,515       (597,600)          --        495,305    14,770,586

Net loss 1996                             --           --       (16,656)            --           --             --       (16,656)

Release of unallocated ESOP shares        --       41,822            --        167,290           --             --       209,112

Issuance of common stock -
   Management
   Recognition Plans                     332      422,968            --       (423,300)          --             --            --

Vesting of shares  on Management
   Recognition Plans                      --           --            --        108,900           --             --       108,900

Acquisition of treasury stock             --           --            --             --     (500,802)            --      (500,802)

Cash dividends declared
   ($2.50 per share)                      --           --    (1,917,558)            --           --             --    (1,917,558)

Increase in unrealized
   holding gain on
   available-for-sale securities          --           --            --             --           --        234,232       234,232
                                      ------    ---------    ----------       --------     --------     ----------   -----------
Balance September 30, 1996             8,632    7,704,856     5,690,301       (744,710)     729,537     12,887,814

Net income 1997                           --           --       495,499             --           --             --       495,499

Release of unallocated ESOP shares        --       34,129            --         77,391           --             --       111,520

Acquisition of ESOP Shares                --           --            --        (16,806)          --             --       (16,806)

                                                                    (Continued)



          See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

           Consolidated Statements of Stockholders' Equity, Continued

                 Years Ended September 30, 1997, 1996, and 1995



                                                                                                            Net
                                                                               Deferred                  unrealized
                                                                             compensation                  holding
                                                              Retained        on common                    gain on
                                                Additional    earnings-         stock                     available-      Total
                                       Common     paid-in   substantially      employee      Treasury      for-sale   stockholders'
                                       stock      capital     restricted     benefit plans    stock       securities      equity
                                       -----      -------     ----------     -------------    -----       ----------      ------

Vesting of shares on management
   Recognition Plans                      --        26,354            --         59,760             --           --        86,114

Issuance of deferred compensation
   shares                                 --        27,409            --       (298,532)       271,123           --            --

Vesting of deferred compensation
   shares                                 --            --            --          8,293             --           --         8,293

Purchase of treasury shares               --            --            --        (34,606)            --      (34,606)

Sale of treasury shares                   --            --            --             --         65,893           --        65,893

Cash dividends declared
   ($0.50 per share)                      --            --      (370,448)            --             --           --      (370,448)

Increase in unrealized holding gain
   on available-for-sale securities       --            --            --             --             --      390,061       390,061
                                      ------     ---------     ---------       --------       --------    ---------    ----------
Balance at September 30, 1997         $8,632     7,792,748     5,815,352       (914,604)      (198,392)   1,119,598    13,623,334
                                      ======     =========     =========       ========       ========    =========    ==========

























          See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 Years Ended September 30, 1997, 1996, and 1995

                                                                         1997            1996            1995
                                                                         ----            ----            ----
Operating activities:
    Net income (loss)                                               $    495,499         (16,656)       611,385
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Provision for loan losses                                       36,465           1,200         28,730
          Provision for foreclosed real estate losses                         --              --        (28,730)
          Depreciation and amortization                                  170,896         137,545        137,935
          Equity in loss of unconsolidated affiliates                     61,977          66,773         23,690
          Proceeds from sales of loans                                 4,629,621       4,359,996      1,034,494
          Loans originated for sale                                   (4,687,650)     (4,490,996)      (868,308)
          Gain on sale of loans                                         (144,621)       (127,386)       (70,822)
          Loss on sale of premises and equipment                              --           7,543          7,020
          Increase (decrease) in deferred loan origination fees               --          18,012         (1,357)
          Compensation expense on ESOP and MRPs                          205,927         318,012         66,400
          Gain on sale of investment securities available
              for sale                                                   (15,705)        (21,203)           488
          Net amortization of premium on investment
              securities                                                   1,683          11,015         12,815
          Gain on sale of foreclosed real estate                              --         (10,233)       (14,770)
          (Increase) decrease in accrued interest receivable              24,106         (20,087)       (96,509)
          Increase in other assets                                    (1,358,108)       (221,022)       (28,333)
          Increase in accrued interest payable                            16,826          18,400        263,444
          Increase in accrued expenses and other
              liabilities                                                388,866         363,206         22,958
                                                                     -----------      ----------     ----------
                 Net cash provided by (used in)
                   operating activities                                 (174,218)        394,119      1,139,650
                                                                     -----------      ----------     ----------
Investing activities:
    Investment in affiliated companies                                   (70,000)       (175,000)      (100,000)
    Proceeds from calls and maturities of investment
       securities held to maturity                                       153,853       1,039,115      1,583,580
    Proceeds from calls and maturities of investment
       securities available for sale                                   8,706,873         314,125      2,822,215
    Proceeds from sales of investment securities
       available for sale                                                541,176              --             --
    Purchase of investment securities held to maturity                  (162,448)       (403,853)    (1,107,000)
    Purchase of investment securities available for sale              (3,500,000)     (4,540,770)    (1,803,000)

                                                                     (Continued)






See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                Consolidated Statements of Cash Flows, Continued
                 Years Ended September 30, 1997, 1996, and 1995


                                                                   1997          1996             1995
                                                                   ----          ----             ----
Investing activities, continued:
    Purchase of loans                                                   --             --     (1,349,380)
    Net increase in loans                                       (9,316,679)    (8,761,092)    (2,067,819)
    Proceeds from sale of premises and equipment                        --         28,835          5,195
    Purchase of premises and equipment                            (148,700)      (519,732)      (263,722)
    Proceeds from sale of foreclosed real estate                        --         39,119         77,438
                                                              ------------     ----------     ----------

                 Net cash used in investing activities          (3,795,925)    (5,958,050)    (2,202,493)
                                                              ------------     ----------     ----------

Financing activities:
    Net decrease in demand accounts and savings accounts        (1,436,968)      (813,552)    (1,276,629)
    Net increase (decrease) in certificates of deposit          (2,105,099)     2,075,997       (665,361)
    Proceeds from borrowed funds                                39,315,658      7,267,811      2,000,000
    Repayment of borrowed funds                                (31,621,557)    (2,378,378)    (5,065,636)
    Net proceeds from issuance of common stock                      65,893             --      7,248,366
    Cash dividends paid                                           (370,448)    (1,917,558)      (249,000)
    Acquisition of employee stock ownership plan shares            (16,806)            --       (664,000)
    Acquisition of treasury stock                                  (34,606)      (500,802)            --
    Decrease in advances by borrowers
       for property taxes and insurance                             (3,362)        (8,125)       (40,437)
                                                              ------------     ----------     ----------

                 Net cash provided by financing activities       3,792,705      3,725,393      1,287,303
                                                              ------------     ----------     ----------

Increase (decrease) in cash and amounts due from
       depository institutions                                    (177,438)    (1,838,538)       224,460

Cash and amounts due from depository institutions
    at beginning of year                                         2,625,561      4,464,099      4,239,639
                                                              ------------     ----------     ----------
Cash and amounts due from depository institutions
    at end of year                                            $  2,448,123      2,625,561      4,464,099
                                                              ============     ==========     ==========
Supplemental information on cash payments:
    Interest paid                                             $  3,784,471      3,541,009      2,834,321
                                                              ============     ==========     ==========

    Income taxes paid                                         $     93,575        344,757        165,599
                                                              ============     ==========     ==========





























See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                 Years Ended September 30, 1997, 1996, and 1995


                                                                    1997              1996           1995
                                                                    ----              ----           ----
Supplemental information on noncash transactions:
    Transfers to foreclosed real estate                           $     --                --           28,886

    Transfer to investment securities available for sale
       from investment securities held to maturity                $     --                --       11,958,543

    Effect of adoption of FAS 115, Accounting for
       Certain Investments in Debt and Equity
       Securities,  on October 1, 1994                            $     --                --          368,832

    Change in net unrealized gain
       on investment securities available for sale                $606,945           400,536          126,473































See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 1997, 1996, and 1995


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)    ORGANIZATION

                The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiaries, First Federal of the South (the Bank, formerly First Federal Savings & Loan Association of Sylacauga) and Benefit Financial Services, Inc. (an employee benefit consulting company), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

                On February 13, 1995, the Bank was converted from a mutual to stock form of ownership (the Conversion) whereupon the Corporation, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of the Bank. The Corporation, simultaneously with the Conversion, issued 830,000 shares in the initial public offering of its common stock, par value $.01 per share, at $10.00 per share, for a gross offering proceeds of $8,300,000. The net offering proceeds to the Corporation, after deduction of all expenses and fees associated with the offering, was $7,248,366. Fifty percent (50%) of the net proceeds, or $3,624,183, was distributed to the Bank, as additional capital, in exchange for all of the issued and outstanding shares of capital stock of the Bank. The Corporation also loaned $664,000 of the net offering proceeds to the trustee of the SouthFirst Bancshares, Inc., Employee Stock Ownership Plan (the ESOP), who purchased, on behalf of the trust for the ESOP, 66,400 shares (or 8%) of the shares sold by the Corporation in the public offering. The loan will be repaid from contributions made by the Bank pursuant to the ESOP; and, as the loan is repaid, shares will be released to the accounts of the employees eligible to participate therein.

                The Bank, pursuant to applicable OTS regulations, established a special "liquidation account" for the benefit of the eligible account holders and supplemental eligible account holders in the Conversion. The liquidation account was established in an amount equal to the regulatory capital of the Bank as of the date of the statement of financial condition contained in the final Prospectus. Each eligible account holder and supplemental eligible account holder is entitled, on a complete liquidation of the Bank after the Conversion (and only in such event), to an interest in the liquidation account. The initial interest in such liquidation account is determined by multiplying the opening balance in the liquidation account by a fraction of which the numerator is the amount of the qualifying deposit in the related deposit account and the denominator is the total amount of the qualifying deposits of all eligible account holders and supplemental eligible account holders in the Bank. If, on any annual closing date subsequent to the Conversion, the amount in any qualifying deposit account is less than the amount in such account on the initial applicable date, then the interest in the liquidation account is reduced by an amount proportionate to any such reduction. If, subsequent to the Conversion, a qualified deposit account is closed, then the interest of the account holder in the liquidation account will be reduced to zero. A merger, consolidation, sale of bulk assets or similar combination or transaction with an FDIC-insured institution, in which the Bank is not the surviving insured institution, would not be considered to be a "liquidation" under which any distribution of the liquidation account

                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (A)    ORGANIZATION, CONTINUED

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

                A substantial portion of the Company's loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the Company's primary market area.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (B)    BASIS OF FINANCIAL STATEMENT PRESENTATION, CONTINUED

                The Bank began construction lending activities in March of 1994. As of September 30, 1997, the Bank has not experienced significant loss on the construction loan portfolio. Since these lending activities are fairly new to the Bank, the Bank does not have the same historical data available for construction loans as for other loans. As of September 30, 1997, twelve borrowers had construction loan commitments in excess of $500,000 with the largest commitment being $3,830,310. Due to this concentration of loans, a default by certain construction loan borrowers or other financial difficulty could result in a significant addition to the allowance for loan losses.

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

         (C)    INVESTMENT SECURITIES

                The Company classifies its investments in one of the following three categories: (i) held-to-maturity securities, (ii) securities available for sale, and (iii) trading account securities. Investment securities held to maturity represent securities which management has the intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities available for sale represent securities which management may decide to sell prior to maturity for liquidity, tax planning or other valid business purposes. Available-for-sale securities are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a net amount in a separate component of stockholders' equity until realized. Trading account securities represent securities which management has purchased and is holding principally for the purpose of selling in the near term. Trading account securities are reported at fair value with any unrealized gains or losses included in earnings.

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

                value of such securities. Gains or losses on the sale of investment securities are computed using the specific identification method and are shown separately in noninterest income in the consolidated statements of earnings. No securities were classified as trading account securities as of September 30, 1997 or 1996.

                During the period from November 15, 1995 to December 31, 1995, the Financial Accounting Standards Board allowed companies to reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment do not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred, effective December 31, 1995, all of its collateralized mortgage obligations with a total amortized cost of $12,476,980 and fair value of $12,551,775 to the classification of available for sale. The unrealized net holding gains on the collateralized mortgage obligations at December 31, 1995 totaled approximately $75,000 and were included as a separate component of stockholders' equity, net of income taxes of approximately $28,000.

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

                Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 1997.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (I)    INCOME TAXES

                The Company provides for income taxes based upon pretax income, adjusted for permanent differences between reported and taxable earnings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

         (L)    RECLASSIFICATION

                Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the periods involved.


(2)      INVESTMENT SECURITIES HELD TO MATURITY

         The amortized cost (which approximates fair value) of Federal Home Loan Bank (FHLB) time deposits was $162,448 at September 30, 1997 and was $153,853 at September 30, 1996. The FHLB time deposits have contractual maturities of less than one year.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)      INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and approximate fair value of investment securities available for sale at September 30, 1997 and 1996 were as follows:

                                                                          1997
                                                   ----------------------------------------------------
                                                                    Gross        Gross
                                                    Amortized    unrealized   unrealized          Fair
                                                      cost          gains       losses            value
                                                      ----          -----       ------            -----

            FHLB agency notes                      $ 1,994,524        13,277          --       2,007,801
            Investment in FHLB stock                   853,000            --          --         853,000
            FHLMC stock                                 43,005     1,482,967          --       1,525,972
            Other common stock                         585,385       245,240          --         830,625
            Collateral mortgage obligations
               (CMO's)                               6,217,005        32,004          --       6,140,762
            AMF mutual fund                            556,191            --     108,247         556,191
            Mortgage-backed securities               4,610,874       145,055       4,510       4,751,419
                                                   -----------     ---------     -------      ----------
                                                   $14,859,984     1,918,543     112,757      16,665,770
                                                   ===========     =========     =======      ==========


                                                                           1996
                                                   ----------------------------------------------------
                                                                     Gross        Gross
                                                    Amortized     unrealized   unrealized          Fair
                                                      cost          gains       losses            value
                                                      ----          -----       ------            -----
            FHLB agency notes                      $ 4,697,387            --         901       4,696,486
            Investment in FHLB stock                   849,300            --          --         849,300
            FHLMC stock                                 43,005     1,037,153          --       1,080,158
            Other common stock                         588,385        86,797          --         675,182
            CMO's                                    7,887,577            --       9,086       7,878,491
            AMF mutual fund                            500,000        21,990          --         521,990
            Mortgage-backed securities               6,028,357        62,888          --       6,091,245
                                                   -----------     ---------       -----      ----------
                                                   $20,594,011     1,208,828       9,987      21,792,852
                                                   ===========     =========       =====      ==========


         The contractual maturities of the FHLB agency notes at September 30, 1997, are in the year 2002.

         Investment securities available for sale with amortized cost of approximately $1,199,536 and $1,103,288 at September 30, 1997 and 1996
         respectively, were pledged to secure public deposits as required by law and for other purposes.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)      INVESTMENT SECURITIES AVAILABLE FOR SALE, CONTINUED

         There were no sales of investment securities available for sale in 1996 or 1995. Sales of investment securities available for sale totaled $541,176 in 1997 resulting in gross realized gains of $15,705.


(4)      LOANS

         Loans consist of the following at September 30, 1997 and 1996:

                                                                  1997          1996
                                                                  ----          ----
         Real estate mortgage loans:
            First mortgage loans:
                 Single-family residential                     $51,809,438    46,841,421
                 Multi-family and commercial real estate           390,186       484,984
            Second mortgage loans                                1,046,212     1,008,128
            1-4 family construction loans                       22,879,956    17,716,993
         Savings account loans                                     825,910       753,416
         Installment loans                                       2,044,140     2,129,302
                                                               -----------    ----------
                    Total                                       78,995,842    68,934,244
                                                               -----------    ----------
         Deduct:
            Deferred loan fees and unearned
                 credit life premiums                              251,215       216,786
            Undisbursed portion of loans in process              6,778,048     6,064,703
            Allowance for loan losses                              284,324       250,714
                                                               -----------    ----------
                    Total deductions                             7,313,587     6,532,203
                                                               -----------    ----------
                    Total  loans receivable, net               $71,682,255    62,402,041
                                                               ===========    ==========

         Activity in the allowance for loan losses was as follows for the years ended September 30, 1997, 1996, and 1995:

                                                            1997       1996      1995
                                                            ----       ----      ----
         Beginning balance                                $250,714    265,759   230,753
         Provision charged to income                        36,465      1,200    28,730
         Recovery of amounts charged-off in prior years      1,068      4,799    21,231
         Loans charged-off                                  (3,923)   (21,044)  (14,955)
                                                          --------    -------   -------
         Ending balance                                   $284,324    250,714   265,759
                                                          ========    =======   =======

         Nonaccrual loans at September 30, 1997 and 1996 totaled $116,000 and $203,000, respectively.

         Foregone interest on nonaccrual loans was $14,563 in 1997, $14,192 in 1996, and $11,023 in 1995.

         No loans were considered to be impaired at September 30, 1997 or 1996.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(5)      PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows at September 30, 1997 and 1996:

                                                          1997           1996
                                                          ----           ----
            Land                                      $   235,966        235,966
            Buildings and improvements                  1,621,319      1,548,520
            Furniture, fixtures, and equipment          1,116,371        952,781
            Automobiles                                   143,698         72,296
                                                      -----------     ----------
                    Total                               3,117,354      2,809,563
            Less accumulated depreciation              (1,337,068)    (1,007,081)
                                                      -----------     ----------
                    Premises and equipment, net       $ 1,780,286      1,802,482
                                                      ===========     ==========


(6)      ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable consists of the following at September 30, 1997 and 1996:

                                                          1997         1996
                                                          ----         ----
            Loans                                       $493,510      396,611
            Investment securities held to maturity         1,968        1,542
            Investment securities available for sale     102,652      214,230
            Allowance for uncollected interest           (68,630)     (58,777)
                                                        --------     --------
                    Total accrued interest receivable   $529,500      553,606
                                                        ========     ========


(7)      INVESTMENTS IN AFFILIATES

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



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(8)      DEPOSITS

         An analysis of deposit accounts, including the contractual interest rates at the end of the period, is as follows at September 30, 1997 and 1996:

                                                                       1997           1996
                                                                       ----           ----
            Demand accounts:
                Non interest bearing checking accounts              $ 1,255,745     1,087,042
                Interest bearing:
                   NOW accounts (2.125% for 1997 and
                      2.50% for 1996)                                 5,676,548     6,740,713
                   Money market demand (2.125% for 1997
                      and 2.50% for 1996)                               402,249       462,717
                                                                    -----------    ----------
                          Total demand accounts                       7,334,542     8,290,472

            Passbook savings accounts (2.125% for 1997 and
                2.50% for 1996)                                       9,380,308     9,861,346

            Certificate accounts:
                Up to 4.00%                                             106,424       394,643
                Over 4.00% to 6.00%                                  37,724,472    39,613,433
                Over 6.00% to 8.00%                                   6,006,790     5,934,709
                                                                    -----------    ----------
                          Total certificate accounts                 43,837,686    45,942,785
                                                                    -----------    ----------

                          Total                                     $60,552,536    64,094,603
                                                                    ===========    ==========

         Weighted average interest rates on deposit accounts were as follows at September 30, 1997 and 1996:

                                                                          1997         1996
                                                                          ----         ----
            Demand accounts:
                 NOW accounts                                             2.12%         .50%
                 Money market demand                                      2.12%        2.50%
            Passbook savings accounts                                     2.12%        2.50%
            Certificate accounts                                          5.58%        5.53%
                          Total deposit accounts                          4.63%        4.56%

         Certificate accounts greater than or equal to $100,000 were $2,174,000 at September 30, 1997 and $4,011,345 at September 30, 1996.


                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(8)      DEPOSITS, CONTINUED

         Scheduled maturities of certificate accounts were as follows at September 30, 1997 and 1996:

                                                               1997         1996
                                                               ----         ----
            Less than one year                             $35,148,913   34,056,433
            One year to two years                            5,385,165    8,115,104
            Two years to three years                         2,990,190    2,372,263
            Three years to four years                          313,418    1,105,688
            Four years to five years                                --      293,297
                                                           -----------   ----------
                         Total                             $43,837,686   45,942,785
                                                           ===========   ==========


         Interest expense on deposits for the years ended September 30, 1997, 1996, and 1995 were as follows:

                                                     1997         1996        1995
                                                     ----         ----        ----
              Demand accounts                    $  204,718      252,178     248,182
              Passbook savings accounts             249,157      279,365     300,705
              Certificate accounts                2,365,685    2,474,494   2,211,503
                                                 ----------    ---------   ---------
                     Total                       $2,819,560    3,006,037   2,760,390
                                                 ==========    =========   =========


(9)      BORROWED FUNDS

         The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 1997 and 1996:

            Maturity date                                Interest rate       1997           1996
            -------------                                -------------       ----           ----
            October 1997                                     6.17%         2,000,000             --
            January 1997                                     5.25%                --      2,000,000
            March 1997                                       8.42%                --        346,477
            March 1997                                       5.25%                --        367,540
            May 1997                                         5.06%                --      1,900,000
            October 1997                                     6.17%                --      2,000,000
            October 1997                                     5.76%         4,014,017             --
            April 1997                                       5.25%                --      2,000,000
            March 1998                                       8.54%           629,505        629,505
            March 1999                                       8.58%           286,044        286,044
            March 2000                                       8.62%           271,080        271,080
            March 2001                                       8.68%           257,439        257,439
            May 1998                                         5.64%         5,000,000             --
            September 2002                                   5.66%         4,600,000             --
                                                                         -----------     ----------
                 Total (weighted average rate of
                   5.99% in 1997 and 5.99% in 1996)                      $17,058,085     10,058,085
                                                                         ===========     ==========



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9)      BORROWED FUNDS, CONTINUED

         At September 30, 1997 and 1996, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $22,745,000 and $13,411,000, respectively.

         The Company has a line of credit of up to $1,500,000 which bears interest at prime lending rate plus one percent. The line of credit requires monthly interest payments and payment of the outstanding balance in October 1998. At September 30, 1997, the prime lending rate was 8.5 percent. The outstanding balance on the line of credit was $1,435,301 and $900,253 at September 30, 1997 and 1996, respectively.

         The Company has a note payable to an individual in the amount of $160,000, payable in equal installments over 5 years, at September 30, 1997. The Company had a note payable to an individual in the amount of $947 at September 30, 1996, which was fully paid in 1997.


(10)     INCOME TAX EXPENSE

         Income tax expense (benefit) for the years ended September 30, 1997, 1996, and 1995 consists of the following:

                                                    1997        1996       1995
                                                    ----        ----       ----
               Federal:
                   Current                       $207,767      42,250     296,710
                   Deferred                        32,590      73,736      39,169
                                                 --------     -------     -------
                                                  240,357     115,986     335,879
                                                 --------     -------     -------
               State:
                   Current                         31,666     (12,455)     25,277
                   Deferred                        31,042     (11,609)      1,046
                                                 --------     -------     -------
                                                   62,708     (24,064)     26,323
                                                 --------     -------     -------
                       Total                     $303,065      91,922     362,202
                                                 ========     =======     =======

         The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate income tax rate of 34 percent to income before income taxes as follows:

                                                                       1997      1996      1995
                                                                       ----      ----      ----
               Computed "expected" income tax expense                $271,511    25,590   331,020
               Increase (reduction) in income tax resulting from:
                    Compensation expense for ESOP                          --    57,240        --
                    Management Recognition Plan                            --    24,539        --
                    Offering cost                                          --        --    12,871
                    State tax, net of federal income tax benefit       41,387   (15,882)   17,374
                    FHLMC stock                                            --    (4,628)   (3,136)
                    Other                                              (9,833)    5,063     4,073
                                                                     --------   -------   -------
                                                                     $303,065    91,922   362,202
                                                                     ========   =======   =======
               Effective tax rate                                          38%      122%       37%
                                                                     ========   =======   =======



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(10)     INCOME TAX EXPENSE, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are as follows:

                                                                     1997        1996
                                                                     ----        ----
              Deferred tax assets:
                 SAIF assessment                                   $     --    157,034
                 Deferred compensation                               41,665     41,665
                 Investment in equity of affiliate                   57,033     34,410
                 Net operating loss carryforward                         --     79,347
                 Other                                                   --      3,983
                                                                   --------    -------
                       Total deferred tax assets                     98,698    316,439
                                                                   --------    -------

              Deferred tax liabilities:
                 Unrealized gain on investment
                    securities available for sale                   659,112    414,219
                 Bad debt expense                                     6,941     21,297
                 Management Recognition Plan                         99,373    129,904
                 FHLB stock                                         132,218    132,218
                 Prepaid expenses                                    20,797     50,625
                 Foreclosed real estate gain                         13,172     13,172
                 Federal/state tax deduction on a cash basis          5,985      2,050
                 Other                                                  941         --
                                                                   --------    -------
                       Total deferred tax liabilities               938,539    763,485
                                                                   --------    -------
                       Net deferred tax liability                  $839,841    445,546
                                                                   ========    =======

         There was no valuation allowance at September 30, 1997 or 1996, or any change in the valuation allowance during the periods ended September 30, 1997 or 1996.


(11)     EMPLOYEE BENEFIT PLANS

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

         The common stock of the Corporation acquired for the ESOP is held as collateral for the loan and is released for allocation to the ESOP participants as principal payments are made on the loan. The Bank makes contributions to the ESOP in amounts sufficient to make loan interest and principal payments and may make additional discretionary contributions. Contributions, which include dividends on ESOP shares, of $116,075, $222,834 and $104,248 were made to the ESOP in 1997, 1996 and 1995, respectively. During 1997, the Trustee distributed cash of $16,806 in lieu of shares to retiring participants.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     EMPLOYEE BENEFIT PLANS, CONTINUED

         The ESOP's loan is repayable in ten annual installments of principal and interest. The interest rate is adjusted annually and is equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note is paid in full. Principal and interest for the years ended September 30, 1997, 1996, and 1995 were $101,632, $222,834 and
         $104,248, respectively. The interest rate and principal outstanding at September 30, 1997 were 8.75 percent and $360,658, respectively. These payments resulted in the commitment to release 7,739 shares in 1997, the release and allocation to participants of 16,729 shares in 1996 and the release and allocation to participants of 7,131 shares in 1995. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $111,520, $209,112 and $71,310 in 1997, 1996 and 1995, respectively. Excluding committed-to-be released shares, suspense shares at September 30, 1997 and 1996 equaled 34,801 and 42,540, respectively. The fair value of the suspense shares at September 30, 1997, was $635,118. These suspense shares are excluded from weighted average shares in determining earnings per share.

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

         On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company's Management Recognition Plans (MRP's). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions will be removed on 20 percent of the Initial Shares on each November 15 through the year 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 1997 and 1996 plus the fair value of 3,320 shares for which vesting was accelerated in 1996. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP's in 1997 and 1996 was $86,114 and $176,130, respectively.

         The Company has entered into deferred compensation agreements with three of its senior officers, pursuant to which each officer will receive from the Company certain retirement benefits at age 65. Such benefits will be payable for 15 years to the president and executive vice president or, in the event of death, to such officer's respective beneficiary. A portion of the retirement benefits will accrue each year until age 65 or, if sooner, until termination of employment. The annual benefits under these arrangements range from $30,000 to $65,000. The retirement benefits available under the deferred compensation agreements are unfunded. However, the Bank has purchased life insurance policies on the lives of these officers that will be available to the company and the Bank to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $57,075 in 1997 and was $51,045, in 1996 and 1995.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     EMPLOYEE BENEFIT PLANS, CONTINUED

         In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with 2 officers in April 1997 under which the Company issued a total of 21,163 shares of common stock to these offices. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the 588 vested shares of $8,293 in 1997.

(12)     RELATED PARTY TRANSACTIONS

         Certain directors and officers of the Company are loan customers of the Bank. Total loans outstanding to these persons at September 30, 1997 and 1996 amounted to $1,107,515 and $1,161,848, respectively. The change from 1996 to 1997 reflects payments of $54,333, the change from 1995 to 1996 reflects payments of $47,837 and advances of $172,200 and the change from 1994 to 1995 reflects payments of $135,541. Management believes that such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.


(13)     COMMITMENTS AND CONTINGENCIES

         Outstanding loan commitments, all of which were fixed-rate single-family residential mortgage loans, were $2,282,925 and $958,584 at September 30, 1997 and 1996, respectively.

         These financial instruments are not reflected on the accompanying statements of financial condition, but do expose the Company to credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments which was $2,282,925 and $958,584 at September 30, 1997 and 1996, respectively. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

         On December 21, 1993, the Bank filed a complaint against United States Fidelity & Guaranty Company (USF&G) and Robert R. Peoples in the Circuit Court of Talladega County, Alabama. The complaint alleged that USF&G breached its contractual obligations under a fidelity bond and that Robert R. Peoples defrauded the Bank. USF&G denied the Bank's claim under its fidelity bond and the Bank sought compensatory and punitive damages. Following a jury award in 1995, the Bank and USF&G entered into a settlement agreement in 1996 under which the Bank received $583,257, net of legal fees. This settlement is included in other income in 1996.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(13)     COMMITMENTS AND CONTINGENCIES, CONTINUED

         The Company is involved in various legal actions arising in the normal course of business. In one such proceeding, management believes that an adverse judgment is reasonably possible and estimates that the pretax loss could be in the range of $50,000 to $100,000. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of all other proceedings will not have a material adverse effect upon the financial position or operations of the Company.


(14)     RETAINED EARNINGS AND REGULATORY CAPITAL

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 1997, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as "well capitalized."

                                                                       For capital                 Well
                                                  Actual            adequacy purposes           capitalized
                                                  ------            -----------------           -----------
                                             Amount     Ratio       Amount     Ratio         Amount       Ratio
                                             ------     -----       ------     -----         ------       -----
         As of September 30, 1997:
           Total capital
              (to risk weighted assets)   $13,289,000   23.9%     $4,448,000    8.0%       $5,561,000     10.0%
           Tier I capital
              (to risk weighted assets)   $12,321,000   22.2%      2,224,000    4.0%        3,336,000      6.0%
           Tier I capital
              (to average assets)         $12,321,000   13.0%      3,786,000    4.0%        4,733,000      5.0%

         As of September 30, 1996:
           Total capital
              (to risk weighted assets)   $11,922,000   24.5%      3,892,000    8.0%        4,865,000     10.0%
           Tier I capital
              (to risk weighted assets)   $11,246,000   23.1%      1,946,000    4.0%        2,919,000      6.0%
           Tier I capital
              (to average assets)         $11,246,000   12.6%      3,566,000    4.0%        4,457,000      5.0%



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(14)     RETAINED EARNINGS AND REGULATORY CAPITAL, CONTINUED

         Savings institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 1997 and 1996.

         Retained earnings at September 30, 1997 and 1996, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 1997, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.


(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table provides fair values of the Company's financial instruments at September 30, 1997 and 1996. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company.



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash and Amounts Due from Depository Institutions -- Fair value equals the carrying value of such assets due to their nature.

         Investment Securities and Accrued Interest Receivable -- The fair value of investments is based on quoted market prices. The carrying amount of related accrued interest receivable approximates its fair value.

         Loans Receivable -- The fair value of loans is calculated using discounted cash flows. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value.

         Deposits -- Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amount of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

         Borrowed Funds -- Fair value for the fixed-rate borrowings has been determined using discounted cash flows. The discount rate used is based on estimated current rates for advances with similar maturities. The carrying amount of the variable rate borrowings, due to the short repricing periods, approximate their fair value.

                                                                    1997                          1996
                                                        --------------------------      ------------------------
                                                                        Estimated                      Estimated
                                                          Carrying        fair           Carrying        fair
                                                           amount         value           amount         value
                                                           ------         -----           ------         -----
              Financial assets:
                Cash amounts due from
                  depository institutions               $ 2,448,123      2,448,123      2,625,000      2,625,000
                Investments securities                   16,828,218     16,828,218     21,946,705     21,946,705
                Loans receivable, net                    71,682,225     74,730,000     62,402,041     65,298,000
                Accrued interest receivable                 529,500        529,500        553,606        553,606

              Financial liabilities:
                Deposits                                 60,552,536     60,693,000     64,094,603     64,219,000
                FHLB advances                            18,653,386     18,690,000     10,959,285     10,998,000
                Accrued interest payable                    859,111        859,111        842,285        842,285



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(16)     SUBSEQUENT EVENT

         On October 31, 1997, SouthFirst consummated the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County"), a federally chartered stock savings and loan association based in Clanton, Alabama. Chilton County was merged with and into SouthFirst's subsidiary First Federal. Pursuant to the terms of the Acquisition Agreement, Chilton County shareholders received either shares of common stock of SouthFirst, cash, or a combination of common stock and cash. The aggregate value of the acquisition was approximately $5.6 million, or approximately $31.50 per share of Chilton County common stock plus $21.50 for each outstanding Chilton County stock option. Chilton County reported a net loss of $20,162 and net income of $107,338 and $154,626 for the years ended June 30, 1997, 1996, and 1995, respectively. At June 30, 1997, Chilton County's total assets were $74,753,000.


(17)     PARENT COMPANY

         The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:

                                 Parent Company
                            Condensed Balance Sheets
                           September 30, 1997 and 1996

                  Assets                                          1997         1996
                                                                  ----         ----

         Cash and amounts due from depository institutions    $    80,701       50,061
         Investment securities available for sale                 815,625      660,182
         Investment in subsidiary savings and loan             13,340,727   12,352,669
         Investment in affiliates                                 192,560      184,537
         Other assets                                           1,707,253      635,112
                                                              -----------   ----------
                                                              $16,136,866   13,882,561
                                                              ===========   ==========

              Liabilities and Stockholders' Equity

         Liabilities:
              Borrowed funds                                  $ 1,595,301      900,253
              Other liabilities                                   918,231       94,494
                                                              -----------   ----------
                   Total liabilities                            2,513,532      994,747



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



(17)     PARENT COMPANY, CONTINUED


                                 Parent Company
                       Condensed Balance Sheets, Continued
                           September 30, 1997 and 1996

              Liabilities and Stockholders' Equity                   1997         1996
                                                                     ----         ----
         Stockholders' equity:
              Common stock, $.01 per value, authorized
                2,000,000 shares, 863,200 shares issued
                and 775,315 outstanding
              shares in 1997 and 863,200 shares issued and
                791,160 outstanding shares in 1996                     8,632        8,632
              Additional paid-in capital                           7,792,748    7,704,856
              Treasury stock                                        (198,392)    (500,802)
              Deferred compensation on common stock employee
                benefit plans                                       (914,604)    (744,710)
              Retained earnings                                    5,815,352    5,690,301
              Unrealized gain on investment securities
                available for sale, net of tax                     1,119,598      729,537
                                                                 -----------   ----------
                   Total stockholders' equity                     13,623,334   12,887,814
                                                                 -----------   ----------
                   Total liabilities and stockholders' equity    $16,136,866   13,882,561
                                                                 ===========   ==========



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(17)     PARENT COMPANY, CONTINUED

                                 Parent Company
                       Condensed Statements of Operations
                  Years Ended September 30, 1997, 1996 and 1995


                                                                       1997        1996         1995
                                                                       ----        ----         ----
               Employee benefit consulting fees                     $ 386,092           --          --
               Interest income                                         73,225       99,603     140,138
                                                                    ---------     --------     -------
                  Total income                                        459,317       99,603     140,138

               Expenses:
                  Interest on borrowed funds                          110,459       21,682          --
                  Equity in loss of affiliates                         61,977       66,773      23,690
                  Compensation and benefits                           242,808       11,250       5,250
                  Management fee                                       90,000       90,000          --
                  Other                                               260,178      259,515      48,837
                                                                    ---------     --------     -------
                                                                      765,422      449,220      77,777
                                                                    ---------     --------     -------
                  Income (loss) before income taxes                  (306,105)    (349,617)     62,381
                  Income tax (expense) benefit                        105,258      128,198     (36,755)
                                                                    ---------     --------     -------
                  Income (loss) before equity in
                    undistributed earnings of subsidiary             (200,847)    (221,419)     25,626
                  Equity in undistributed earnings of subsidiary      696,346      204,763     585,759
                                                                    ---------     --------     -------
                  Net income (loss)                                 $ 495,499      (16,656)    611,385
                                                                    =========     ========     =======



                                                                  (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(17)     PARENT COMPANY, CONTINUED

                                 Parent Company
                       Condensed Statements of Cash Flows
                  Years Ended September 30, 1997, 1996 and 1995

                                                                      1997            1996           1995
                                                                      ----            ----           ----
         Operating activities:
           Net income (loss)                                      $   495,499        (16,656)       611,385
           Adjustments to reconcile net income (loss)
              to cash from operating activities:
                Equity in undistributed earnings of subsidiary       (696,346)      (204,763)      (585,759)
                Compensation expense on ESOP and MRP                  205,927        318,012         66,400
                Equity in losses of unconsolidated affiliates          61,977         66,773         23,690
                Increase in other assets                           (1,072,639)      (510,437)      (124,675)
                Increase in other liabilities                         767,141         13,242         48,158
                                                                  -----------     ----------     ----------
                  Net cash provided by (used in)
                    operating activities                             (238,441)      (333,829)        39,199
                                                                  -----------     ----------     ----------

         Investing activities:
           Purchase of investment securities                               --       (270,385)      (303,000)
           Investment in subsidiary                                        --             --     (3,624,183)
           Investment in affiliates                                   (70,000)      (175,000)      (100,000)
                                                                  -----------     ----------     ----------
              Net cash used in investing activities                   (70,000)      (445,385)    (4,027,183)
                                                                  -----------     ----------     ----------

         Financing activities:
           Issuance of common stock                                    65,893             --      6,584,366
           Acquisition of ESOP shares                                 (16,806)            --             --
           Proceeds from borrowed funds                               695,048        900,253             --
           Cash dividends paid                                       (370,448)    (1,917,558)      (249,000)
           Acquisition of treasury stock                              (34,606)      (500,802)            --
                                                                  -----------     ----------     ----------
              Net cash provided by (used in) financing
                activities                                            339,081     (1,518,107)     6,335,366
                                                                  -----------     ----------     ----------

         Net increase (decrease) in cash and amounts
           due from depository institutions                            30,640     (2,297,321)     2,347,382
         Cash and amounts due from depository
           institutions at beginning of year                           50,061      2,347,382             --
                                                                  -----------     ----------     ----------
         Cash and amounts due from depository
           institutions at end of year                            $    80,701         50,061      2,347,382
                                                                  ===========     ==========     ==========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         MANAGEMENT OF SOUTHFIRST

         The SouthFirst Board of Directors currently consists of ten persons (including one director, emeritus) and is divided into three classes, each of which contains approximately one-third of the SouthFirst Board of Directors. The directors of SouthFirst are elected by the shareholders of SouthFirst for staggered, three year terms, such that approximately one-third of the directors will be elected at each annual meeting of shareholders, or until their successors are elected and qualified. The executive officers of SouthFirst are elected annually by the Board of Directors of SouthFirst and hold office until their successors are elected and qualified or until their earlier resignation, removal from office or death.

         The direction and control of First Federal is vested in the First Federal Board of Directors. Directors of First Federal serve three-year terms. The terms of the directors of First Federal are staggered (as in the case of SouthFirst) so that approximately one-third of the directors will be elected at each annual meeting of shareholders. Since SouthFirst owns all of the issued and outstanding shares of common stock of First Federal, SouthFirst elects the directors of First Federal in accordance with applicable law.

         There are no arrangements or understandings pursuant to which the directors or executive officers of SouthFirst or First Federal were elected and there are no family relationships between any of such persons.

         The following table sets forth certain information regarding the executive officers and directors of SouthFirst. Each director of SouthFirst is also a director of First Federal.

                                                                                        YEAR           YEAR OF
                                                        POSITIONS HELD               ELECTED AS      EXPIRATION
             NAME                     AGE(1)             WITH COMPANY                 DIRECTORS       OF TERM
             ----                     ------             ------------                 ---------       -------
     Donald C. Stroup                   48         President, Chief Executive           1994            1999
                                                   Officer and Vice Chairman

     Joe K. McArthur                    46         Executive Vice President,
                                                   Chief Operating Officer,
                                                   Chief Financial Officer,
                                                   Secretary/Treasurer and
                                                   Director                             1995            1998

     Paul A. Brown                      71         Chairman                             1994            1999

     Bobby R. Cook                      57         Director(2)                          1997            1997

     Hobert Cook                        75         Director, Emeritus                   1994            1995

     H. David Foote, Jr.                48         Director                             1994            1997

     John T. Robbs                      42         Director                             1994            1997

     Allen Gray McMillan, III           40         Director                             1995            1998

     Charles R. Vawter, Jr.             36         Director                             1994            1999

     J. Malcomb Massey                  48         Director                             1997            1997

---------------
(1)  At September 30, 1997.
(2)  Mr. Cook is also President of the Western Division of First Federal.

         Set forth below is certain information with respect to the directors and executive officers of SouthFirst and First Federal. Unless otherwise indicated, the principal occupation listed for each person below has been his principal occupation for the past five years.

DIRECTORS

         PAUL A. BROWN has served as a member of First Federal since 1972 and of SouthFirst since 1994. Mr. Brown has served as Chairman of First Federal Board since 1987 and of the SouthFirst Board since 1994. Mr. Brown was owner of Brown Auto Parts from 1977 to 1987 and is presently retired.

         BOBBY R. COOK was named President of the Western Division of First Federal on October 31, 1997 in connection with the purchase by SouthFirst of Chilton County. See "BUSINESS -- Business of SouthFirst -- Recent Developments." Prior to joining SouthFirst and First Federal, Mr. Cook served as President and Chief Executive Officer of Chilton County since 1973. Mr. Cook is past president of the Clanton, Alabama Kiwanis Club, past treasurer of the Clanton, Alabama Jaycees and serves as a Deacon of The First Baptist Church of Clanton, Alabama.

         HOBERT COOK has served as a member of First Federal since 1977 and of SouthFirst since 1994. Mr. Cook is currently serving on the SouthFirst Board as a director emeritus. Mr. Cook was formerly Senior Vice President of First Federal from 1966 to 1986. Mr. Cook has 36 years of experience in the banking industry and is presently retired.

         H. DAVID FOOTE, JR. has served as a director of First Federal since 1988 and of SouthFirst since 1994. Mr. Foote has been President and owner of Foote Bros. Furniture since 1973. Mr. Foote has been a member of the Board of Directors of the Sylacauga Chamber of Commerce, the Coosa Valley Country Club and Talladega County E-911. He has served as President of Wesley Chapel Methodist Men's Club and head of the Wesley Chapel Methodist Administrative Board.

         J. MALCOMB MASSEY has served as a director of First Federal and SouthFirst since May, 1997. Mr. Massey is President and Chief Executive Officer of SouthFirst's wholly owned subsidiary, Benefit Financial Services, Inc., ("Benefit Financial"), a position he has held since he joined Benefit Financial in 1997 after Benefit Financial acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm based in Montgomery in which Mr. Massey served as President since 1980. Mr. Massey is a Qualifying and Life Member of the Million Dollar Round Table with over 25 years experience in the financial services industry and serves as the insurance consultant to the Southern Community Bankers, an industry trade group comprised of 20 savings institutions and community banks located in the Southeastern United States.

         ALLEN GRAY MCMILLAN, III has served as a director of First Federal since 1993 and of SouthFirst since 1994. Mr. McMillan is President of Brecon Knitting Mill, where he has been employed since 1979. Mr. McMillan has been active in the Kiwanis Club, United Way, and Boy Scouts of America. He is a member of the First United Methodist Church.

         JOHN T. ROBBS has served as a director of First Federal since 1988 and of SouthFirst since 1994. Mr. Robbs is President of Michael Supply Co., Inc., where he has been employed since 1980.

         CHARLES R. VAWTER, JR. has served as a director of First Federal since 1992 and of SouthFirst since 1994. Mr. Vawter is Chief Financial Officer of Automatic Gas and Appliance Co., Inc., where he has been employed since 1987. Mr. Vawter is a member of the First Baptist Church. He is a member of the Board of Directors of B.B. Comer Library Foundation and the Coosa Valley Country Club. He is a past Board member of the Sylacauga Chamber of Commerce. He is currently a member of the Planning Commission of the City of Sylacauga Chamber of Commerce and has served on the Planning Committee of Alabama LP Gas Association.

EXECUTIVE OFFICERS

         DONALD C. STROUP has served as the President and Chief Executive Officer of First Federal since 1988 and of SouthFirst since 1994. Mr. Stroup has also been a member of the First Federal Board since 1988 and of the SouthFirst Board since 1994. Mr. Stroup has 22 years of experience in the banking industry and has a B. S. in Business Administration from Samford University, and a Certificate of Achievement and Diploma of Merit from the Institute of Financial Education, Chicago, Illinois. He is the former Chairman and, currently a member of, the Southern Community Bankers, a Director of the Boys Club and a member of the Sylacauga School Board, Red Cross, Sylacauga Industrial Development Board, Hospice Care, Talladega County Economic Development Authority and Boy Scouts Advisory. Mr. Stroup is a current member and former President of Sylacauga Rotary Club and a former Board member of the Sylacauga Chamber of Commerce and Coosa Valley Country Club. Mr. Stroup is a member of the First Baptist Church of Sylacauga.

         JOE K. MCARTHUR has served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of First Federal and SouthFirst since 1992 and 1994, respectively. Mr. McArthur has served as a director of First Federal and SouthFirst since February 1996. He is currently serving as Chairman of First Federal's Internal Control Review Committee, Compliance Officer, and Secretary/Treasurer. Mr. McArthur has 19 years of experience in the banking industry and a B. S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining First Federal, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice president of First Federal of Alabama from 1983 to 1990. Mr. McArthur is a director of the Southern Community Bankers. He has also served as a manager of various Little League and Babe Ruth Baseball teams. Mr. McArthur is a member of First United Methodist Church of Sylacauga.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires SouthFirst's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of SouthFirst to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of SouthFirst held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish SouthFirst with copies of all forms they file under this regulation. SouthFirst first became subject to this regulation on February 13, 1995, and from such date through the end of fiscal 1997. To SouthFirst's knowledge, based solely on a review of copies of such reports furnished to SouthFirst and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied with during fiscal 1997.

         Although it is not SouthFirst's obligation to make filings pursuant to
Section 16 of the Exchange Act, SouthFirst has adopted a policy requiring all
Section 16 reporting persons to report monthly to a designated employee of SouthFirst as to whether any transactions in SouthFirst Common Stock occurred during the previous month.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides certain summary information for fiscal 1997, 1996 and 1995 concerning compensation paid or accrued by SouthFirst and First Federal to or on behalf of SouthFirst's Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during such periods:

                           SUMMARY COMPENSATION TABLE


                                           Annual Compensation(1)                        Long Term Compensation
                                           ----------------------                        ----------------------
                                                                               Restricted      Securities
 Name and Principal     Fiscal                               Other Annual        Stock          Underlying      All Other
      Position           Year       Salary       Bonus(2)   Compensation(3)     Award(s)$     Options/SARs(#)  Compensation
 ------------------      ----       ------       --------   ---------------    ----------     ---------------  ------------
Donald C. Stroup,        1997      $100,308     $ 27,093       $12,000               --           20,750(4)       $2,515(5)
  President, Chief       1996        95,568      163,093(6)     10,250          116,200(7)        20,750           2,255
  Executive Officer      1995        91,000       15,168        10,500               --                            2,258
  and Vice Chairman

Joe K. McArthur,         1997       $73,380     $ 18,870       $12,000         $     --           13,280(4)       $1,458(8)
  Executive Vice         1996        69,900      100,316(9)      9,750           74,368(10)       13,280           1,400
  President, Chief       1995        66,564       11,094         6,000               --               --           1,286
  Operating Officer,
  Chief Financial
  Officer and
  director

--------------------

(1) All compensation received by Mr. Stroup and Mr. McArthur was paid by First Federal. No other officer of SouthFirst received cash compensation in excess of $100,000 during 1997.

(2) Except as otherwise provided in Notes (6) and (9) below, the bonus amount includes a regular bonus, as well as compensation recognized on dividends paid to Mr. Stroup and Mr. McArthur under SouthFirst's Dividend Incentive Plan.

(3) Fees received as member of the Boards of Directors of First Federal and SouthFirst.

(4) See chart entitled "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" under "--Stock Option Plan" for the dollar value of exercisable and unexercisable in-the-money option held by Mr. Stroup and Mr. McAuthur.

(5) Represents a $1,935 automobile allowance and income of $580 recognized on employer provided group term life insurance in excess of $50,000.

(6) Includes a regular bonus of $16,718 as well as $10,375 of compensation recognized on dividends paid under SouthFirst's Dividend Incentive Plan on unexercised stock options and a bonus paid to offset the payment of applicable income taxes on the receipt of shares of restricted stock issued under SouthFirst's Management Recognition Plans "A" and "B."
         See "-- Management Recognition Plans."

(7) Represents 8,300 shares which, as of September 30, 1997, were subject to certain vesting requirements as more fully described in "--Management Recognition Plans." As of September 30, 1997, the aggregate market value of the shares was $119,603.

(8) Represents an $878 automobile allowance and income of $580 recognized on employer provided group term life insurance in excess of $50,000.

(9) Includes a regular bonus of $12,230 as well as $6,640 of compensation recognized on dividends paid under SouthFirst's Dividend Incentive Plan on unexercised stock options and a bonus paid to offset the payment of applicable income taxes shares of restricted stock issued under SouthFirst's Management Recognition Plans "A" and "B". See "-- Management Recognition Plans."

(10) Represents 5,312 shares which, as of September 30, 1997, were subject to certain vesting requirements as more fully described in "-- Management Recognition Plans." As of September 30, 1997, the aggregate market value of the shares was $76,546.


EMPLOYMENT AGREEMENTS

         SouthFirst and First Federal have entered into employment agreements with Donald C. Stroup, President and Chief Executive Officer of SouthFirst and First Federal and Joe K. McArthur, Executive Vice President, Chief Operating Officer and Chief Financial Officer of SouthFirst and First Federal. In addition, First Federal has entered into an employment agreement with Bobby R. Cook, President of First Federal's Western Division.

         The employment agreement with Mr. Stroup was effective as of October 1, 1997 and provides for a term of three years. Pursuant to Mr. Stroup's employment agreement, First Federal will pay Mr. Stroup an annual base salary of $140,000, for which SouthFirst is jointly and severally liable. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. Stroup's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Boards of Directors of SouthFirst and First Federal that the performance of Mr. Stroup has met the required performance standards and that such employment agreement should be extended.

         Mr. Stroup's employment agreement entitles him to participate with all other senior management employees of SouthFirst or First Federal in any discretionary bonuses that the SouthFirst or First Federal Boards of Directors may award. In addition, Mr. Stroup participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave. Mr. Stroup's employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Stroup. If SouthFirst or First Federal terminates Mr. Stroup without cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Stroup may voluntarily terminate his employment agreement by providing sixty days written notice to the Boards of Directors of SouthFirst and First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

         Mr. Stroup's employment agreement further provides that, in the event of Mr. Stroup's involuntary termination in connection with, or within one year after, any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. Stroup will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"); and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Stroup receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Stroup's employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Stroup's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Stroup's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Stroup's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

         The employment agreement with Mr. McArthur was effective as of October 1, 1997 and provides for a term of three years. Pursuant to Mr. McArthur's employment agreement, First Federal will pay Mr. McArthur an annual base salary of $105,000 for which SouthFirst will be jointly and severally liable. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. McArthur's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Boards of Directors of SouthFirst and First Federal that the performance of Mr. McArthur has met the required performance standards and that such employment agreement should be extended.

         Mr. McArthur's employment agreement entitles him to participate with all other senior management employees of SouthFirst or First Federal in any discretionary bonuses that the SouthFirst or First Federal Boards of Directors may award. In addition, Mr. McArthur participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave. Mr. McArthur's employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. McArthur. If SouthFirst or First Federal terminates Mr. McArthur without cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. McArthur may voluntarily terminate his employment agreement by providing sixty days written notice to the Boards of Directors of SouthFirst and First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

         Mr. McArthur's employment agreement further provides that, in the event of Mr. McArthur's involuntary termination in connection with, or within one year after, any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. McArthur will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. McArthur receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. McArthur's employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. McArthur's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. McArthur's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. McArthur's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

         The employment agreement with Mr. Cook was effective as of October 31, 1997 and provides for a term of three years. Pursuant to the employment agreement, First Federal will pay Mr. Cook an annual base salary of $66,000. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. Cook's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors of First Federal that the performance of Mr. Cook has met the required performance standards and that such employment agreement should be extended.

         Mr. Cook's employment agreement entitles him to participate with all other senior management employees of First Federal in any discretionary bonuses that the Board of Directors of First Federal may award. In addition, Mr. Cook participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave. Mr. Cook's employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Cook. If First Federal terminates Mr. Cook without cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Cook may voluntarily terminate his employment agreement by providing sixty days written notice to the Board of Directors of First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination. In addition, Mr. Cook's employment agreement contains a provision which permits him to voluntarily terminate his employment with First Federal and receive a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period in the event a constructive discharge occurs. A constructive discharge will occur if (i) Mr. Cook is required to move his personal residence or perform his principal executive functions more than 35 miles from his primary office (Clanton, Alabama), except for any trips to the principal executive offices of First Federal (Sylacauga, Alabama) in connection with Mr. Cook's duties pursuant to his employment agreement; (ii) there is a material reduction without reasonable cause in Mr. Cook's base compensation, (iii) First Federal fails to continue to provide Mr. Cook with compensation and benefits substantially similar to those provided to him under any of the employee benefit plans in which Mr. Cook currently or in the future becomes a participant; (iv) Mr. Cook is assigned duties and responsibilities materially different from those normally associated with his position as President of First Federal's Western Division; (v) there is a material diminution or reduction in Mr. Cook's responsibilities or authority; or (vi) there is a material diminution or reduction in the secretarial or administrative support provided to Mr. Cook by First Federal.

         Mr. Cook's employment agreement further provides that, in the event of Mr. Cook's involuntary termination in connection with, or within one year after, any change in control of First Federal or, SouthFirst, other than for "cause," or death or disability, Mr. Cook will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Cook receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Cook's employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Cook's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Cook's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Cook's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

DEFERRED COMPENSATION AGREEMENTS

         First Federal has entered into deferred compensation agreements (collectively, the "Deferred Compensation Agreements") with Mr. Stroup and Mr. McArthur, pursuant to which each will receive certain retirement benefits at age
65. Under the Deferred Compensation Agreements, benefits are payable for 15 years. A portion of the retirement benefits accrue each year until age 65 or, if sooner, until termination of employment. If Mr. Stroup remains in the employment of First Federal until age 65, his annual benefit will be $65,000. If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If either of these such officers die prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreements will accrue and will, thereupon, be payable to their respective beneficiaries. The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives of these officers that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $57,075 in each of 1997, 1996 and 1995.

MANAGEMENT RECOGNITION PLANS

         The SouthFirst Board of Directors has adopted two management recognition plans, denominated SouthFirst Bancshares, Inc. Management Recognition Plan "A" ("Plan A") and SouthFirst Bancshares, Inc. Management Recognition Plan "B" ("Plan B") (collectively, the "Plans"). The objective of the Plans is to enable SouthFirst and First Federal to reward and retain personnel of experience and ability in key positions of responsibility by providing such personnel with a proprietary interest in SouthFirst and by recognizing their past contributions to SouthFirst and First Federal, and to act as an incentive to make such contributions in the future.

         Plan A and Plan B are identical except that Plan A provides for awards to employees, as well as to non-employee directors, of SouthFirst and First Federal, while Plan B provides for awards only to employees. Non-employee directors are entitled to participate in Plan A only, as described in the preceding sentence. The Plans are administered by a committee (the "Committee") of the SouthFirst Board of Directors. Awards under the Plans are in the form of restricted stock grants (the "MRPs"). Each MRP has reserved a total of 16,600 shares of Common Stock for issuance pursuant to awards made by the Committee. Such shares, with respect to each Plan, are held in trust until awards are made by the Committee, at which time the shares are distributed from the trust to the award recipient. Such shares will bear restrictive legends until vested, as described below. The Committee may make awards to eligible participants under the MRPs in its discretion, from time to time. Under Plan A, on November 15, 1995 each non-employee director serving in such capacity on February 13, 1995 (the effective date of the Conversion) automatically received an award of 1,660 shares. In selecting the employees to whom awards are granted under the Plans, the Committee considers the position, duties and responsibilities of the employees, the value of their services to SouthFirst and First Federal and any other factors the Committee may deem relevant. As of September 30, 1996, a total of 33,200 shares had been awarded under the Plans and, as of that date, no further shares were available for future issuance.

         Once an award is made, a participant "earns" the shares under the award (i.e., the shares vest) at the rate of 20% per year, commencing on the first anniversary of the date of the award. The Committee may, however, from time to time and in its sole discretion, accelerate the vesting with respect to any participant, if the Committee determines that such acceleration is in the best interest of SouthFirst. If a participant terminates employment for reasons other than death or disability, the participant forfeits all rights to the allocated shares under restriction. If the participant's termination is caused by death or disability, all restrictions expire and all shares allocated become vested and consequently, unrestricted. Participants will recognize compensation income when their interests vest, or at such earlier date pursuant to a participant's election to accelerate recognition pursuant to Section 83(b) of the Internal Revenue Code.

STOCK OPTION PLAN

         On June 8, 1994, the SouthFirst Board of Directors adopted a Stock Option Plan denominated SouthFirst Bancshares, Inc. Stock Option and Incentive Plan (the "Stock Option Plan"). The objective of the Stock Option Plan is to attract, retain, and motivate the best possible personnel for positions of substantial responsibility with SouthFirst and First Federal. The Stock Option Plan provides select officers, directors, and employees of First Federal and SouthFirst with an opportunity to participate in the ownership of SouthFirst. The Stock Option Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers, directors, and employees in the form of (i) incentive and nonqualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs") (Options and SARs are referred to herein collectively as "Awards"), as determined by the committee administering the Stock Option Plan. The exercise price for Options and SARs may not be less than the fair market value of the shares on the day of the grant, and no Awards shall be exercisable after the expiration of ten years from the date of this grant. The Stock Option Plan has a term of 10 years unless earlier terminated by the SouthFirst Board of Directors. The Stock Option Plan is administered by a committee of the directors of SouthFirst (the "Option Plan Committee"). Except as discussed below with respect to non-employee directors, the Option Plan Committee has complete discretion to make Awards to persons eligible to participate in the Stock Option Plan, and will determine the number of shares to be subject to such Awards, and the terms and conditions of such Awards. In selecting the persons to whom Awards are granted under the Stock Option Plan, the Option Plan Committee will consider the position, duties, and responsibilities of the employees, the value of their services to SouthFirst and First Federal, and any other factor the Option Plan Committee may deem relevant to achieving the stated purpose of the Stock Option Plan.

         Options granted under the Stock Option Plan are exercisable on a cumulative basis in equal installments of 20% per year commencing one year from the date of grant except that all options would be 100% exercisable in the event the optionee terminates his employment due to death, disability or retirement or in the event of a change in control of First Federal or SouthFirst.

         In order to attract and retain members of the Board of Directors of SouthFirst who contribute to SouthFirst's success, the Stock Option Plan further provides for the award of nonqualified stock options to non-employee directors of SouthFirst. All directors who were not employees of SouthFirst, as of November 15, 1995 (the date of the approval of the Stock Option Plan by the shareholders of SouthFirst and the OTS), received non-qualified stock options for the purchase of 4,150 shares with an exercise price equal to $14.00 per share, the fair market value of SouthFirst Common Stock on the date of grant. As of September 30, 1996, a total of 83,000 shares have been issued under the Stock Option Plan and, as of that date, no further shares were available for future issuance.

         The following table provides certain information concerning each exercise of stock options under SouthFirst's Stock Option Plan during the fiscal year ended September 30, 1997, by the named executive officers and the fiscal year end value of unexercised options held by such person:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                       Number of Securities   Value of Unexercised
                                                                            Underlying            In-the-Money
                                                                        Unexercised Options     Options at Fiscal
                                                                        at Fiscal Year End          Year End
                             Shares Acquired            Value              Exercisable/           Exercisable/
           Name                 on Exercise           Realized            Unexercisable        Unexercisable(1)
           ----                 -----------           --------            -------------        ----------------
Donald C. Stroup                    0                    $0                4,150/16,600          $17,119/$68,475
Joe K. McArthur                     0                    $0                2,656/10,624          $10,956/$43,824


--------------

(1) Represents the value of unexercised, in-the-money stock options on September 30, 1997, using the $18.13 closing price of SouthFirst Common Stock on that date.


EMPLOYEE RETIREMENT SAVINGS PLAN

         First Federal has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to 10% of their gross salary to the 401(k) Plan or $9,500, whichever is less. Each participating employee is fully vested in contributions made by such employee. Prior First Federal's adoption of an Employee Stock Ownership Plan (see "--Employee Stock Ownership Plan"), the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.50 for each $1.00 of employee contribution and contributions from 4% to 6% were 100% matched. During this period, contributions were 100% vested following the completion of five years of service and were invested in one or more investment accounts administered by an independent plan administrator.

EMPLOYEE STOCK OWNERSHIP PLAN

         First Federal has adopted an Employee Stock Ownership Plan (the "ESOP") for the exclusive benefit of participating employees. All employees of First Federal who have attained age 21 and who have completed a year of service with First Federal are eligible to participate in the ESOP. SouthFirst has loaned the ESOP $664,000, the proceeds of which the ESOP used to purchase 66,400 shares of SouthFirst Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.

         Contributions to the ESOP are expected to be used to repay the ESOP loan. Shares released from the suspense account as the ESOP loan is repaid, any contributions to the ESOP that are not used to repay the ESOP loan, and forfeitures will be allocated among participants on the basis of their relative compensation. With the exception of terminations due to death, disability or retirement, a participant must be employed by First Federal on the last day of the plan year and have earned 1,000 hours of service during the plan year in order to share in the allocation for the plan year. Any dividends paid on unallocated shares of SouthFirst Common Stock are to be used to repay the ESOP loan; any dividends paid on shares of SouthFirst Common Stock allocated to participant accounts will be credited to said accounts.

         A participant will become 20% vested in his benefits under the ESOP once he or she has provided two years of service to First Federal. The participant will earn an additional 20% for each additional year of service so that he or she is fully vested once he or she has completed six years of service. Participants also become fully vested upon death, disability, attainment of normal retirement age, and termination of the ESOP. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service with First Federal. An employee's years of service prior to the ESOP's effective date will be considered for purposes of determining vesting under the ESOP.

         A participant who separates from service because of death, disability or retirement will be entitled to receive an immediate distribution of his or her benefits. A participant who separates from service for any other reason will be eligible to begin receiving benefits once he or she has incurred his or her fifth one year break in service. Distributions will generally be made in whole shares of SouthFirst Common Stock, with the value of fractional shares being paid in cash. Although accounts will generally be distributed in a lump sum, accounts valued in excess of $500,000 may be distributed in installments over a five-year period.

         SouthFirst is the plan administrator of the ESOP and Regions Bank, Birmingham, Alabama serves as the trustee of the ESOP (the "ESOP Trustee"). A participant may vote any shares of SouthFirst Common Stock that are allocated to his or her account. Any unallocated shares of SouthFirst Common Stock and allocated shares of SouthFirst Common Stock for which no timely direction is received is voted by the ESOP Trustee in accordance with its fiduciary obligations.

COMPENSATION OF DIRECTORS

         Each member of the First Federal Board of Directors (other than the Chairman) receives a fee of $750 for each board meeting attended (with one excused absence), and each non-employee director of First Federal, if a member of a committee, receives $500 for each committee meeting attended. The Chairman of the First Federal Board of Directors receives a fee of $850 for each board meeting attended. Each member of the SouthFirst Board of Directors receives a fee of $250 for each board meeting attended.

         SouthFirst has adopted, by resolution of the Board of Directors of SouthFirst, a dividend incentive plan pursuant to which holders of options to purchase SouthFirst Common Stock and holders of MRPs are paid an amount equal to the number of shares underlying stock options or the number of MRPs held by them, as the case may be, multiplied by the amount of dividends SouthFirst pays to the holders of its Common Stock. Accordingly, during fiscal 1997, each non-employee director was paid a total of $2,075 with respect to the shares of Common Stock underlying options held by him and a total of $830 with respect to the MRPs held by him as provided under the dividend incentive plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         SouthFirst presently does not have a compensation committee because no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Donald C. Stroup, President and Chief Executive Officer of SouthFirst and First Federal, and Joe K. McArthur, Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Federal, serve as members of the Wage and Compensation Committee of First Federal. First Federal's Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no "interlocking" relationships existing on or after the year ended September 30, 1997 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the First Federal Board, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the First Federal Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 15, 1997 with respect to the beneficial ownership of SouthFirst's common stock by
(i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the named executive officers and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                          Shares of
                                                        Common Stock                      Percent of
                 Beneficial Owner                   Beneficially Owned(1)             Outstanding Shares
         ---------------------------------          ---------------------             ------------------
         Paul A. Brown(2)                                 17,308                             1.7%
         Hobert Cook(3)                                   13,810                             1.4%
         H. David Foote, Jr.(4)                            8,822                             *
         John T. Robbs(5)                                 18,320                             1.8%
         Allen Gray McMillan, III(6)                      13,320                             1.3%
         Charles R. Vawter, Jr.(7)                        33,020                             3.3%
         Donald C. Stroup(8)                              45,900                             4.5%
         Joe K. McArthur(9)                               17,212                             1.7%
         J. Malcomb Massey(10)                            19,440                             1.9%
         Bobby R. Cook(11)                                13,856                             1.4%
         Jeffrey L. Gendell, et. al.(12)                  83,700                             8.4%
         All directors and
            executive officers
            as a group (9 persons)(13)                   187,198                            18.5%

-------------------

*        Represents less than 1%.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The percentages are based upon 1,001,648 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 1,001,648 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(2) Of the amount shown, 4,690 shares are owned jointly by Mr. Brown and his wife, 3,000 shares are owned by his wife, 4,698 shares are held in an individual retirement account, 1,660 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 664 shares of which are fully vested.

(3) Of the amount shown, 7,500 shares are owned jointly by Mr. Cook and his wife, 500 shares are owned jointly by Mr. Cook and his son, 4,150 shares are subject to presently exercisable options and 1,660 shares representing stock granted under SouthFirst's Management Recognition Plan "A," all of which are fully vested.

(4) Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 1,660 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 664 shares of which are fully vested.

(5) Of the amount shown, 2,293 shares are held jointly by Mr. Robbs and his wife, 3,662 shares are held in an Individual Retirement Account for the benefit of Mr. Robb's wife, 5,000 shares are held jointly with his father, 1,660 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 664 shares of which are fully vested.

(6) Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 1,660 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 664 shares of which are fully vested.

(7) Of the amount shown, 28,500 shares are held jointly by Mr. Vawter and his wife, 900 shares are held by Mr. Vawter as custodian for his two minor children, 1,660 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 664 shares of which are fully vested.

(8) Of the amount shown, 14,100 shares are owned jointly by Mr. Stroup and his wife, 3,000 shares are held jointly with Gwendolyn W. Abercrombie, 300 shares are held by one of Mr. Stroup's sons, 9,094 shares are held in his account under SouthFirst's 401(k) plan, 2,781 shares are held in his account under First Federal's ESOP, 8,300 shares are subject to presently exercisable options and 8,300 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," 3,320 shares of which are fully vested.

(9) Of the amount shown, 1,500 shares are owned jointly by Mr. McArthur and his wife, 2,621 shares are held in his account under SouthFirst's 401(k) plan, 2,467 shares are held in his account under First Federal's ESOP, 5,312 shares are subject to presently exercisable options and 5,312 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," 2,124 shares of which are fully vested.

(10) Represents 15,512 shares of restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Benefit Financial, vesting in equal increments over a period of 15 years beginning on April 11, 1997 and 1,933 shares held in a profit sharing account.

(11) Of the amount shown, 1,624 shares are held in an Individual Retirement Account for the benefit of Mr. Cook's wife.

(12) Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 83,700 shares, Tontine Management, L.L.C. ("TM") has shared voting power with respect to 83,700 shares, Tontine Partners, L.P. ("TP") has shared voting power with respect to 10,500 shares and Tontine Financial Partners, L.P. ("TFP") has shared voting power with respect to 73,200 shares. TM, the general partner of TP and TFP, has the power to direct the affairs of TP and TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell, TP and TFP is 200 Park Avenue, Suite 3900, New York, New York 10166. The foregoing information is based on a Schedule 13D/A, Amendment No. 2, dated October 6, 1997 filed by Mr. Gendell, TP and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(13) Amount shown does not include the shares beneficially owned by Hobert Cook who is currently serving on the SouthFirst and First Federal Boards as a Director, Emeritus. Donald C. Stroup and Joe K. McArthur are the only executive officers of SouthFirst.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No directors, executive officers, or immediate family members of such individuals were engaged in transactions with SouthFirst (other than loans) involving more than $60,000 during the nine month period ended June 30, 1997 or the year ended September 30, 1996. First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including the majority of the disinterested directors. At September 30, 1997, the aggregate of all loans by First Federal to its officers, directors, and related interests was $1,108,000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS.

         The following financial statement's and auditors' report have been filed with Item 8, Part II of this report:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition as of
                  September 30, 1997 and 1996
         Consolidated Statements of Operations for the years ended September 30,
                  1997, 1996 and 1995.
         Consolidated Statements of Stockholders' Equity for the years ended
                  September 30, 1997, 1996 and 1995.
         Consolidated Statements of Cash Flows for the years ended September 30,
                  1997, 1996 and 1995.
         Notes to Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES.

                  All financial statement schedules are omitted as the required information is inapplicable.

         3.  EXHIBITS.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from
SouthFirst's: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 ("1994 S-1"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan "A" S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan "B" S-8"); Registration Statement on From S-8, Registration No. 333-4538 ("Option Plan S-8"); or Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

     Exhibit No.  Description of Exhibit
     -----------  ----------------------
         3.1*     Amended and Restated Certificate of Incorporation (1994 S-1).

         3.2*     Bylaws (1994 S-1, Exhibit 3.2).

         4*       Form of Common Stock Certificate (1994 S-1).

         10.1     Employment Agreement dated as of October 1, 1997 between
                  SouthFirst Bancshares, Inc. and Donald C. Stroup.

         10.2     Employment Agreement dated as of October 1, 1997 between
                  SouthFirst Bancshares, Inc. and Joe K. McArthur.

         10.3     Employment Agreement dated as of October 1, 1997 between First
                  Federal of the South and Donald C. Stroup.

         10.4     Employment Agreement dated as of October 1, 1997 between First
                  Federal of the South and Joe K. McArthur.

         10.5     Employment Agreement dated as of October 31, 1997 between
                  First Federal of the South and Bobby R. Cook.

         10.5.1*  Form of Management Recognition Plan A (1994 S-1, Exhibit
                  10.5).

         10.5.2*  Form of Management Recognition Plan A, as amended (1995 Form
                  10-K).

         10.5.3*  Management Recognition Plan A Restated and Continued (Plan "A"
                  S-8, Exhibit 4.1).

         10.6.1*  Form of Management Recognition Plan B (1994 S-1, Exhibit
                  10.6).

         10.6.2*  Form of Management Recognition Plan B, as amended (1995 Form
                  10-K).

         10.6.3*  Management Recognition Plan B, Restated and Continued (Plan
                  "B" S-8, Exhibit 4.1).

         10.7.1*  Form of Stock Option and Incentive Plan (1994 S-1, Exhibit
                  10.7) (1995 Form 10-K.)

         10.7.2*  Form of Stock Option and Incentive Plan, as amended (1995 Form
                  10-K).

         10.7.3*  Stock Option and Incentive Plan, Restated and Continued
                  (Option Plan S-8, Exhibit 4.1).

         10.7.4*  Form of Incentive Stock Option Agreement (Option Plan S-8,
                  Exhibit 4.2).

         10.8*    Form of SouthFirst Bancshares, Inc. Employee Stock Ownership
                  Plan (1994 S-1, Exhibit 10.8).

         10.9*    Deferred Compensation Agreement between First Federal of the
                  South and Joe K. McArthur (1995 Form 10-K).

         10.10*   Deferred Compensation Agreement between First Federal of the
                  South and Donald C. Stroup (1995 Form 10-K).

         11       Statement Regarding Computation of Per Share Earnings.

         21       Subsidiaries of Registrant.

         23.1     Consent of KPMG Peat Marwick LLP

         27       Financial Data Schedule (for SEC use only)

         (B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997. However, in connection with the acquisition of Chilton County by SouthFirst, on November 17, 1997, SouthFirst filed a Form 8-K announcing the consummation of the acquisition. See "BUSINESS -- Business of SouthFirst -- Recent Developments." SouthFirst will be filing pro forma financial information in connection with the Chilton County acquisition under cover of a Form 8-K/A as soon as practicable, but in no event later than January 16, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 22nd day on December, 1997.

                                    SOUTHFIRST BANCSHARES, INC.


                                    By: /s/ Donald C. Stroup
                                        -------------------------------------
                                        Donald C. Stroup
                                        President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                            Title                            Date
                       ---------                            -----                            ----
       /s/ Donald C. Stroup                          President, Chief Executive
       -----------------------------------------     Officer and Vice Chairman
       Donald C. Stroup                              of the Board (principal
                                                     executive officer)                 December 22, 1997

       /s/ Joe K. McArthur                           Executive Vice President,
       -----------------------------------------     Chief Operating Officer,
       Joe K. McArthur                               Chief Financial Officer,
                                                     Secretary/Treasurer
                                                     and director (principal
                                                     accounting officer)                December 22, 1997

       /s/ Paul A. Brown                             Chairman of the Board              December 22, 1997
       -----------------------------------------
       Paul A. Brown

       /s/ Bobby R. Cook                             Director                           December 22, 1997
       -----------------------------------------
       Bobby R. Cook

       /s/ Hobert Cook                               Director, Emeritus                 December 22, 1997
       -----------------------------------------
       Hobert Cook

       /s/ H. David Foote, Jr.                       Director                           December 22, 1997
       -----------------------------------------
       H. David Foote, Jr.

       /s/ J. Malcomb Massey                         Director                           December 22, 1997
       -----------------------------------------
       J. Malcomb Massey

       /s/ Allen Gray McMillan, III                  Director                           December 22, 1997
       -----------------------------------------
       Allen Gray McMillan, III

       /s/ John T. Robbs                             Director                           December 22, 1997
       -----------------------------------------
       John T. Robbs

       /s/ Charles R. Vawter, Jr.                    Director                           December 22, 1997
       -----------------------------------------
       Charles R. Vawter, Jr.

                           SOUTHFIRST BANCSHARES, INC.

EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
-----------    -----------------------------------------------------------------
10.1           Employment Agreement dated as of October 1, 1997 between
               SouthFirst Bancshares, Inc. and Donald C. Stroup.

10.2           Employment Agreement dated as of October 1, 1996 between
               SouthFirst Bancshares, Inc. and Joe K. McArthur.

10.3           Employment Agreement dated as of October 1, 1997 between First
               Federal of the South and Donald C. Stroup.

10.4 Employment Agreement dated October 1, 1997 between First Federal of the South and Joe K. McArthur.

10.5 Employment Agreement dated October 31, 1997 between First Federal of the South and Bobby R. Cook.

11             Statement Regarding Computation of Per Share Earnings.

21             Subsidiaries of Registrant.

23.1           Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule.