Form 10QSB
period 1997-12-31
SOUTHFIRST BANCSHARES INC
filed 1998-02-17
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                          Commission File Number:
         December 31, 1997                                          1-13640

                         SOUTHFIRST BANCSHARES, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         63-1121255
---------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

126 North Norton Avenue, Sylacauga, Alabama                           35150
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           205- 245-4365
---------------------------------------------------------------------------

Not applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                           No
             -------                          -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share                  975,744 shares
--------------------------------------         --------------------------------
              Class                            Outstanding at February 12, 1998

                           SOUTHFIRST BANCSHARES, INC.


                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I - FINANCIAL INFORMATION


Consolidated Statements of Financial Condition (Unaudited) at December 31, 1997 and September 30, 1997 ........         1


Consolidated Statements of Earnings (Unaudited) for the Three Months Ended December 31, 1997 and 1996..........         2


Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 1997 and 1996........         3


Notes to Consolidated Financial Statements (Unaudited).........................................................         5


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations..................         7


PART II - OTHER INFORMATION....................................................................................        11


SIGNATURES.....................................................................................................        13

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

              December 31, 1997 and September 30, 1997 (Unaudited)

                                                                                      December 31,    September 30,
                          Assets                                                          1997            1997
                          ------                                                          ----            ----
Cash and amounts due from depository institutions                                 $     11,069,496      2,448,123
Investment securities held to maturity at cost                                          11,965,717        162,448
Investment securities available for sale, at fair value                                 35,790,976     16,665,770
Loans receivable                                                                       100,660,075     71,966,579
Less allowance for loan losses                                                            (787,644)      (284,324)
                                                                                    --------------  -------------
       Net loans                                                                        99,872,431     71,682,255

Loans held for sale at cost (which approximates fair value)                                485,278        333,750
Premises and equipment, net                                                              3,174,880      1,780,286
Foreclosed real estate, net                                                                126,597             --
Accrued interest receivable                                                                992,523        529,500
Investments in affiliates                                                                  105,568        192,560
Other assets                                                                             1,804,768      1,994,010
                                                                                    --------------  -------------
       Total assets                                                               $    165,388,234     95,788,702
                                                                                    ==============  =============

           Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                                                         $      6,186,799      1,255,745
     Interest bearing                                                                  124,241,441     59,296,791
                                                                                    --------------  -------------
       Total deposits                                                                  130,428,240     60,552,536

   Advances by borrowers for property taxes and insurance                                  305,253        388,918
   Accrued interest payable                                                                353,031        859,111
   Borrowed funds                                                                       17,747,878     18,653,386
   Accrued expenses and other liabilities                                                  554,144      1,711,417
                                                                                    --------------  -------------
       Total liabilities                                                               149,388,546     82,165,368
                                                                                    --------------  -------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 991,344 shares issued and 975,744 outstanding shares at December 31, 1997, and 863,200 shares issued and 847,600 outstanding shares at
     September 30, 1997                                                                      9,913          8,632
   Additional paid-in capital                                                            9,874,007      7,792,748
   Treasury stock                                                                         (198,392)      (198,392)
   Unearned compensation on common stock employee benefit plans                           (914,604)      (914,604)
   Retained earnings, substantially restricted                                           5,959,089      5,815,352
   Unrealized gain on investment securities available for sale, net of tax               1,269,675      1,119,598
                                                                                    --------------  -------------
       Total stockholders' equity                                                       15,999,688     13,623,334
                                                                                    --------------  -------------
       Total liabilities and stockholders' equity                                 $    165,388,234     95,788,702
                                                                                    ==============  =============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

             Consolidated Statements of Earnings (Unaudited) for the

                  Three Months Ended December 31, 1997 and 1996

                                                                                         1997            1996
                                                                                         ----            ----
Interest and dividend income:
     Interest and fees on loans                                                   $    1,876,470       1,365,697
     Interest and dividend income on investment
        securities held to maturity                                                      204,600           2,154
     Interest and dividend income on securities
        available for sale                                                               462,128         377,482
                                                                                    ------------    ------------
           Total interest and dividend income                                          2,543,198       1,745,333
                                                                                    ------------    ------------
Interest expense:
     Interest on deposits                                                                955,869         732,205
     Interest on borrowed funds                                                          290,528         205,666
                                                                                    ------------    ------------
           Total interest expense                                                      1,246,397         937,871
                                                                                    ------------    ------------
           Net interest income                                                         1,296,801         807,462

Provision for loan losses                                                                  7,589              --
                                                                                    ------------    ------------
           Net interest income after provision for loan losses                         1,289,212         807,462
                                                                                    ------------    ------------
Other income:
     Service charges and other fees                                                      137,686         146,635
     Employee benefit consulting fees                                                    148,399              --
     Gain on sale of loans                                                                45,353          48,772
     Gain on sale of investment securities                                                   692              --
     Equity in loss of affiliate                                                          (5,328)        (20,912)
     Other                                                                                50,295           8,464
                                                                                    ------------    ------------
           Total other income                                                            377,097         182,959
                                                                                    ------------    ------------
Other expenses:
     Compensation and benefits                                                           755,782         463,109
     Net occupancy expense                                                                68,416          42,524
     Furniture and fixtures                                                               64,781          58,260
     Data processing                                                                      33,824          41,546
     Office supplies and expenses                                                         81,127          44,038
     Deposit insurance premiums                                                           17,730          10,464
     Other                                                                               232,459         121,880
                                                                                    ------------    ------------
           Total other expenses                                                        1,254,119         781,821
                                                                                    ------------    ------------

           Income before taxes                                                           412,190         208,598

Income tax expense                                                                       162,303          81,323
                                                                                    ------------    ------------

           Net income                                                             $      249,687         127,275
                                                                                    ============    ============

Basic earnings per common share                                                   $        0.28            0.15

Diluted earnings per common share                                                 $        0.27            0.15

Dividends paid per common share                                                   $        0.125           0.125

Weighted average common shares outstanding                                               897,764         823,700

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


            Consolidated Statements of Cash Flows (Unaudited) for the

                  Three Months Ended December 31, 1997 and 1996

                                                                                         1997            1996
                                                                                         ----            ----
Operating activities:
     Net income                                                                   $       249,687        127,275
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                                      49,385         43,941
        Provision for losses on foreclosed real estate                                      5,133             --
        Provision for loan losses                                                           7,589             --
        Loss on sale of unconsolidated affiliate                                            6,564             --
        Equity in loss of unconsolidated affiliates                                         5,328         20,912
        Gain on sale of loans                                                              (5,448)       (48,772)
        Gain on sale of investment securities                                                (692)            --
        Increase (decrease) in deferred loan origination fees                             (22,321)        10,170
        Net amortization (accretion) of premium/discount
           on investment securities                                                       (26,749)           198
        Loans originated for sale                                                      (1,672,150)    (1,035,950)
        Proceeds from sale of loans                                                     1,526,070        857,544
        Decrease in accrued interest receivable                                          (102,918)        50,650
        Decrease in other assets                                                          664,127         22,753
        Decrease in accrued interest payable                                             (759,652)      (636,420)
        Decrease in accrued expenses and other liabilities                             (1,336,121)      (251,980)
                                                                                    -------------   ------------
               Net cash used in operating activities                                   (1,412,168)      (885,186)
                                                                                    -------------   ------------

Investing activities:
     Net cash paid in acquisition of subsidiary                                          (145,672)            --
     Proceeds from sale of unconsolidated affiliate                                        90,100             --
     Investment in unconsolidated affiliated companies                                    (15,000)            --
     Purchase of investment securities available for sale                             (11,803,852)            --
     Proceeds from sale of investments                                                 15,860,175      1,500,000
     Reinvestment of mutual fund dividend                                                      --         (7,897)
     Principal repayments and maturities of investment
        securities available for sale                                                     925,232        861,410
     Net (increase) decrease in loans                                                   3,728,589     (3,405,464)
     Proceeds from sale of foreclosed real estate                                          23,277             --
     Purchase of premises and equipment                                                  (385,173)       (72,051)
                                                                                    -------------   ------------
               Net cash provided by (used in) investing activities                      8,277,676     (1,124,002)
                                                                                    -------------   ------------

See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

            Consolidated Statements of Cash Flows (Unaudited) for the

                  Three Months Ended December 31, 1997 and 1996

                                                                                         1997            1996
                                                                                         ----            ----
Financing activities:
     Net increase in deposits                                                           4,901,429        601,515
     Proceeds from borrowed funds                                                       3,108,509      3,050,000
     Cash dividends paid                                                                 (105,950)      (102,963)
     Repayment of borrowed funds                                                       (6,014,017)          (955)
     Decrease in advances by borrowers
        for property taxes and insurance                                                 (134,106)      (134,561)
                                                                                    -------------   ------------
               Net cash provided by financing activities                                1,755,865      3,413,036
                                                                                    -------------   ------------
Increase in cash and amounts due from
        depository institutions                                                         8,621,373      1,403,849
Cash and amounts due from depository institutions
     at beginning of period                                                             2,448,123      2,625,561
                                                                                    -------------   ------------
Cash and amounts due from depository institutions
     at end of period                                                             $    11,069,496      4,029,410
                                                                                    =============   ============
Supplemental information on cash payments:
     Interest paid                                                                $     1,752,477        937,871
                                                                                    =============   ============

     Income taxes paid                                                            $            --         81,323
                                                                                    =============   ============

Supplemental information on non-cash transactions:
     Acquisition of subsidiary-
         Assets acquired:
             Cash and amounts due from depository institutions                    $     3,005,000             --
             Investment securities                                                     35,733,000             --
             Loans receivable, net                                                     31,904,000             --
             Premises and equipment                                                     1,059,000             --
             Accrued interest receivable                                                  371,000             --
             Other assets                                                                 212,000             --
                                                                                    -------------   ------------
                   Total assets                                                        72,284,000             --
             Liabilities assumed:
                Deposits                                                               64,974,000             --
                Advances by borrowers for property taxes and insurance                     50,000             --
                Accrued interest payable                                                  254,000             --
                Borrowed funds                                                          2,000,000             --
                Other liabilities                                                         179,000             --
                                                                                    -------------
                   Total liabilities                                                   67,457,000             --
             Cash paid                                                                  3,151,000             --
             Common stock issued                                                        2,082,000             --
             Goodwill recorded                                                            406,000             --

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)

                           December 31, 1997 and 1996

(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended December 31, 1997, was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, First Federal of the South (the "Bank" or "First Federal"), and Pension & Benefit Financial Services, Inc. ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm. Collectively, the Corporation and its subsidiaries are referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three-month periods ended December 31, 1997 and 1996. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      ACQUISITION

         On October 31, 1997, the Company consummated the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County"), a federally chartered stock savings and loan association based in Clanton, Alabama. Chilton County was merged with and into the Company's subsidiary, First Federal of the South. Pursuant to the terms of the acquisition agreement, Chilton County shareholders received either shares of common stock of the Company, cash, or a combination of common stock and cash. The acquisition was accounted for as a purchase and the results of operations since the acquisition date have been consolidated. The total purchase price was $5.2 million, including the issuance of 128,144 shares valued at $2.1 million. The resulting goodwill of approximately $406,000 will be amortized straight line over 15 years.

         A summary of the net assets acquired follows:

            Assets acquired:
                Cash and amounts due from depository institutions            $    3,005,000
                Investment securities                                            35,733,000
                Loans receivable, net                                            31,904,000
                Premises and equipment                                            1,059,000
                Accrued interest receivable                                         371,000
                Other assets                                                        212,000
                                                                               ------------
                   Total assets                                                  72,284,000

                         SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARY

            Notes to Consolidated Financial Statements (Unaudited)


(2)      ACQUISITION, CONTINUED


             Liabilities assumed:
                Deposits                                                       64,974,000
                Advances by borrowers for property taxes and insurance             50,000
                Accrued interest payable                                          254,000
                Borrowed funds                                                  2,000,000
                Other liabilities                                                 179,000
                                                                             ------------
                   Total liabilities                                           67,457,000

             Net assets acquired                                                4,827,000

             Total purchase price                                               5,233,000
                                                                             ------------

                   Goodwill                                                $      406,000
                                                                             ============

         The table below presents supplemental pro forma information for 1997 and 1996 as if the acquisition were made at the beginning of the periods at the same purchase price as at the acquisition date:

                                                        Three months ended December 31,
                                                        -------------------------------
                                                             1997              1996
                                                             ----              ----
            Total interest income                       $   2,978,000        3,101,000
            Net interest income                             1,426,000        1,195,000
            Net income                                        190,000           60,000
            Net income per common share                         $0.18            $0.06

(3)      NEW ACCOUNTING STANDARD

         During the quarter ended December 31, 1997, the Bank adopted the requirements of Statement of Financial Accounting Standard No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended December 31, 1997, increased $122,000 or 96 percent when compared to the comparable period during fiscal 1996. Net interest income increased $489,000 for the three-month period ended December 31, 1997, compared to the same period in fiscal 1996. Other income increased $194,000 for the three-month period ended December 31, 1997, compared to the same period in fiscal 1996, while other expenses increased $472,000.

Substantially all of those increases are attributable to the acquisition of Chilton County on October 31, 1997. See Note 2 to "Notes to Financial Statements." Net income per common share, based on weighted average shares outstanding, was $0.28 and $0.15 for the three months ended December 31, 1997 and 1996, respectively.

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

As of December 31, 1997, the interest rate spread increased 50 basis points as rates earned on interest-earning assets decreased 34 basis points to 7.68 percent while the cost of funds decreased 84 basis points to 4.05 percent. The decline in yields earned and rates paid reflects the somewhat lower interest rate environment of Chilton County's market area as well as the continuing downtrend of the overall interest rate environment. Also, the acquisition of Chilton County was largely responsible for the increase in the average balance of interest-earning assets from $86.9 million to $132.4 million while the average balance of interest-bearing liabilities increased from $76.5 million to $130 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in an increase in net interest income of $489,000, or 60.6 percent, and an increase in the interest rate spread from
3.13 percent to 3.63 percent for the three months ended December 31, 1997, as compared to the comparable period in 1996.

OTHER INCOME

Other income for the three months ended December 31, 1997, increased by $194,000 to $377,000 as compared to $183,000 for the three months ended December 31, 1996. A significant portion of the increase was attributable to employee benefit consulting fees of $147,000 during 1997 resulting from the Corporation's acquisition of Pension & Benefit on April ll, 1997. The acquisition of Chilton County added approximately $27,000 to other income in 1997 and accounted for substantially all of the remaining increase.

OTHER EXPENSE

Other expense for the three months ended December 31, 1997, increased by $472,000 to $1,254,000 as compared to $782,000 for the three months ended December 31, 1996. Most of the increase is due to increases in compensation expense ($293,000), office supplies ($37,000) and other ($111,000). The increase in compensation expense is attributable to salary increases and staff additions to handle the higher volume of transactions resulting from the Chilton County acquisition, as well as the additional compensation expense for the employees of Pension & Benefit and Chilton County. The acquisition of Chilton County was responsible for approximately $70,000 of the increase in total other expenses. The increase in office supplies is attributable to the conversion of most of the Company's information technology systems in 1997, which was undertaken in order to help ensure the Company's compliance with federal regulations concerning the "year 2000" problem. The year 2000 problem arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently year 2000 compliant and does not believe that the expenditures necessary to implement any further modifications will be material. However, there can be no assurance that all necessary modifications will be made determined or corrected or that unforeseen difficulties or costs will not arise.

INCOME TAX EXPENSE

The Company's effective tax rate for the three-month periods ended December 31, 1997 and 1996, was 39.4 percent and 39.0 percent, respectively, compared to the federal statutory rate of 34.0 percent. The Company's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased $82,000 or 99.8 percent to $163,000 for the three months ended December 31, 1997, as compared to $81,000 for the three months ended December 31, 1996, due to the increase in pre-tax earnings

                          REVIEW OF FINANCIAL CONDITION

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

                                                                  At or for the
                                                               three months ended
                                                                  December 31,
                                                                  ------------
                                                              1997             1996
                                                              ----             ----
Return on assets                                              0.59%            0.55%
Return on equity                                              4.90%            3.98%
Equity-to-assets ratio                                        9.67%           13.79%
Interest rate spread                                          3.63%            3.13%
Net interest margin                                           3.92%            3.72%
Total risk-based capital ratio                               20.24%           22.50%
Nonperforming loans to loans                                  1.98%            0.74%
Allowance for loan losses to loans                            0.78%            0.38%
Allowance for loan losses to nonperforming loans             39.60%           51.14%
Ratio of net charge-offs to average loans outstanding         0.00%            0.00%
Book value per common share outstanding                     $17.82           $15.81

Significant factors affecting the Company's financial condition during the three months ended December 31, 1997, are detailed below:

ASSETS

Total assets increased $69,600,000 or 72.7 percent from $95,789,000 at September 30, 1997, to $165,388,000 at December 31, 1997. The acquisition of Chilton County was responsible for an increase of $72,451,000 while net loans decreased $3,729,000 due to seasonal changes in loan demand, particularly construction loans. Also, the Company sold approximately $14,000,000 of the investment securities acquired from Chilton County and reinvested the proceeds primarily in short-term held-to-maturity securities.

LIABILITIES

Total liabilities increased $67,223,000, or 81.8%, from $82,165,000 at September 30, 1997, to $149,388,000 at December 31, 1997. Approximately $67,457,000 of the
increase was attributable to the acquisition of Chilton County. Deposits increased approximately $4,901,000 during the period and the proceeds were used primarily to pay down borrowed funds by approximately $2,906,000. The increase in deposits reflects recent efforts by the Company to increase this source of funds through increased advertising and competitive rates.

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

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

At December 31, 1997, the allowance for loan losses was $787,644, as compared to $284,324 at September 30, 1997. The increase is due almost entirely to the acquisition of Chilton County. The Company recorded provisions for loan losses of only $7,589 and $-0- in the first three months of fiscal 1998 and 1997, respectively, because charge-offs were insignificant during these periods. Nonperforming loans at December 31, 1997, were approximately $1,990,168 as compared to approximately $707,000 at September 30, 1997. At December 31, 1997 and September 30, 1997, the allowance for loan losses represented .78 percent and .38 percent of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing the Bank. Although loans have increased, management believes loan loss reserves are adequate due to the fact it has not experienced significant loan charge-offs.

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

CAPITAL ADEQUACY AND RESOURCES

Management is committed to maintaining First Federal's capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50 percent of adjusted total assets, a minimum 3.0 percent core capital ratio, and a minimum risk-based capital of 8.0 percent of risk-weighted assets. First Federal has provided the majority of its capital requirements through the retention of earnings.

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


At December 31, 1997, First Federal satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                                                 Percent of
                                                                                                    asset
                                                                                  Amount            base
                                                                                  ------            ----
                                                                                    (Dollars in thousands)
Tangible Capital                                                             $   14,232,000         8.69%
Core Capital                                                                     14,232,000         8.69%
Risk-Based Capital                                                               15,020,000        20.24%


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of the common stock of Chilton County on October 31, 1997, the Corporation issued, in the aggregate, 128,144 shares of its $.01 par value common stock (the "Common Stock") to certain shareholders of Chilton County. The shares of Common Stock issued to certain Chilton County shareholders were registered under the Securities Act of 1933, as amended.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the necessary stockholder approval of the acquisition of Chilton County by the Company (the "Acquisition"), the Company held a Special Meeting of Stockholders (the "Special Meeting") on October 29, 1997. See Note 2 to "Notes to Consolidated Financial Statements." At the Special Meeting, the Acquisition was duly approved. The results of voting with respect to the Acquisition were as follows:

       For                        Against                       Abstaining
       ---                        -------                       ----------
     477,114                      10,200                           1,000

                          SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
           27 - Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K. In connection with the consummation of the Acquisition, on November 17, 1997, the Company, under Item 2 (Acquisition or Disposition of Assets), filed a report on Form 8-K. No financial statements were filed with such report.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTHFIRST BANCSHARES, INC.
                              (Registrant)



Date:  February 12, 1998      By:  /s/ Donald C. Stroup
                                  ---------------------------------------------
                                   Donald C. Stroup, President and
                                   Chief Executive Officer
                                   (principal executive officer)

Date:  February 12, 1998      By:  /s/ Joe K. McArthur
                                  ---------------------------------------------
                                   Joe K. McArthur, Executive Vice President
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)