Form 10QSB
period 1998-03-31
SOUTHFIRST BANCSHARES INC
filed 1998-05-15
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                               Commission File Number:
            March 31, 1998                                               1-13640

                          SOUTHFIRST BANCSHARES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                              63-1121255
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)




126 North Norton Avenue, Sylacauga, Alabama                                35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:                 205-245-4365
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

          Yes  X               No
             -----               -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share
--------------------------------------                      975,744 shares
                Class                                 Outstanding at May 1, 1998


           Transitional Small Business Disclosure Format (check one):

                               Yes            No     X
                                   --------      ---------

                           SOUTHFIRST BANCSHARES, INC.



                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition (Unaudited) at March 31, 1998
   and September 30, 1997 ............................................................    1

Consolidated Statements of Earnings (Unaudited) for the Six and Three Months Ended
   March 31, 1998 and 1997 ...........................................................    2

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
   March 31, 1998 and 1997 ...........................................................    3

Notes to Consolidated Financial Statements (Unaudited) ...............................    5

Item 2: Management's Discussion and Analysis of Financial Condition and Results
    of Operations ....................................................................    8

PART II - OTHER INFORMATION ..........................................................   13

SIGNATURES ...........................................................................   15

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                 Consolidated Statements of Financial Condition
                March 31, 1998 (Unaudited) and September 30, 1997

                                                                                 March 31,        September 30,
                                     Assets                                        1998               1997
                                     ------                                        ----               ----
Cash and amounts due from depository institutions                              $  16,694,979         2,448,123
Investment securities held to maturity at cost                                     1,058,402           162,448
Investment securities available for sale, at fair value                           33,713,575        16,665,770
Loans receivable                                                                 102,654,448        71,966,579
Less allowance for loan losses                                                      (779,081)         (284,324)
                                                                               -------------       -----------
     Net loans                                                                   101,875,367        71,682,255

Loans held for sale at cost (which approximates fair value)                          893,341           333,750
Premises and equipment, net                                                        3,393,111         1,780,286
Foreclosed real estate, net                                                          110,988                --
Accrued interest receivable                                                        1,040,475           529,500
Investments in affiliates                                                            149,168           192,560
Other assets                                                                       3,349,550         1,994,010
                                                                               -------------       -----------
     Total assets                                                              $ 162,278,956        95,788,702
                                                                               =============       ===========
                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
   Non-interest bearing                                                        $   2,473,916         1,255,745
   Interest bearing                                                              121,626,323        59,296,791
                                                                               -------------       -----------
     Total deposits                                                              124,100,239        60,552,536

  Advances by borrowers for property taxes and insurance                             329,842           388,918
  Accrued interest payable                                                           564,099           859,111
  Borrowed funds                                                                  17,941,534        18,653,386
  Accrued expenses and other liabilities                                           2,994,838         1,711,417
                                                                               -------------       -----------
     Total liabilities                                                           145,930,552        82,165,368
                                                                               -------------       -----------

Stockholders' equity:
  Common stock, $.01 par value, 2,000,000 shares authorized; 991,344 shares issued and 975,744 outstanding shares at March 31, 1997, and 863,200
   shares issued and 847,600 outstanding shares at September 30, 1997                  9,913             8,632
  Additional paid-in capital                                                       9,874,008         7,792,748
  Treasury stock                                                                    (198,392)         (198,392)
  Unearned compensation on common stock employee benefit plans                      (914,604)         (914,604)
  Retained earnings, substantially restricted                                      5,978,160         5,815,352
  Unrealized gain on investment securities available for sale, net of tax          1,599,319         1,119,598
                                                                               -------------       -----------
     Total stockholders' equity                                                   16,348,404        13,623,334
                                                                               -------------       -----------
     Total liabilities and stockholders' equity                                $ 162,278,956        95,788,702
                                                                               =============       ===========



See accompanying notes to consolidated financial statements.

            Consolidated Statements of Earnings (Unaudited) for the Six Months Ending March 31, 1998 and March 31, 1997 and
              Three Months Ended March 31, 1998 and March 31, 1997


                                                                      Six months ended March 31,      Three months ended March 31,
                                                                         1998            1997            1998             1997
                                                                         ----            ----            ----             ----
Interest and dividend income:

     Interest and fees on loans                                      $ 4,009,485       2,749,944        2,133,015       1,384,246

    Interest and dividend income on investments held to
       maturity                                                          409,903           4,308          205,304           2,154

    Interest and dividend income on investments available
       for sale                                                        1,029,462         712,082          567,334         334,600
                                                                     -----------      ----------       ----------      ----------

         Total interest and dividend income                            5,448,850       3,466,333        2,905,653       1,721,000
                                                                     -----------      ----------       ----------      ----------

Interest expense:

    Interest on deposits                                               2,420,883       1,429,455        1,465,015         697,251

    Interest on borrowed funds                                           583,133         419,996          293,745         214,330
                                                                     -----------      ----------       ----------      ----------

        Total interest expense                                         3,004,016       1,849,451        1,758,760         911,580
                                                                     -----------      ----------       ----------      ----------

        Net interest income                                            2,444,834       1,616,882        1,146,893         809,420

Provision for loan losses                                                 21,671          17,700           14,081          17,700
                                                                     -----------      ----------       ----------      ----------

        Net interest income after provision for loan loss              2,423,163       1,599,182        1,132,812         791,720
                                                                     -----------      ----------       ----------      ----------

Other income:

    Service charges and other fees                                       311,729         294,959          174,044         148,325

    Employee benefit consulting fees                                     336,641               0          188,242               0

    Gain on sale of loans                                                130,656          63,733           85,303          14,962

    Insurance commissions                                                 (2,105)              0            3,028               0

    Gain on sale of investment securities                                      0           1,433                0           3,180

    Gain on sale of premises and equipment                                 2,565               0            2,803               0

    Equity in loss of affiliate                                          (21,728)        (38,072)         (16,400)        (17,151)

    Other                                                                116,843          29,593           61,626          19,373
                                                                     -----------      ----------       ----------      ----------

      Total other income                                                 874,601         351,646          498,646         168,688
                                                                     -----------      ----------       ----------      ----------

Other expenses:

    Compensation and benefits                                          1,622,700         903,439          866,916         443,442

    Net occupancy expense                                                133,495          86,138           65,080          43,614

    Furniture and fixtures                                               146,353         110,890           81,571          52,630

    Data processing                                                      117,309          83,929           83,486          42,384

    Office supplies and expenses                                         172,197          89,778           91,069          45,864

    Deposit insurance premiums                                            45,147          39,187           27,417          28,722

    Other                                                                362,123         227,722          129,769         105,718
                                                                     -----------      ----------       ----------      ----------

      Total other expenses                                             2,599,324       1,541,083        1,345,308         762,374
                                                                     -----------      ----------       ----------      ----------

      Income before taxes                                                698,440         409,745          286,150         198,034

Income tax expense                                                       274,011         160,770          111,507          79,447
                                                                     -----------      ----------       ----------      ----------

      Net income                                                         424,429         248,975          174,643         118,587
                                                                     ===========      ==========       ==========      ==========

Basic earnings per common share                                             0.46            0.30             0.19            0.14

Diluted earnings per common share                                           0.45            0.30             0.18            0.14

Dividends per common share                                                  0.30            0.25             0.15            0.13

Basic weighted average common shares outstanding                         919,116         831,544          940,943         831,544

Diluted weighted average common shares outstanding                       944,391         831,544          966,218         831,544



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


            Consolidated Statements of Cash Flows (Unaudited) for the
                    Six Months Ended March 31, 1998 and 1997

                                                                                    1998               1997
                                                                                    ----               ----
Operating activities:
   Net income                                                                  $    424,429        $   248,974
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                                 146,860             86,582
      Provision for losses on foreclosed real estate                                  5,153                 --
      Provision for loan losses                                                      21,671             17,700
      Loss on sale of unconsolidated affiliate                                        6,564                 --
      Equity in loss of unconsolidated affiliates                                    21,728             38,072
      Gain on sale of loans                                                         130,656             63,733
      Loss on sale of premises and equipment                                         (2,565)                --
      Gain loss on sale of investment securities                                        366                 --
      Increase (decrease) in deferred loan origination fees                         (26,573)            13,414
      Net amortization (accretion) of premium/discount
         on investment securities                                                  (262,297)                69
      Loans originated for sale                                                  (6,024,844)         2,098,610
      Proceeds from sale of loans                                                 5,334,597          1,898,423
      Increase (decrease) in accrued interest receivable                           (150,870)            45,923
      Increase in other assets                                                     (880,655)          (783,019)
      Decrease in accrued interest payable                                         (548,584)          (411,363)
      Increase (decrease) in accrued expenses and other liabilities              (1,066,606)           106,822
                                                                               ------------        -----------
            Net cash used in operating activities                              $   (737,758)       $ 3,388,541
                                                                               ------------        -----------
Investing activities:
    Net cash paid in acquisition of subsidiary                                     (145,672)                --
    Proceeds from sale of unconsolidated affiliate                                   90,100                 --
    Investment in unconsolidated affiliated companies                               (75,000)           (50,000)
    Purchase of investment securities held to maturity                             (900,846)                --
    Proceeds from sale of investments                                            14,864,820          3,821,770
    Reinvestment of mutual fund dividend                                            (20,425)           (15,908)
    Gain on sale of investment securities available for sale                             --             15,706
    Reinvestment of dividends/interest bearing dep in other inst.                        --                (75)
    Purchase of investment securities available for sale                                 --         (2,000,000)
    Principal repayments and maturities of investment
       securities available for sale                                              4,518,874          1,376,408
    Net (increase) decrease in loans                                              1,715,823         (8,576,740)
    Proceeds from sale of foreclosed real estate                                     38,866                 --
    Purchase of premises and equipment                                             (698,314)           (79,742)
                                                                               ------------        -----------
             Net cash provided by (used in) investing activities               $ 19,388,226        $(5,508,581)
                                                                               ------------        -----------



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


           Consolidated Statements of Cash Flows (Unaudited) for the
                    Six Months Ended March 31, 1998 and 1997

                                                                                    1998               1997
                                                                                    ----               ----
Financing activities:
    Net decrease in deposits                                                   $ (1,426,572)       $  (277,637)
    Proceeds from borrowed funds                                                  4,088,414          3,125,000
    Cash dividends paid                                                            (155,671)          (205,599)
    Treasury stock purchased                                                             --            (34,606)
    Repayment of borrowed funds                                                  (6,800,266)              (947)
    Decrease in advances by borrowers
      for property taxes and insurance                                             (109,517)           (70,009)
                                                                               ------------        -----------
                Net cash provided by financing activities                        (4,403,612)         2,536,202
                                                                               ------------        -----------
Increase in cash and amounts due from
       depository institutions                                                   14,246,856            451,561
Cash and amounts due from depository institutions
   at beginning of period                                                         2,448,123          2,625,561
                                                                               ------------        -----------
Cash and amounts due from depository institutions
   at end of period                                                            $ 16,694,979        $ 3,077,122
                                                                               ============        ===========
Supplemental information on cash payments:
   Interest paid                                                               $  2,266,021        $ 1,429,455
                                                                               ============        ===========
   Income taxes paid                                                           $    274,246        $   160,770
                                                                               ============        ===========
Supplemental information on non-cash transactions:
   Acquisition of subsidiary-
     Assets acquired:
        Cash and amounts due from depository institutions                      $  3,005,000                 --
        Investment securities                                                    35,732,000                 --
        Loans receivable, net                                                    31,904,000                 --
        Premises and equipment                                                    1,059,000                 --
        Accrued interest receivable                                                 361,000                 --
        Other assets                                                                232,000                 --
                                                                               ------------        -----------
              Total assets                                                     $ 72,293,000                 --

        Liabilities assumed:
           Deposits                                                            $ 64,974,000                 --
           Advances by borrowers for property taxes and insurance                    51,000                 --
           Accrued interest payable                                                 254,000                 --
           Borrowed funds                                                         2,000,000                 --
           Other liabilities                                                        179,000                 --
                                                                               ------------
              Total liabilities                                                $ 67,458,000                 --

     Cash paid                                                                    3,151,000                 --
     Common stock issued                                                          2,082,000                 --
     Goodwill recorded                                                         $    398,000                 --



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


             Notes to Consolidated Financial Statements (Unaudited)
                            March 31, 1998 and 1997



(1)    BASIS OF PRESENTATION

       Information filed on this Form 10-QSB as of and for the quarter ended March 31, 1998, was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, First Federal of the South (the "Bank" or "First Federal"), and Pension & Benefit Financial Services, Inc. ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm. Collectively, the Corporation and its subsidiaries are referred to herein as the "Company."

       In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the six-month periods ended March 31, 1998 and 1997. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

       A summary of the net assets acquired follows:

               Assets acquired:
                  Cash and amounts due from depository institutions            $ 3,005,000
                  Investment securities                                         35,732,000
                  Loans receivable, net                                         31,904,000
                  Premises and equipment                                         1,059,000
                  Accrued interest receivable                                      361,000
                  Other assets                                                     232,000
                                                                               -----------
                     Total assets                                              $72,293,000

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


             Notes to Consolidated Financial Statements (Unaudited)
                            March 31, 1998 and 1997



(2)    ACQUISITION, CONTINUED

               Liabilities assumed:
                     Deposits                                                   64,974,000
                     Advances by borrowers for property taxes and insurance         51,000
                     Accrued interest payable                                      254,000
                     Borrowed funds                                              2,000,000
                     Other liabilities                                             179,000
                                                                               -----------
                        Total liabilities                                       67,458,000

                  Net assets acquired                                            4,835,000

                  Total purchase price                                           5,233,000
                                                                               -----------
                        Goodwill                                               $   398,000
                                                                               ===========

       The table below presents supplemental pro forma information for 1998 and 1997 as if the acquisition were made at the beginning of the periods at the same purchase price as at the acquisition date:

                                                                  Six months ended March 31,
                                                                  --------------------------
                                                                     1998            1997
                                                                     ----            ----
                  Total interest income                           $6,320,000      $6,208,000
                      Net interest income                          2,682,000       2,426,000
                  Net income                                         252,000         243,000
                  Basic income per common share                         0.27            0.25

(3)    NEW ACCOUNTING STANDARD

       During the quarter ended December 31, 1997, the Bank adopted the requirements of Statement of Financial Accounting Standard No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

       Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Company's outstanding options

                           SOUTHFIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


             Notes to Consolidated Financial Statements (Unaudited)
                            March 31, 1998 and 1997



       to acquire common stock were exercised. The exercise of these options accounts for the difference between basic and diluted weighted average share outstanding.

(4)    SUBSEQUENT EVENTS

       On April 15, 1998, the Company declared a regular dividend of $0.15 per share, payable on May 15, 1998 to stockholders of record on May 1, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the six months ended March 31, 1998, increased $175,000 or 70% when compared to the same period in fiscal 1997. Net interest income increased $828,000 for the six-month period ended March 31, 1998, compared to the same period in fiscal 1997. Other income increased $523,000 for the six-month period ended March 31, 1998, compared to the same period in fiscal 1997, while other expenses increased $1,058,000.

Substantially all of those increases are attributable to the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County") on October 31, 1997. See Note 2 to "Notes to Financial Statements." Basic earnings per common share, based on weighted average shares outstanding, was $0.46 and $0.30 for the six months ended March 31, 1998 and 1997, respectively.

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

As of March 31, 1998, the interest rate spread increased 19 basis points as rates earned on interest-earning assets decreased 3 basis points to 7.99% while the cost of funds decreased 22 basis points to 4.62%. The decline in yields earned and rates paid reflects the somewhat lower interest rate environment of Chilton County's market area as well as the continuing downward trend of the overall interest rate environment. Also, the acquisition of Chilton County was largely responsible for the increase in the average balance of interest-earning assets from $86.0 million to $136.4 million while the average balance of interest-bearing liabilities increased from $76.4 million to $131.0 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in an increase in net interest income of $1,636,000, or 51.1%, and an increase in the interest rate spread from 3.18% to 3.37% for the six months ended March 31, 1998, as compared to the comparable period in 1997.

OTHER INCOME

Total other income for the six months ended March 31, 1998, increased $523,000 to $875,000 as compared to $352,000 for the six months ended March 31, 1997. A significant portion of the increase was attributable to employee benefit consulting fees of $337,000 during the first six months of fiscal 1998 resulting from the Corporation's acquisition of Pension & Benefit Financial Services, Inc. ("Pension & Benefit") on April 11, 1997. In addition, gains on sales of loans increased $67,000 compared to the comparable period in fiscal 1997. The acquisition of Chilton County accounted for substantially all remaining increases.

For the three month period ended March 31, 1998, other income increased by approximately $330,000 to $499,000 compared to the same period in fiscal 1997. This increase was primarily a result of increases of $70,000 from gain on sales of loans, an increase of $26,000 in income from service charges and fees primarily as a result of the Chilton County acquisition, and an increase of $188,000 in employee benefit consulting fees resulting from the acquisition of Pension & Benefit in fiscal 1997. Other income increased approximately $42,000 for the three month period ended March 31, 1998 compared to the same period in fiscal 1997, primarily due to the Chilton County acquisition.

OTHER EXPENSE

Total other expense for the six months ended March 31, 1998, increased by $1,058,000 to $2,599,000 as compared to $1,541,000 for the six months ended March 31, 1997. Most of the increase is due to increases in compensation expense ($719,000), office supplies ($82,000), data processing ($33,000), and other ($134,000). The increase in compensation expense is attributable to salary increases and staff additions to handle the higher volume of transactions resulting from the Chilton County acquisition, as well as the additional compensation expense for the employees of Pension & Benefit and Chilton County. Increases in office supplies and other is a result of the acquisitions of Chilton County and Pension Benefit in early fiscal 1998 and fiscal 1997, respectively. The increase in data processing is attributable to the conversion of most of the Company's information technology systems in fiscal 1998, which was undertaken in order to help ensure the Company's compliance with federal regulations concerning the "year 2000" problem. The year 2000 problem arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently year 2000 compliant and does not believe that the expenditures to implement any further modifications (if necessary) will be material. However, there can be no assurance that unforeseen difficulties or costs will not arise.

For the three month period ended March 31, 1998 total other expense increased $583,000 to $1,345,000 from $762,000 at March 31, 1997. Compensation expense increased $423,000, data processing expense increased $41,000, and office supply expense increased $45,000 as compared to fiscal 1997. The increases in these costs are attributable to the acquisitions of Pension & Benefit and Chilton County.

INCOME TAX EXPENSE

The Company's effective tax rate for the six-month periods ended March 31, 1998 and 1997, was 39.2%, compared to the federal statutory rate of 34.0%. The Company's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased $113,000 or 70.4% to $274,000 for the six months ended March 31, 1998, as compared to $161,000 for the six months ended March 31, 1997, due to the increase in pre-tax earnings.

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

                                                                            At or for the
                                                                          six months ended
                                                                              March 31,
                                                                              ---------
                                                                         1998           1997
                                                                         ----           ----
Return on assets                                                         0.55%          0.53%
Return on equity                                                         5.30%          3.81%
Equity-to-assets ratio                                                  10.39%         13.92%
Interest rate spread                                                     3.37%          3.18%
Net interest margin                                                      3.55%          3.72%
Total risk-based capital ratio                                          21.18%         22.05%
Nonperforming loans to loans                                             1.60%          0.47%
Allowance for loan losses to loans                                       0.79%          0.41%
Allowance for loan losses to nonperforming loans                        49.50%         86.67%
Ratio of net charge-offs to average loans outstanding                    0.01%          0.00%
Book value per common share outstanding                               $ 17.79        $ 15.62


Significant factors affecting the Company's financial condition during the six months ended March 31, 1998 are detailed below:

ASSETS

Total assets increased $66,490,000 or 69.4% from $95,789,000 at September 30, 1997, to $162,279,000 at March 31, 1998. The acquisition of Chilton County in early fiscal 1998 was responsible for an increase of $72,293,000 in total assets. Excluding the increases attributable to Chilton County, net loans decreased $1,711,000 compared to September 30, 1997, primarily due to seasonal changes in loan demand, particularly construction loans. The Company sold approximately $14,000,000 of the investment securities acquired from Chilton County and reinvested the proceeds therefrom primarily in short-term held-to-maturity securities.

LIABILITIES

Total liabilities increased $63,766,000, or 77.6%, from $82,165,000 at September 30, 1997, to $145,931,000 at March 31, 1998. Approximately $67,458,000 of the
increase was attributable to the acquisition of Chilton County. Excluding increases from the Chilton County acquisition, deposits decreased approximately $1,427,000 during the period, borrowed funds decreased approximately $2,712,000, while accrued expenses and other liabilities increased approximately $1,105,000 compared to September 30, 1997. The decrease in deposits is primarily a result of customers seeking alternative investment options. The decrease in borrowed funds is due to a repayment of a maturing note plus excess cash available due to the Chilton County acquisition. The increase in accrued expenses is primarily the result of the Chilton County acquisition.

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

At March 31, 1998, the allowance for loan losses was $779,081, as compared to $284,324 at September 30, 1997. The increase is due almost entirely to the acquisition of Chilton County. The Company recorded provisions for loan losses of $21,671 and $17,700 in the first six months of fiscal 1998 and 1997, respectively, because charge-offs were insignificant during these periods. Nonperforming loans at March 31, 1998, were approximately $1,574,000 as compared to approximately $707,000 at September 30, 1997. At March 31, 1998 and September 30, 1997, the allowance for loan losses represented 0.76% and 0.40% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing the Corporation's subsidiary, First Federal of the South ("First Federal"). Although loans have increased, management believes loan loss reserves are adequate due to the fact it has not experienced significant loan charge-offs.

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

As of March 31, 1998, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                               Percent of
                                                             Amount            asset base
                                                             ------            ----------
                                                                (Dollars in thousands)
Tangible Capital                                           $14,994,000             9.37%
Core Capital                                                14,994,000             9.37%
Risk-Based Capital                                          15,773,000            21.18%


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                           PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders of the Corporation (the "Annual Meeting") was held on March 25, 1997. At the Annual Meeting, the following persons were elected as directors of the Corporation to serve for a term of three years and until their successors are elected and qualified: Bobby R. Cook,
H. David Foote, and John T. Robbs. In addition, J. Malcomb Massey, Jr. was elected as a director of the Corporation to serve for a term of two years and until his successor is elected and qualified.

The results of voting with respect to the election of directors were as follows:

                                        Votes              Votes
                                         FOR             WITHHELD
                                         ---             --------
Bobby R. Cook                          842,474             1,176
H. David Foote                         843,650                 0
John T. Robbs                          842,150             1,500
J. Malcomb Massey                      833,650            10,000

Each of the following individuals, whose terms did not expire at the Annual Meeting, continue to serve as directors of the Corporation: Donald C. Stroup, Charles R. Vawter, Jr., Joe K. McArthur, and Allen Gray McMillan, III.

In addition, a proposal to adopt a 1998 Stock Option and Incentive Plan for the Company (the "1998 Plan") was submitted to security holders at the Annual Meeting. The 1998 Plan provides for the grant of incentive and nonqualified stock options and stock appreciation rights. The purpose of the 1998 Plan is to enable and encourage participating directors, officers and key employees to remain in the employ of, and to give greater effort on behalf of, the Company.

The results of voting with respect to the 1998 Plan were as follows:

     Votes              Votes               Votes
      FOR              AGAINST            ABSTAINING            NON-VOTES
      ---              -------            ----------            ---------
    505,198            100,074               4,800                233,278

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits. 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. In connection with the consummation of the acquisition of Chilton County, on January 16, 1998, the Company, under
       Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), filed Amendment No. 1 to its report on Form 8-K filed November 17, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTHFIRST BANCSHARES, INC.



Date: May 1, 1998             By: /s/ Donald C. Stroup
                                 -----------------------------------------------
                                 Donald C. Stroup, President and
                                 Chief Executive Officer
                                 (principal executive officer)




Date: May 1, 1998             By: /s/ Joe K. McArthur
                                 -----------------------------------------------
                                 Joe K. McArthur, Executive Vice President
                                 and Chief Financial Officer
                                 (principal financial and accounting officer)