Form 10QSB
period 1998-06-30
SOUTHFIRST BANCSHARES INC
filed 1998-08-14
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                               Commission File Number:
            June 30, 1998                                                1-13640



                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              63-1121255
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



126 North Norton Avenue, Sylacauga, Alabama                                35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:                 205-245-4365
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

              Yes  X         No
                 ----          ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share
--------------------------------------                     967,444 shares
              Class                                 Outstanding at July 15, 1998

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition (Unaudited) at June 30, 1998
      and September 30, 1997 ............................................................................................ 1

Consolidated Statements of Earnings (Unaudited) for the Nine and Three Months Ended
      June 30, 1998 and 1997............................................................................................. 2

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
      June 30, 1998 and 1997............................................................................................. 3

Notes to Consolidated Financial Statements (Unaudited)................................................................... 5

Item 2: Management's Discussion and Analysis of Financial Condition and Results
      of Operations...................................................................................................... 7


PART II - OTHER INFORMATION..............................................................................................12

SIGNATURES...............................................................................................................13

                          SOUTHFIRST BANCSHARES, INC.


                 Consolidated Statements of Financial Condition
                June 30, 1998 (Unaudited) and September 30, 1997

                                                                                                     June 30,        September 30,
                                    Assets                                                             1998              1997
                                                                                                       ----              ----
Cash and amounts due from depository institutions                                                 $  21,661,191        2,448,123
Investment securities held to maturity at cost                                                        1,078,306          162,448
Investment securities available for sale, at fair value                                              31,780,079       16,665,770
Loans receivable                                                                                    100,250,488       71,966,579
Less allowance for loan losses                                                                         (757,176)        (284,324)
                                                                                                  -------------      -----------
         Net loans                                                                                   99,493,312       71,682,255

Loans held for sale at cost (which approximates fair value)                                             658,141          333,750
Premises and equipment, net                                                                           3,464,477        1,780,286
Foreclosed real estate, net                                                                              84,439               --
Accrued interest receivable                                                                           1,046,909          529,500
Investments in affiliates                                                                               140,977          192,560
Other assets                                                                                          3,566,812        1,994,010
                                                                                                  -------------      -----------
         Total assets                                                                             $ 162,974,643       95,788,702
                                                                                                  =============      ===========

                     Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                                        $   3,392,951        1,255,745
      Interest bearing                                                                              120,802,008       59,296,791
                                                                                                  -------------      -----------
         Total deposits                                                                             124,194,959       60,552,536

   Advances by borrowers for property taxes and insurance                                               339,115          388,918
   Accrued interest payable                                                                             898,839          859,111
   Borrowed funds                                                                                    18,441,534       18,653,386
   Accrued expenses and other liabilities                                                             2,898,666        1,711,417
                                                                                                  -------------      -----------
         Total liabilities                                                                          146,773,113       82,165,368
                                                                                                  -------------      -----------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 991,344 shares issued and 967,444 outstanding shares at June 30, 1998 and 863,200
      shares issued and 847,600 outstanding shares at September 30, 1997                                  9,913            8,632
   Additional paid-in capital                                                                         9,990,008        7,792,748
   Treasury stock                                                                                      (362,317)        (198,392)
   Unearned compensation on common stock employee benefit plans                                        (914,604)        (914,604)
   Retained earnings, substantially restricted                                                        5,840,706        5,815,352
   Unrealized gain on investment securities available for sale, net of tax                            1,637,824        1,119,598
                                                                                                  -------------      -----------
         Total stockholders' equity                                                                  16,201,530       13,623,334
                                                                                                  -------------      -----------
         Total liabilities and stockholders' equity                                               $ 162,974,643       95,788,702
                                                                                                  =============      ===========

            See accompanying notes to consolidated financial statements.

            Consolidated Statements of Earnings (Unaudited) for the
             Nine Months Ending June 30, 1998 and June 30, 1997 and
               Three Months Ended June 30, 1998 and June 30, 1997


                                                                    Nine months ended June 30,           Three months ended June 30,
                                                                      1998          1997                  1998              1997
                                                                      ----          ----                  ----              ----
Interest and dividend income:

     Interest and fees on loans                                     $6,096,716    4,241,169             2,088,299         1,491,225

    Interest and dividend income on investments held to                651,262        6,740               241,359             2,154
       maturity

    Interest and dividend income on investments available
       for sale                                                      1,487,696    1,023,258               458,234           311,177
                                                                    ----------    ---------             ---------         ---------

         Total interest and dividend income                          8,235,674    5,271,167             2,787,892         1,804,556
                                                                    ----------    ---------             ---------         ---------
Interest expense:
     Interest on deposits                                            3,881,926    2,118,815             1,484,011           689,082

     Interest on borrowed funds                                        904,469      676,922               298,296           256,927
                                                                    ----------    ---------             ---------         ---------
         Total interest expense                                      4,786,395    2,795,738             1,782,307           946,009
                                                                    ----------    ---------             ---------         ---------
         Net interest income                                         3,449,279    2,475,430             1,005,585           858,548

Provision for loan losses                                               41,352       36,465                19,682            18,765
                                                                    ----------    ---------             ---------         ---------
          Net interest income after provision for loan loss          3,407,927    2,438,965               985,903           839,783
                                                                    ----------    ---------             ---------         ---------

Other income:

    Service charges and other fees                                     509,080      441,754               197,351           146,795
    Employee benefit consulting fees                                   568,674      210,942               232,033           210,942
    Gain on sale of loans                                              180,895       81,983                50,239            18,250
    Gain on sale of foreclosed real estate                                 864            0                 2,969                 0
    Gain on sale of investment securities                                1,140            0                     0                 0
    Gain on sale of premises and equipment                               2,565            0                     0                 0
    Equity in loss of affiliate                                        (29,919)     (44,504)               (8,191)           (6,432)
    Other                                                              157,790       41,939                40,947            10,915
                                                                    ----------    ---------             ---------         ---------
       Total other income                                            1,391,089      732,114               515,348           380,469
                                                                    ----------    ---------             ---------         ---------
Other expenses:
    Compensation and benefits                                        2,485,963    1,557,764               863,261           603,070
    Net occupancy expense                                              209,402      139,933                75,906            53,796
    Furniture and fixtures                                             240,518      166,720                94,164            55,830
    Data processing                                                    205,197      130,516                87,887            46,587
    Office supplies and expenses                                       264,824      150,439                92,627            60,661
    Deposit insurance premiums                                          66,036       49,591                20,890            10,404
    Other                                                              476,791      359,486               114,671           179,907
                                                                    ----------    ---------             ---------         ---------
        Total other expenses                                         3,948,731    2,554,449             1,349,406         1,010,253
                                                                    ----------    ---------             ---------         ---------
        Income before taxes                                            850,285      616,630               151,845           209,998
Income tax expense                                                     334,190      246,541                60,180            85,771
                                                                    ----------    ---------             ---------         ---------
        Net income                                                     516,095      370,089                91,665           124,227
                                                                    ==========    =========             =========         =========

Basic earnings per common share                                           0.56         0.43                  0.10              0.15
Diluted earnings per common share                                         0.55         0.43                  0.10              0.15
Dividends per common share                                                0.45         0.38                  0.15              0.13
Basic weighted average common shares outstanding                       925,480      853,893               938,207           822,116
Diluted weighted average common shares outstanding                     946,091      855,349               958,818           823,572



          See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC


            Consolidated Statements of Cash Flows (Unaudited) for the
                    Nine Months Ended June 30, 1998 and 1997

                                                                                                         1998               1997
                                                                                                         ----               ----
Operating activities:
      Net income                                                                                    $   516,095       $    370,089
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                                                227,984            129,213
           Gain on sale of foreclosed real estate                                                           864
           Provision for loan losses                                                                    (41,352)           (36,465)
           Loss on sale of unconsolidated affiliate                                                       6,564                 --
           Equity in loss of unconsolidated affiliates                                                   29,919             44,504
           Gain on sale of loans                                                                        180,895             81,983
           Loss on sale of premises and equipment                                                        (2,565)                --
           (Gain) loss on sale of investment securities                                                   1,140                 --
           Increase (decrease) in deferred loan origination fees                                        (17,469)            25,138
           Net amortization (accretion) of premium/discount
               on investment securities                                                                (159,199)             1,540
           Loans originated for sale                                                                 (8,393,671)         2,655,470
           Proceeds from sale of loans                                                                7,888,385          2,454,964
           Increase (decrease) in accrued interest receivable                                          (157,304)            (5,304)
           Increase in other assets                                                                  (1,097,917)        (1,123,697)
           Decrease in accrued interest payable                                                        (213,844)          (106,564)
           Increase (decrease) in accrued expenses and other liabilities                              1,209,674            249,243
                                                                                                    -----------       ------------
                    Net cash used in operating activities                                           $   (21,801)      $  4,740,114
                                                                                                    -----------       ------------

Investing activities:
    Net cash paid in acquisition of subsidiary                                                         (160,082)                --
    Proceeds from sale of unconsolidated affiliate                                                       90,100                 --
    Investment in unconsolidated affiliated companies                                                   (75,000)           319,309
    Purchase of investment securities held to maturity                                                 (942,334)                --
    Proceeds from sale of investments                                                                14,619,018          5,828,103
    Reinvestment of mutual fund dividend                                                                (28,485)           (24,086)
    Gain on sale of investment securities available for sale                                                 --             15,706
    Reinvestment of dividends/interest bearing dep in other inst.                                            --               (168)
    Purchase of investment securities available for sale                                                     --         (2,000,000)
    Principal repayments and maturities of investment
         securities                                                                                   6,540,595          1,360,817
    Net (increase) decrease in loans                                                                  4,151,797        (14,391,467)
    Proceeds from sale of foreclosed real estate                                                         84,114                 --
    Purchase of premises and equipment                                                                 (850,804)          (153,268)
                                                                                                    -----------       ------------
                    Net cash provided by (used in) investing activities                             $23,428,919       $ (9,045,054)
                                                                                                    -----------       ------------

          See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.

            Consolidated Statements of Cash Flows (Unaudited) for the
                    Nine Months Ended June 30, 1998 and 1997

                                                                                                              1998          1997
                                                                                                              ----          ----
Financing activities:
      Net decrease in deposits                                                                          $  (1,331,852) $(1,552,889)
      Proceeds from borrowed funds                                                                          4,588,414    7,535,048
      Cash dividends paid                                                                                    (386,177)    (308,237)
      Treasury stock purchased                                                                               (163,925)     (34,606)
      Repayment of borrowed funds                                                                          (6,800,266)        (947)
      Decrease in advances by borrowers
           for property taxes and insurance                                                                  (100,244)     (50,755)
                                                                                                        -------------  -----------
                        Net cash provided by financing activities                                          (4,194,050)   5,587,614
                                                                                                        -------------  -----------
Increase in cash and amounts due from
           depository institutions                                                                         19,213,068    1,355,604
Cash and amounts due from depository institutions
      at beginning of period                                                                                2,448,123    2,625,561
                                                                                                        -------------  -----------
Cash and amounts due from depository institutions
      at end of period                                                                                  $  21,661,191  $ 3,981,165
                                                                                                        =============  ===========
Supplemental information on cash payments:
      Interest paid                                                                                     $   4,786,395  $ 2,118,815
                                                                                                        =============  ===========
      Income taxes paid                                                                                 $     334,190  $   246,561
                                                                                                        =============  ===========
Supplemental information on non-cash transactions:
      Acquisition of subsidiary-
           Assets acquired:
               Cash and amounts due from depository institutions                                        $   3,005,000           --
               Investment securities                                                                       35,732,000           --
               Loans receivable, net                                                                       31,904,000           --
               Premises and equipment                                                                       1,059,000           --
               Accrued interest receivable                                                                    361,000           --
               Other assets                                                                                   232,000           --
                                                                                                        -------------  -----------
                        Total assets                                                                    $  72,293,000           --

               Liabilities assumed:
                    Deposits                                                                            $  64,974,000           --
                    Advances by borrowers for property taxes and insurance                                     51,000           --
                    Accrued interest payable                                                                  254,000           --
                    Borrowed funds                                                                          2,000,000           --
                    Other liabilities                                                                         179,000           --
                                                                                                        -------------


                        Total liabilities                                                               $  67,458,000           --
           Cash paid                                                                                        3,151,000           --
           Common stock issued                                                                              2,082,000           --
           Goodwill recorded                                                                            $     398,000           --


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 1998 and 1997



(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended June 30, 1998, was derived from the financial records of SouthFirst Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, First Federal of the South (the "Bank" or "First Federal"), and Pension & Benefit Financial Services, Inc. ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm. Collectively, the Corporation and its subsidiaries are referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the nine-month periods ended June 30, 1998 and 1997. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      ACQUISITION

         On October 31, 1997, the Company consummated the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County"), a federally chartered stock savings and loan association based in Clanton, Alabama. Chilton County was merged with and into First Federal. Pursuant to the terms of the acquisition agreement, Chilton County shareholders received either shares of common stock of the Company, cash, or a combination of common stock and cash. The acquisition was accounted for as a purchase and the results of operations since the acquisition date have been consolidated. The total purchase price was $5.2 million, including the issuance of 128,144 shares valued at $2.1 million. The resulting goodwill of approximately $398,000 will be amortized straight line over 15 years.


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

                           SOUTHFIRST BANCSHARES, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 1998 and 1997

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
                                                                                                         ===========



         The table below presents supplemental pro forma information for 1998 and 1997 as if the acquisition was made at the beginning of the periods at the same purchase price as at the acquisition date:

                                                                           Nine months ended June 30,
                                                                           --------------------------
                                                                               1998          1997
                                                                               ----          ----
                     Total interest income                                $  9,542,000    $ 9,388,000
                     Net interest income                                     3,796,000      3,696,000
                     Net income                                                297,000        411,000
                     Basic income per common share                                0.32           0.42


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

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Company's outstanding options to acquire common stock were exercised. The exercise of these options accounts for the difference between basic and diluted weighted average share outstanding.

(4)      SUBSEQUENT EVENTS

         On July 15, 1998, the Company declared a regular dividend of $0.15 per share, payable on August 17, 1998 to stockholders of record on August 3, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the nine months ended June 30, 1998, increased $146,000 or 39% when compared to the same period in fiscal 1997. Net interest income increased $974,000 for the nine-month period ended June 30, 1998, compared to the same period in fiscal 1997. Other income increased $659,000 for the nine-month period ended June 30, 1998, compared to the same period in fiscal 1997, while other expenses increased $1,395,000.

Substantially all of the above increases are attributable to the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County") on October 31, 1997. See Note 2 to "Notes to Financial Statements." Basic earnings per common share, based on weighted average shares outstanding, was $0.56 and $0.43 for the nine months ended June 30, 1998 and 1997, respectively.

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

As of June 30, 1998, the interest rate spread increased 19 basis points as rates earned on interest-earning assets increased one basis point to 8.08% while the cost of funds decreased 18 basis points to 4.65%. The decline in yields earned and rates paid reflects the somewhat lower interest rate environment of Chilton County's market area as well as the continuing downward trend of the overall interest rate environment. Also, the acquisition of Chilton County was largely responsible for the increase in the average balance of interest-earning assets from $87.0 million to $135.8 million while the average balance of interest-bearing liabilities increased from $77.2 million to $133.6 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in an increase in net interest income of $1,467,000, or 44.4%, and an increase in the interest rate spread from 3.24% to 3.43% for the nine months ended June 30, 1998, as compared to the same period in 1997.

OTHER INCOME

Total other income for the nine months ended June 30, 1998, increased $659,000 to $1,391,000 as compared to $732,000 for the nine months ended June 30, 1997. A significant portion of the increase in total other income was attributable to an increase of $358,000 in employee benefit consulting fees during the first nine months of fiscal 1998 resulting from the Corporation's acquisition of Pension & Benefit Financial Services, Inc. ("Pension & Benefit") on April 11, 1997. In addition, gains on sales of loans increased $99,000 compared to the same period in fiscal 1997. The acquisition of Chilton County accounted for substantially all remaining increases.

For the three month period ended June 30, 1998, total other income increased by approximately $135,000 to $515,000 compared to the same period in fiscal 1997. This increase was primarily a result of increases of $32,000 from the gain on sales of loans, an increase of $51,000 from service charges and fees primarily as a result of the Chilton County acquisition, and an increase of $21,000 in employee benefit consulting fees resulting from the acquisition of Pension & Benefit. Other income increased approximately $30,000 for the three month period ended June 30, 1998 compared to the same period in fiscal 1997, primarily due to the Chilton County acquisition.

OTHER EXPENSE

Total other expense for the nine months ended June 30, 1998, increased by $1,395,000 to $3,949,000 as compared to $2,554,000 for the nine months ended June 30, 1997. Most of the increase is due to increases in compensation expense ($928,000), office supplies ($115,000), data processing ($75,000), furniture and fixtures ($74,000), and occupancy expense ($69,000). The increase in compensation expense is attributable to salary increases and staff additions to handle the higher volume of transactions resulting from the Chilton County acquisition, as well as the additional compensation expense for the employees of Pension & Benefit and Chilton County. Increases in office supplies, furniture and fixtures, and occupancy expense is a result of the acquisitions of Chilton County and Pension Benefit in early fiscal 1998 and fiscal 1997, respectively. The increase in data processing is attributable to the conversion of most of the Company's information technology systems in fiscal 1998, which was undertaken in order to help ensure the Company's compliance with federal regulations concerning the "year 2000" problem. The year 2000 problem arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently year 2000 compliant and does not believe that the expenditures to implement any further modifications (if necessary) will be material. However, there can be no assurance that unforeseen difficulties or costs will not arise. See "-- Year 2000."

For the three month period ended June 30, 1998, total other expense increased $339,000 to $1,350,000 from $1,010,000 at June 30, 1997. Compensation expense increased $260,000, data processing expense increased $41,000, office supply expense increased $32,000, and furniture and fixtures expense increased $38,000. Increases in compensation expense, office supply expense, and furniture and fixtures expenses are primarily due to the acquisition of Chilton County as compared to the comparable period in fiscal 1997. The increase in data processing costs is attributable to the conversion of most of the Company's information technology systems. Other expense decreased $65,000 to $115,000 from $180,000 as compared to fiscal 1997, primarily due to start up costs incurred from the acquisition of Pension & Benfit Financial Services that were booked in the three months ended June 30, 1997.

INCOME TAX EXPENSE

The Company's effective tax rate for the nine-month periods ended June 30, 1998 and 1997, was 39.3% and 39.9% respectively, compared to the federal statutory rate of 34.0%. The Company's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased $88,000 or 35.6% to $334,000 for the nine months ended June 30, 1998, as compared to $247,000 for the nine months ended June 30, 1997, due to the increase in pre-tax earnings.

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

                                                                                                           At or for the
                                                                                                         nine months ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                     1998                  1997
                                                                                                     ----                  ----
Return on assets                                                                                     0.44%                  0.53%
Return on equity                                                                                     4.28%                  3.79%
Equity-to-assets ratio                                                                              10.26%                 13.90%
Interest rate spread                                                                                 3.43%                  3.24%
Net interest margin                                                                                  3.51%                  3.79%
Total risk-based capital ratio                                                                      19.68%                 21.47%
Nonperforming loans to loans                                                                         2.47%                  0.53%
Allowance for loan losses to loans                                                                   0.76%                  0.42%
Allowance for loan losses to nonperforming loans                                                    30.80%                 78.94%
Ratio of net charge-offs to average loans outstanding                                                0.05%                  0.00%
Book value per common share outstanding                                                            $17.51                 $15.95


Significant factors affecting the Company's financial condition during the nine months ended June 30, 1998 are detailed below:

ASSETS

Total assets increased $67,186,000 or 70.1% from $95,789,000 at September 30, 1997, to $162,975,000 at June 30, 1998. The acquisition of Chilton County in early fiscal 1998 was responsible for an increase of $72,293,000 in total assets. Excluding the increases attributable to Chilton County, net loans decreased $4,093,000 compared to September 30, 1997, primarily due to seasonal changes in loan demand, particularly construction loans. The Company sold approximately $14,000,000 of the investment securities acquired from Chilton County and reinvested the proceeds therefrom primarily in short-term securities.

LIABILITIES

Total liabilities increased $64,608,000, or 78.6%, from $82,165,000 at September 30, 1997, to $146,773,000 at June 30, 1998. Approximately $67,458,000 of the
increase was attributable to the acquisition of Chilton County. Excluding increases from the Chilton County acquisition, deposits decreased approximately $1,332,000 during the period, borrowed funds decreased approximately $2,212,000, while accrued expenses and other liabilities increased approximately $1,008,000 compared to September 30, 1997. The decrease in deposits is primarily a result of customers seeking alternative investment options. The decrease in borrowed funds is due to the repayment of a maturing note plus excess cash available due to the Chilton County acquisition. The increase in accrued expenses is primarily the result of the Chilton County acquisition.

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

At June 30, 1998, the allowance for loan losses was $757,176, as compared to $284,324 at September 30, 1997. The increase is due almost entirely to the acquisition of Chilton County. The Company recorded provisions for loan losses of $41,352 and $36,465 in the first nine months of fiscal 1998 and 1997, respectively, because charge-offs were insignificant during these periods. Nonperforming loans at June 30, 1998, were approximately $2,458,000 as compared to approximately $707,000 at September 30, 1997. At June 30, 1998 and September 30, 1997, the allowance for loan losses represented 0.76% and 0.40% of loans outstanding, respectively. The provision for loan losses and the adequacy of the allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate due to the fact it has not experienced significant loan charge-offs.

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

As of June 30, 1998, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                                                      Percent of
                                                                                      Amount          asset base
                                                                                      ------          ----------
                                                                                      (Dollars in thousands)
Tangible Capital                                                                      $ 14,482,000        9.00%
Core Capital                                                                            14,482,000        9.00%
Risk-Based Capital                                                                      13,725,000       19.68%



YEAR 2000

      In the next two years, many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem were completed during the early part of 1998. Accordingly, the Company believes that its operating systems are year 2000 compliant, and, thus, does not presently anticipate the cost of any future software and hardware changes (if necessary) to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. The Company has issued certification requests to the data processing and software companies on which its computer programs rely and to all major vendors and customers seeking assurance that they will be year 2000 compliant. Approximately

50% of the questionnaires have been returned. All of the respondents have indicated that they are year 2000 compliant now or will be well in advance of the year 2000.

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


                           PART II. OTHER INFORMATION

ITEM 5: OTHER INFORMATION

        Stockholders may submit proposals appropriate for stockholder action at the Company's 1999 Annual Meeting, consistent with the regulations of the Securities and Exchange Commission. Proposals by stockholders intended to be presented at the 1999 Annual Meeting must be received by the Company no later than November 5, 1998, in order to be included in the Company's proxy materials for that meeting. With respect to any such proposals received by the Company after January 19, 1999, the persons named in the form of proxy solicited by management will vote the proxy in accordance with their judgment of what is in the best interests of the Company. Proposals should be directed to SouthFirst Bancshares, Inc., Attention: Corporate Secretary, 126 North Norton Avenue, Sylacauga, Alabama 35150.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27 - Financial Data Schedules (for SEC use only).

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended June 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHFIRST BANCSHARES, INC.

Date: August 13, 1998                 By:  /s/ Donald C. Stroup
                                           -------------------------------------
                                           Donald C. Stroup, President and
                                           Chief Executive Officer
                                           (principal executive officer)

Date: August 13, 1998                 By:  /s/ Joe K. McArthur
                                           -------------------------------------
                                           Joe K. McArthur, Executive Vice
                                           President and Chief Financial Officer
                                           (principal financial and accounting
                                           officer)