Form 10KSB40
period 1998-09-30
SOUTHFIRST BANCSHARES INC
filed 1998-12-29
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-KSB

     (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                        to
                                    ----------------------     ----------------

                         Commission File Number: 1-13640

                           SOUTHFIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                             A Delaware Corporation
                  I.R.S. Employer Identification No. 63-1121255

                              126 North Norton Ave.
                            Sylacauga, Alabama 35150
                                 (205) 245-4365

                 Securities Registered Pursuant to Section 12(b)
                              of the Exchange Act:

                                                   Name of Each Exchange
        Title of Each Class                        on Which Registered
   ----------------------------                 ----------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [x]

         Issuer's Revenues for the fiscal year ended September 30, 1998:
$13,088,065

         The aggregate market value of the common equity held by nonaffiliates of the Registrant (674,210 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant's Common Stock on December 24, 1998, was $10,955,912. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant.

         The number of shares outstanding of the Registrant's Common Stock as of December 24, 1998: 999,244 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this form.

         Transitional Small Business Disclosure Format:    Yes       No  X
                                                               ---      ---

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management has endeavored in its communications, in its Annual Report, and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. ("SouthFirst") and the industry in which SouthFirst competes. Any "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst's financial performance and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

         To date, SouthFirst has neither owned nor leased any property, but has instead used the premises, equipment and furniture of First Federal. At the present time, because SouthFirst does not intend to employ any persons other than officers, it will continue utilizing the support staff of First Federal from time to time. Additional employees may be hired as appropriate to the extent SouthFirst expands in the future.

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

         At September 30, 1998, First Federal conducted business from four full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega, Clanton, and Centreville. In addition, First Federal operates loan production offices in the Alabama cities of Hoover, Dothan and Rainbow City, the latter two of which were opened in April of 1998, primarily to enhance First Federal's construction lending activities in the fast growing "wire grass" region in the state as well as the strong construction market in northwest Florida. The loan production office in Rainbow City focuses primarily on real estate mortgage loans. Because of its close proximity to Gadsden, Alabama, First Federal's loan production office in Rainbow City is also able to serve the Gadsden market area, which is an area experiencing significant increases in home construction. First Federal will also pursue other types of loans such as consumer, commercial, and real estate mortgage loans in the Dothan, Rainbow City and Gadsden market areas as demands dictate.

         On April 27, 1998 SouthFirst submitted an application with the Office of Thrift Supervision, seeking approval to exercise limited trust powers and to create an operating subsidiary to exercise limited trust powers. This proposed subsidiary would provide limited trust services to the SouthFirst's wholly-owned subsidiary, Pension & Benefit Financial Services, Inc. ("Pension & Benefit"). As of September 30, 1998 this application had been deemed substantially approved by the OTS, and SouthFirst was awaiting final approval. See "PROPERTIES."

         First Federal's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, constructions loans, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and investment securities.

         First Federal's revenues are derived principally from interest and fees on loans in its portfolio and from mortgage-backed securities, CMOs, investment securities portfolios and customer service fees. First Federal's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities, CMOs, FHLB advances and other investment securities. First Federal's primary expense is interest paid on deposits.

         First Federal markets its one-to-four family residential loans and deposit accounts primarily to persons in Talladega, Chilton, and Bibb Counties in Alabama. Mortgage loans are generated from depositors, walk-in customers, referrals from local real estate brokers and developers and, to a limited extent, local radio and newspaper advertising. Construction loan originations are attributable largely to First Federal's lending officers' reputations and their long-standing relationships with builders and developers in the market areas they serve. See "-- Construction Lending."

         First Federal offers its customers fixed rate and adjustable rate mortgage loans, residential construction loans, as well as other consumer loans, including savings account loans. Fixed rate mortgage loans with maturities of 15 years or less are originated for retention in First Federal's loan portfolio while other fixed rate mortgage loans are generally sold upon origination to the secondary market. One-year adjustable rate loans with 30-year maturities are generally originated for retention in First Federal's loan portfolio. All consumer loans are retained in First Federal's portfolio.

         To attract deposits, First Federal offers a selection of deposit accounts including NOW, money market, passbook savings and certificates of deposit. First Federal offers competitive rates and relies substantially on customer service, advertising and long-standing relationships with customers to attract and retain deposits.

         MARKET AREA

         First Federal's primary deposit gathering and lending area covers Talladega, Chilton and Bibb Counties in central Alabama. To a lesser extent, First Federal's deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 77,000 based on 1996 census data as published by the U.S. Bureau of Vital Statistics. Chilton County and Bibb County had populations of approximately

35,000 and 18,000, respectively, based on 1996 CACI, Inc. estimates. First Federal's main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. First Federal's branch office in Talladega is situated approximately 55 miles east of Birmingham. First Federal's Clanton office is located approximately 55 miles north of Montgomery. First Federal's Centreville office is located approximately 25 miles south of Tuscaloosa. First Federal's loan production office in Hoover is situated within the Birmingham metropolitan area. The Dothan loan production office is located approximately 191 miles southeast of Birmingham. The Rainbow City loan production is approximately 15 miles south of Gadsden and 62 miles northeast of Birmingham.

         First Federal is the largest financial institution headquartered in Sylacauga and is the second largest in Talladega County. Talladega County has a diversified economy based primarily on textile and other manufacturing, wholesale, retail, mining, service, government, agriculture and tourism. Manufacturing accounts for approximately one-third of total employment in Talladega County. The economy is generally stable and there has been no substantial increase or decrease in the population in the last five years.

         Sylacauga's economy is based primarily on major industrial employers such as ECC International, Inc., Sullivan Graphics, Inc., Avondale Mills, Russell Corporation, Blue Bell Ice Cream, Pursell Industries and Georgia Marble. U.S. Alliance Corporation, a paper manufacturer, is a major employer in Childersburg, Alabama, located 10 miles from Sylacauga in Talladega County.

         Talladega's economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. In addition, Talladega is the home of the Talladega Superspeedway which hosts the Winston 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.

         First Federal's Clanton office, in Chilton County, and Centreville office, in Bibb County, were each acquired by First Federal on October 31, 1997. Although Chilton and Bibb Counties are generally rural areas in which the economy is largely based on the growth and harvesting of peaches, each of these counties has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County's employers include GulfStates Paper Corp., International Paper Corp. and Union Camp Corp. Both counties are in close proximity to the Birmingham metropolitan area. Bibb County is located near Tuscaloosa and the fast-growing town of Vance, the home of a new Mercedes-Benz manufacturing plant.

         RESIDENTIAL LENDING

         First Federal's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in First Federal's market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal personnel. No loan brokers or commissioned loan officers are used. Conventional residential loans are priced based on rates offered by the local competition and the secondary market. At September 30, 1998, First Federal had $77.4 million, 74% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

         First Federal offers conventional fixed rate one-to-four family mortgage loans with terms of 15 and 30 years. Fixed rate loans are generally underwritten either according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market.

Generally, First Federal holds a portion of its fixed rate mortgage loans with maturities not exceeding 15 years in its portfolio as long-term investments.

         Adjustable rate mortgage ("ARM") loans originated by First Federal consist of one-, three-, five-, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost of funds indexes. At September 30, 1998, First Federal held approximately $34.4 million ARMs, which represented approximately 32.9% of First Federal's total loan portfolio. First Federal's ARM loans are subject to a limitation of 2.0% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

         Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. First Federal's lending policies, however, generally limit the maximum loan-to-value ratio to 95% of the appraised value of the property, based on an independent appraisal. For Federal Housing Administration ("FHA"), Veterans' Administration ("VA") and Farmers' Home Loans, First Federal generally limits the maximum loan-to-value ratio to 100% of the appraised value of the property. When First Federal makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required.

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

         Members of the First Federal Board of Directors receive a monthly summary of all loans which are closed. Construction loans in excess of $350,000 and all other loans in excess of $250,000 require authorizations by the Loan Committee of the First Federal Board prior to closing. First Federal issues written, formal commitments as to interest rates to prospective borrowers upon request on real estate loans at the date of application. The interest rate commitment remains valid for 45 to 60 days (the "lock-in period") from the date of the application. Upon receipt of loan approval, the borrower has the balance of the lock-in period to close the loan at the interest rate committed.

         Originated mortgage loans held in First Federal's portfolio generally include due-on-sale clauses which provide First Federal with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without First Federal's consent. It is First Federal's policy to enforce due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred.

         First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. On September 30, 1998, such loans amounted to $3,840,000. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 100% of the appraised value of the property, with the requirement that private mortgage insurance be obtained. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

         CONSTRUCTION LENDING

         At September 30, 1998, committed construction loans secured by single-family residential property totaled $20.8 million; of this amount, approximately $6.1 million was not disbursed. First Federal makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. First Federal also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

         Construction loan proceeds are disbursed in increments as construction progresses. Disbursements are scheduled by contract, with First Federal reviewing the progress of the underlying construction project prior to each disbursement. First Federal's construction loan agreements with builders generally provide that principal repayments are required as individual units are sold to third parties.

         Construction loans are principally made to builders who have an established credit history with First Federal, as well as to builders who are referred by such borrowers. New builders must be approved by First Federal's Loan Committee and must display the same levels of knowledgeability and financial strength as existing builders. The application process includes a submission to First Federal of plans, specifications and costs of the project to be constructed or developed. The Loan Committee also reviews the borrower's existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by the Loan Committee. First Federal's residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an "as completed" basis. First Federal generally obtains personal guarantees for all of its construction loans. First Federal converts many of its construction loans to permanent loans upon completion of the construction phase.

         Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand; and, thus, are more difficult to evaluate and monitor. First Federal's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Jimmy C. Maples, First Vice President of First Federal, manages the Hoover loan production office. His primary responsibility is to manage the construction lending portfolio of First Federal. Mr. Maples performs all underwriting of the construction loans and has the authority to originate construction loans out of the Hoover office up to $350,000. No other loan officer of First Federal has such authority. Loans in excess of $350,000 must be approved by the Loan Committee of the First Federal Board of Directors. Funds are disbursed based upon percentage of completion as verified by on-site inspections performed by Mr. Maples.

         Mr. Maples is responsible for soliciting business, performing credit risk assessments and annual credit reviews, preparing loan origination documents, maintaining loan files, performing site inspections and disbursing loan proceeds. Also, as previously discussed, Mr. Maples has the authority to originate construction loans out of the Hoover office in amounts up to $350,000. First Federal is heavily dependent on Mr. Maples for determining the quality of the construction loan portfolio and the accuracy of the recorded balances. Mr. Maples reports loan information to the First Federal Board on a monthly basis. In addition, First Federal has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances and other related construction loan accounts are fairly stated. Over time, these procedures have been developed and closely coordinated with First Federal's independent auditors and First Federal's Internal Control Review Committee which reports to the First Federal Board of Directors on a quarterly basis.

         At September 30, 1998, 13 borrowers had construction loan commitments in excess of $500,000 with the largest commitment being $2,079,000. The majority of loans in the construction loan portfolio were made on a speculative basis. As previously discussed, construction loans are typically outstanding for a period of 12 months or less. If the loan is not paid within the original 12 month period, it is renewed for a six month period. All renewals are approved by First Federal's Loan Committee. As of September 30, 1998, there were 22 such renewal loans totaling $3,363,674.

         Under federal law, the aggregate amount of loans that First Federal is permitted to make to any one borrower is generally limited to the greater of 15% (25% if the security has a readily ascertainable value) of unimpaired capital and surplus or $500,000. First Federal has received permission from the OTS to increase its loan to one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers is 30% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150% of First Federal's unimpaired capital and surplus.

         COMMERCIAL LENDING

         At September 30, 1998, commercial lending accounted for only 0.33%, or $348,000, of First Federal's total loan portfolio. First Federal's commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

         Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on loans are often dependent on successful operation or management of business, repayment of such loans may be subject to a greater extent to adverse economic conditions. First Federal seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area. Due to the growth in commercial lending in recent years, First Federal has increased its commercial loan portfolio.

         CONSUMER LENDING AND OTHER LENDING

         As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 1998, consumer loans totaled $12.3 million, or 11.8% of First Federal's total loan portfolio. This amount includes $2.0 million of loans secured by savings accounts, $2.7 million of loans secured by vehicles, and $7.6 million in other secured loans.

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

         LOAN APPROVAL

         All first-mortgage loans, other than construction loans less than $350,000, are underwritten and approved by the Loan Committee of the First Federal Board of Directors. One-to-four family loans in excess of $250,000 and construction loans in excess of $350,000 must be approved by the Loan Committee. Mr. Maples has sole underwriting and loan approval authority for any construction loans up to $350,000. See "-- Construction Lending." First Federal has implemented a second loan review policy applicable to all loans that are brought before the Loan Committee that the Loan Committee has not yet approved or denied. The second loan review for loans that have not yet been approved or denied is performed by designated members of First Federal's Internal Control Review Committee on a timely basis following the initial meeting of the Loan Committee. After the second loan review, the Loan Committee makes a final determination as to whether the loan application will be denied or approved.

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

         COMPETITION

         First Federal has significant competition for its residential real estate mortgage loans, construction loans and other loans and deposits in Talladega, Jefferson, Chilton and Bibb Counties. The cities of Sylacauga, Talladega and Clanton have a high density of financial institutions, some of which are larger, have a state-wide or regional presence and have greater financial resources than First Federal, and all of which are competitors of First Federal to varying degrees. First Federal faces significant competition both in originating mortgage loans and other loans and in attracting deposits. First Federal's competition for loans comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with First Federal for loan customers. Credit unions, securities firms and mutual funds compete with First Federal in raising deposits. Many of these institutions also seek to provide the same community-oriented services as First Federal. First Federal competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. First Federal competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors. Competition in the financial services industry has increased significantly within the past several years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws cannot be fully assessed or predicted.

         First Federal's loan production offices also face significant competition for originations of residential construction loans. First Federal's competition for these loans comes principally from larger savings institutions and commercial banks who have greater financial resources than First Federal. First Federal competes for residential construction loans primarily through the quality of service it provides borrowers and the long-standing business relationships that First Federal has with builders and developers in the area.

         First Federal is a community and retail-oriented financial institution serving its market area with deposit services, residential and commercial real estate loans and consumer loans. Management considers

First Federal's reputation for financial strength and quality customer service to be its major competitive advantage in attracting and retaining customers in its market area. While First Federal is subject to competition from other financial institutions which may have greater financial and marketing resources, management believes First Federal benefits from its community orientation and its long-standing relationship with many of its customers.

         DATA PROCESSING

         First Federal has entered into a data processing servicing agreement with Kirchman Corp. This servicing agreement provides for First Federal to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing and investment portfolio accounting.

         EMPLOYEES

         First Federal presently employs 66 individuals on a full-time basis, including 18 officers, and 7 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

         YEAR 2000

         In the next two years, many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. First Federal began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem were completed during the early part of calendar year 1998. Presently, First Federal is in the process of testing all of its operating systems in order to be ready for year 2000. As of September 30, 1998, First Federal does not anticipate the cost of any future software and hardware changes (if necessary) to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. First Federal has issued certification requests to the data processing and software companies on which its computer programs rely and to all major vendors and customers seeking assurance that they will be year 2000 compliant. Approximately 50% of the questionnaires have been returned. All of the respondents have indicated that they are year 2000 compliant now or will be well in advance of the year 2000.

         First Federal also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relations have been identified to assess the inherent risks. First Federal plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

         First Federal's contingency plans relative to Year 2000 issues have not been finalized. Management will develop and modify a "worse case scenario" contingency plan which will, among other things, anticipate that the First Federal's deposit customers will have increased demands for cash in the latter part of 1999.

FEE-FOR-SERVICE SUBSIDIARIES

         At September 30, 1998, SouthFirst owned a 50% interest in Magnolia Title Services, Inc. ("Magnolia"), a company which provides title insurance and related services to borrowers and lenders. Magnolia has not been profitable since its inception. Start-up losses at Magnolia have resulted in write-downs of SouthFirst's investment of $245,000 to $144,617. As a consequence, SouthFirst has undertaken programs to re-evaluate its investment in Magnolia. The results of these re-evaluations may lead

SouthFirst to make certain strategic changes, including further write-downs of its investment, if certain performance-based goals are not met or as circumstances may otherwise require.

         In the first quarter of fiscal 1998, SouthFirst terminated its relationship in the Meta Company ("Meta"), a financial planning and services business. Start-up losses at Meta have resulted in write-downs of SouthFirst's initial investment of $175,000 to $96,663 at the time of its dissolution.

SUPERVISION AND REGULATION

GENERAL

         First Federal is chartered as a federal savings institution under the Home Owners' Loan Act, as amended ("HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings institution, First Federal is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, First Federal's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of First Federal's operations. The deposits of First Federal are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC, to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS.

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

         The system of regulation and supervision applicable to First Federal and SouthFirst establishes a comprehensive framework for the operations of First Federal and SouthFirst, and is intended primarily for the protection of the FDIC and the depositors of First Federal. Changes in the regulatory framework could have a material adverse effect on First Federal and its operations that, in turn, could have a material adverse effect on SouthFirst. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of SouthFirst.

PROPOSED LEGISLATION

         The United States Congress recently considered legislation that would have required all federal savings institutions (such as First Federal) to convert to a national bank or a state bank or savings bank charter. In addition, the proposed legislation would cause SouthFirst to be regulated not as a savings and loan holding company, but rather as a bank holding company or "financial services" holding company (a new regulatory classification created by the legislation). Although this legislation was not enacted, if similar legislation were to be adopted in the future, it would eliminate certain advantages now enjoyed by federal savings institutions, such as unrestricted interstate branching and the absence of restrictions on the business activities of unitary savings and loan holding companies. SouthFirst cannot predict whether similar legislation may be enacted in the future.

REGULATION OF SOUTHFIRST

         GENERAL

         As the owner of all of the stock of First Federal, SouthFirst is a unitary savings and loan holding company subject to regulatory oversight by the OTS and the Commission. As such, SouthFirst is required to register and file reports with the OTS and the Commission and is subject to regulation and examination by the OTS. In addition, the OTS' enforcement authority over SouthFirst and its non-savings association subsidiaries permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of First Federal rather than for the benefit of shareholders of SouthFirst.

         QUALIFIED THRIFT LENDER TEST

         As a savings and loan holding company owning only one savings institution, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that First Federal continues to qualify as a "qualified thrift lender." See "-- Regulation of First Federal and Chilton County -- Qualified Thrift Lender Test." In the event SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of SouthFirst and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a Qualified Thrift Lender and were acquired in a supervisory acquisition.

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

REGULATION OF FIRST FEDERAL

         INSURANCE OF DEPOSIT ACCOUNTS

         First Federal's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insured institutions are members of either the SAIF or the BIF. Pursuant to FIRREA, an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC.

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

         As a result of the recapitalization of the SAIF implemented by the Economic Growth and Regulatory Paperwork Reduction Act (the "Economic Growth Act") (see " -- Special FDIC Assessment"), the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. For the first half of 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as First Federal, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the

FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate for FICO obligations.

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

         SPECIAL FDIC ASSESSMENT

         On September 30, 1996, the Economic Growth Act was signed into law pursuant to which the, FDIC imposed a one-time assessment on the deposits of all depository institutions the accounts of which are insured by the SAIF. The purpose of the assessment was to recapitalize the SAIF and resolve the current premium disparity between the SAIF and Bank Insurance Fund ("BIF"). The special assessment required a payment from each insured depository institution in an amount equal to .657% of the SAIF-assessable deposits held by it on June 30, 1995. The special assessment was due, and the SAIF became fully capitalized, as of October 1, 1996. As a SAIF insured institution, First Federal was required to pay approximately $430,000 in connection with this special assessment.

         REGULATORY CAPITAL REQUIREMENTS

         General. The OTS has adopted capital regulations which establish capital standards applicable to all savings institutions, including a core capital requirement, a tangible capital requirement and a risk-based capital requirement. The OTS also has established pursuant to FDICIA five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 1998, First Federal was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal's activities.

         Core Capital and Tangible Capital. The OTS requires savings institutions receiving a composite examination rating of "1," the best possible rating under the CAMELS examination rating system, are required to maintain a ratio of core capital to adjusted total assets of 4.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. "Core capital" includes, generally, (i) common shareholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related surplus, (iii) nonwithdrawable accounts and certain pledged deposits of mutual savings associations, and (iv) minority interests in fully-consolidated subsidiaries, less a savings institution's (A) investments in certain "non-includable" subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 1998, First Federal's ratio of tangible and core capital to total adjusted assets was 7.7%.

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

         Risk-Based Capital. The risk-based capital standard for savings institutions requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. As of September 30, 1998, First Federal's ratio of total capital to total risk-weighted assets was 18.46%.

         The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions that have greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- Capital Resources" for tables setting forth First Federal's compliance with its regulatory capital requirements as of September 30, 1998.

         PROMPT CORRECTIVE ACTION

         FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 3.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1998, First Federal was classified as a "well capitalized" institution.

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

         DIVIDENDS AND OTHER CAPITAL DISTRIBUTION LIMITATIONS

         OTS regulations require First Federal to give the OTS 30 days' advance notice of any proposed declaration of dividends to SouthFirst, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to SouthFirst. In addition, a savings institution may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce its regulatory capital below the amount required for the liquidation account established at the time of the institution's conversion from mutual to stock form. First Federal's ability to pay dividends to SouthFirst is subject to the financial performance of First Federal which is dependent upon, among other things, the local economy, the success of First Federal's lending activities, compliance of First Federal with applicable regulations, investment performance and the ability to generate fee income.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. A Tier 2 association is an association that has capital equal to or in excess of its minimum capital requirements but does not meet the fully phased-in capital requirement both before and after the proposed distribution. A Tier 3 association is defined as an association that has capital less than its minimum capital requirement before or after the proposed distribution. At September 30, 1998, First Federal was rated a Tier 1 institution. In the event First Federal's capital falls below its fully phased-in requirement or the OTS notifies it that it is in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Finally, under FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (i.e., not meet any one of its minimum regulatory capital requirements).

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

         QUALIFIED THRIFT LENDER TEST

         HOLA requires savings institutions to meet one of two Qualified Thrift Lender ("QTL") tests, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of HOLA's QTL test, portfolio assets are defined as total assets less intangible assets, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. "Qualified Thrift Investments," as further defined by the Economic Growth Act (See --"Recent Legislation"), generally include (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans, (vii) education loans and (viii) shares in the FNMA, FHLMC and FHLB owned by the savings institution. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas. At September 30, 1998, First Federal qualified as a QTL.

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

         LOANS TO ONE BORROWER

         Under HOLA, savings institutions are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. First Federal has received permission from the OTS to increase its loan to one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers is 30.0% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150.0% of First Federal's unimpaired capital and surplus.

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

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100.0% of the institutions total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30.0% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are also exempt from the LTV ratios, such as loans guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds.

         COMMUNITY REINVESTMENT

         Under the Community Reinvestment Act of 1977 ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. First Federal received a satisfactory rating as a result of its latest evaluation on June 30, 1998.

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

         LIQUIDITY REQUIREMENTS

         All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4.0%.

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less). The regulations governing liquidity requirements include, within the definition of liquid assets, debt securities hedged with forward commitments to purchase the obligation obtained from (including a commitment represented by a repurchase agreement) members of Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, debt securities with a long put option and debt securities that provide the holder with a right to redeem the security at the stated or par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         The OTS has recently revised its liquidity regulations to decrease the burden of compliance with such rules. Specifically, the OTS has (1) reduced the liquidity base by excluding withdrawable accounts payable in more than one year from the definition of "net withdrawable accounts," (2) reduced the liquidity requirement from 5% of net withdrawable accounts and short-term borrowings to 4%, (3) removed a requirement that short-term liquid assets constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings, and (4) expanded the categories of liquid assets that may count toward satisfaction of the liquidity requirements.

         FEDERAL HOME LOAN BANK SYSTEM

         General. First Federal is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

         First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at September 30, 1998 of $1,375,000.

         Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. Long term advances may only be made for the purpose of providing funds for residential housing. At September 30, 1998, First Federal had $16 million of advances outstanding from the FHLB.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 1998 and September 30, 1997, dividends were paid by the FHLB to First Federal in the amount of $102,846 and $41,219, respectively.

         FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $4.4 million of transaction accounts, while reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of the institution's interest-earning assets. At September 30, 1998, the total transaction accounts of First Federal were below the minimum level for which the Federal Reserve Board requires a reserve.

         Savings associations have authority to borrow from the Federal Reserve Bank's "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 1998.


ITEM 2.  PROPERTIES

         First Federal conducts its business through its main office located in Sylacauga, Alabama, branch offices located in Talladega, Clanton and Centreville, Alabama, and loan production offices in Hoover, Dothan and Rainbow City, Alabama. In addition, on November 24, 1998, First Federal purchased a parcel of land in Birmingham, Alabama at a purchase price of $1,250,000. First Federal is presently evaluating the costs of developing a new branch office at this location. If it is determined that the site will be developed, construction is expected to be completed in late 1999 or early 2000.

        The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 1998. The total net book value of the land and buildings owned by SouthFirst and its subsidiaries at September 30, 1998 was approximately $3,047,000.

                                                                                    NET BOOK VALUE             DEPOSITS
                                            LEASED                                       AS OF                  AS OF
                LOCATION                   OR OWNED         DATE OPENED             SEPT. 30, 1998          SEPT. 30, 1998
                --------                   --------         -----------             --------------          --------------
                                                                                                (In thousands)

SOUTHFIRST AND FIRST FEDERAL
    MAIN OFFICE
         126 North Norton Avenue            Owned            April 1966                $      764                $ 46,957
         Sylacauga, Alabama  35150

FIRST FEDERAL
    BRANCH OFFICES
         301 West North Street              Owned            April 1961                $      221                $ 17,957
         Talladega, Alabama  35160

         102 Fifth Street North             Owned            November 1997             $    1,492                $ 50,833
         Clanton, Alabama 35045

         125 Olan Heights                   Leased           November 1997                     --                $  8,087
               Shopping Center
         Centreville, Alabama 35042

    LOAN PRODUCTION OFFICES
         3055 Lorna Road                    Leased           March 1994                        --                      --
         Birmingham, Alabama  35216

         BrightLeaf Court                   Leased           April 1998                        --                      --
         Suite 20
         25 Honeysuckle Rd.
         Dothan, Alabama 36305

         111 Hollinsworth Ave.              Leased           January 1998                      --                      --
         Rainbow City, Alabama 35906

    OFFICE/STORAGE BUILDING
         North Norton Avenue                Owned(1)         November 1995             $      248                      --
         Sylacauga, Alabama  35150

PENSION & BENEFIT
         260 Commerce Street                Owned            April 1997                $      322                      --
         Third Floor
         Montgomery, Alabama 36101

TOTAL                                                                                  $3,047,000                $123,833
                                                                                       ==========                ========

-----------------

(1) In 1995, First Federal made improvements to a building adjacent to the main office's parking lot with the intention of renting four offices to the general public while using the remainder of the building for storage space for First Federal. At September 30, 1998, one office was rented by SouthFirst's former subsidiary, the Meta Company, and one office was rented to a local radio station. The remaining two offices are utilized by First Federal's accounting department. Meta and the station each remit a monthly amount of $750 to SouthFirst.


ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. In one such proceeding, First Federal management believes that an adverse judgment is reasonably possible and estimates the pretax loss could be in the range of $50,000 to $100,000. SouthFirst and First Federal management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material effect upon SouthFirst's or First Federal's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended September 30, 1998 to a vote of security holders of SouthFirst.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As of November 2, 1998, SouthFirst's Common Stock was held by approximately 417 persons. SouthFirst's Common Stock trades on the American Stock Exchange, under the symbol "SZB." The following data reflects, by fiscal quarter, the high and low sales price as well as cash dividends declared for each quarter from October 1, 1996 through September 30, 1998:

                                                                                  Cash
                                                                                  ----
                                                                                Dividends
                                                                                ---------
                                                 High Sale        Low Sale      Declared(1)
                                                 ---------        --------      ---------
    Fiscal Year Ended September 30, 1997
    ------------------------------------
    First Quarter ended December 31, 1996         $13 1/4          $12 1/4       $102,962
    Second Quarter ended March 31, 1997            14 1/2           12 7/8        102,962
    Third Quarter ended June 30, 1997              16               13 7/8        102,638
    Fourth Quarter ended September 30, 1997        18 1/4           15 7/8        102,950

    Fiscal Year Ended September 30, 1998
    ------------------------------------
    First Quarter ended December 31, 1997         $22 3/4          $18 3/8       $105,950
    Second Quarter ended March 31, 1998            22 5/8           21 5/8        145,192
    Third Quarter ended June 30, 1998              22 1/4           18 7/8        146,302
    Fourth Quarter ended September 30, 1998        18 7/8           15 7/8        146,302


------------
(1) Certain cash dividends associated with SouthFirst's Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See "EXECUTIVE COMPENSATION -- Management Recognition Plans" and "-- Employee Stock Ownership Plan."

         Holders of SouthFirst Common Stock are entitled to receive such dividends as may be declared by SouthFirst's Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of SouthFirst's Board of Directors based upon a number of factors, including the company's earnings, financial condition, capital requirements, and other relevant factors. SouthFirst management presently intends to continue its present dividend policies. See "BUSINESS -- Supervision and Regulation -- Regulation of First Federal -- Dividends and Other Capital Distribution Limitations."

         The amount of dividends payable by First Federal is limited by law and regulation. The need for First Federal to maintain adequate capital also limits dividends that may be paid to SouthFirst. Although Federal Reserve policy could restrict future dividends on SouthFirst Common Stock, such policy places no current restrictions on such dividends. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS -- Capital Resources" and "BUSINESS -- Supervision and Regulation -- Regulation of First Federal -- Dividends and Other Capital Distribution Limitations."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of the major factors which affected SouthFirst's results of operations and financial condition for the referenced periods.

         The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst during the two year period ended September 30, 1998. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

ASSET/LIABILITY MANAGEMENT

         INTEREST RATE SENSITIVITY

         An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. First Federal's Asset/Liability Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, the bank's exposure to "interest rate risk," while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest earning assets ("ratio"). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. The ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal's balance sheet structure and its use of the market approach to pricing liabilities, First Federal's management and the First Federa Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 1998, First Federal had a negative one-year cumulative ratio of (0.82%) and a negative five-year cumulative ratio of (2.55%), as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 1997, First Federal had a negative one-year cumulative ratio of (6.86%) and a positive five-year cumulative ratio of 0.76%. During the stable interest rate environment of 1998 and 1997, First Federal's interest rate spread remained fairly constant. Consistent with a positive ratio during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced a decrease in its interest rate spread. Conversely, consistent with a negative ratio, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced an increase in its interest rate spread.

         There are other factors that may affect the interest rate sensitivity of First Federal's assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of the loan. First Federal's portfolio of one-to-four family residential mortgage loans included $34.4 million and $14.7 million (32% and 19% of First Federal's total loan portfolio) of adjustable rate loans at September 30, 1998 and September 30, 1997, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the "Asset and Liability Management Report" prepared by Morgan Keegan & Company, Inc. (the "Morgan Keegan Analysis") in order to assist First Federal in determining First Federal's gap and interest rate position. Through use of the Morgan Keegan Analysis, ALCO analyzed the effect of an increase or decrease of up to 400 basis points on the market value of First Federal's portfolio equity ("MVPE") at September 30, 1998 and September 30, 1997. At a 400 basis point increase, First Federal's MVPE increased approximately $133,000 and $107,000 at September 30, 1998 and September 30, 1997, respectively, and, at a 400 basis point decrease, First Federal's MVPE decreased approximately $111,000 and $146,000 at September 30, 1998 and September 30, 1997, respectively. Management determined that these changes in MVPE were acceptable.

         The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal as of September 30, 1998 and September 30, 1997. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


                                                       Interest Rate Sensitivity Gap


                                                           At September 30, 1998
                            --------------------------------------------------------------------------------------------

                              One                                                    Four to
                              year         One to        Two to        Three to        Five       Over
                             or less      two years    three years    four years      years     five years     Total
                             -------      ---------    -----------    ----------      -----     ----------     -----
                                                                                                   (In thousands)
Interest-earning assets:
 Mortgage loans              $ 56,758      $  7,290      $  6,890      $  6,539      $ 5,012      $12,520     $ 95,009
 All other loans                2,668         1,854         2,034         2,233          792           --        9,581
 Collateralized mortgage
   obligations                  4,171           160            --            --           --           --        4,331
 Mortgage-backed
   securities                  13,432           696           748           805          865        9,992       26,538
 Investments(1)                 4,052            --            --            --          108        1,795        5,955
                             --------      --------      --------      --------      -------      -------     --------
   Total interest
      earning assets         $ 81,081      $ 10,000      $  9,672      $  9,577      $ 6,777      $24,307     $141,414
                             ========      ========      ========      ========      =======      =======     ========

Interest-bearing
 liabilities:

 Deposits                      70,452        29,375         4,375           233          106       19,343      123,884
 Borrowed funds                11,788         1,500         1,526         1,355           --           --       16,169
                             --------      --------      --------      --------      -------      -------     --------

   Total interest
     bearing
     liabilities             $ 82,241      $ 30,874      $  5,900      $  1,589      $   106      $19,343     $140,053
                             ========      ========      ========      ========      =======      =======     ========

Interest
  sensitivity gap            $ (1,160)     $ 20,874      $  3,771      $  7,988      $ 6,671      $ 4,964     $  1,361

Cumulative interest
  sensitivity gap            $ (1,160)     $(22,034)     $(18,263)     $(10,274)     $(3,603)     $ 1,361     $  1,361

Ratio of cumulative
 interest sensitivity gap
 to total interest
 earning assets                 (0.82)%      (15.58)%      (12.91)%       (7.27)%      (2.55)%       0.96%        0.96%

Ratio of cumulative
 interest
 sensitivity gap to
 total assets of
 $158,518                       (0.73)%      (13.90)%      (11.52)%       (6.48)%      (2.27)%       0.86%        0.86%




                                                     Interest Rate Sensitivity Gap

                                                         At September 30, 1997
                               ------------------------------------------------------------------------------------

                                  One                                               Four to
                                 year         One to      Two to       Three to       five      Over
                                or less      two years  three years   four years     years    five years     Total
                                -------      ---------  -----------   ----------     -----    ----------     -----

Interest-earning assets:
 Mortgage loans                 $ 39,130      $ 5,301      $ 4,578      $ 3,949      $3,399     $12,649     $69,006
 All other loans                     676          744          817          439          --          --       2,676
 Collateralized mortgage
   obligations                     5,586          511           44           --          --          --       6,141
 Mortgage-backed
   securities                      3,264          209          225          241         259         553       4,731
 Investments(1)                    1,951        1,473           --           --          --       2,353       5,777
                                --------      -------      -------      -------      ------     -------     -------
   Total interest
      earning assets            $ 50,607      $ 8,228      $ 5,664      $ 4,629      $3,658     $15,555     $88,332
                                ========      =======      =======      =======      ======     =======     =======

Interest-bearing
 liabilities:

 Deposits                         39,585        5,640        5,636        1,300       1,300       7,092      60,553
 Borrowed funds                   17,081          662          318          303         289          --      18,653
                                --------      -------      -------      -------      ------     -------     -------

   Total interest
     bearing
     liabilities                $ 56,666      $ 6,302      $ 5,954      $ 1,603      $1,589     $ 7,092     $79,206
                                ========      =======      =======      =======      ======     =======     =======

Interest
  sensitivity gap               $ (6,059)     $ 1,926      $  (290)     $ 3,026      $2,069     $ 8,463     $ 9,135

Cumulative interest
  sensitivity gap               $ (6,059)     $(4,133)     $(4,423)     $(1,397)     $  672     $ 9,135     $ 9,135

Ratio of cumulative
 interest sensitivity gap
 to total interest
 earning assets                    (6.86)%      (4.68)%      (5.01)%      (1.58)%      0.76%      10.34%      10.34%

Ratio of cumulative
 interest
 sensitivity gap to
 total assets of
 $158,518                          (6.33)%      (4.31)%      (4.62)%      (1.46)%      0.70%       9.54%       9.54%


---------------------
(1) Includes investments in overnight deposits.

         The Morgan Keegan Analysis for 1998 and 1997 and the preceding table were prepared based upon the contractual terms of the asset or liability and with the following assumptions regarding prepayment of loans, CMOs and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management's estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at 8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 12% to 18%. The decay rates for money market demand accounts are assumed to be 33% for the first year and 18% thereafter. The decay rates for passbook accounts are assumed to be 56% for the first year and 10% thereafter and the decay rates for NOW accounts are assumed to be 18% for the first year and 33% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal's portfolio contain conditions which restrict the periodic change in interest rates. See "BUSINESS -- Business of First Federal -- Residential Lending."

         INTEREST RATE RISK STRATEGY

         First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. First Federal's strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $10,047,000 at September 30, 1998 and $3,049,824 at September 30, 1997. First Federal also sells a significant portion of its fixed rate loan originations with maturities of greater than 15 years in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal's interest rate risk exposure.

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

AVERAGE BALANCE, INTEREST, YIELDS AND RATES

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                                         AVERAGE BALANCE, INTEREST, YIELDS AND RATES
                                                                                                    Year ended September 30,
                                   ------------------------------------------------------------------------------------------------
                                                      1998                                                 1997
                                   ----------------------------------------------   -----------------------------------------------


                                       Average                             Yield/         Average                           Yield/
                                       Balance          Interest            Cost          Balance          Interest          Cost
                                       -------          --------           ------         -------          --------         -----
Interest earning assets:

Total investment securities         $ 36,608,820      $ 2,825,283           7.72%       $18,766,230       $1,330,015        7.09%
Loans receivable                     100,740,509        8,272,834           8.21%        68,847,596        5,763,382        8.37%
                                     -----------      -----------           -----        ----------        ---------        ----
Total interest earning assets        137,349,329       11,098,117           8.08%        87,613,826        7,093,397        8.10%
Allowance for loan losses              (761,418)                                          (267,587)
Cash and amounts due from
  depository institutions             13,521,914                                          3,314,123

Premises and equipment                 3,243,193                                          1,803,898

Foreclosed real estate                    79,991                                             52,572

Accrued interest receivable              992,932                                            536,705

Other assets                           2,870,586                                          1,163,510

Investments in Affiliates                143,373                                            224,174
                                    ------------                                         ----------

   Total assets                     $157,439,900                                        $ 94,463,22
                                    ============                                         ==========

Interest bearing liabilities:

Deposits:
NOW accounts                         $10,661,585         $281,676           2.66%        $6,501,600       $  194,669        2.99%
Money market demand                      331,268            6,676           2.02%           460,120           10,049        2.18%
Passbook savings                      14,163,764          327,840           2.31%         9,612,487          249,157        2.59%
Certificates of deposit, other
 than Jumbos                          89,379,909        4,741,697           5.31%        43,579,206        2,288,858        5.25%
Jumbos                                 2,155,655           58,240           2.70%         1,547,064           76,827        4.97%
                                     -----------       ----------           ----         ----------        ---------        ----




                                           ---------------------------------------------
                                                                1996
                                           ---------------------------------------------


                                            Average                              Yield/
                                            Balance             Interest          Cost
                                            -------             --------         -----
Interest earning assets:

Total investment securities                $24,717,374         $1,732,093         7.01%
Loans receivable                            58,902,758          4,888,183         8.30%
                                            ----------         ----------         ----
Total interest earning assets               83,620,132          6,620,276         7.92%
Allowance for loan losses                     (259,024)
Cash and amounts due from
  depository institutions                    1,752,025

Premises and equipment                       1,686,613

Foreclosed real estate                          26,479

Accrued interest receivable                    478,798

Other assets                                   344,974

Investments in Affiliates                      224,635
                                           -----------

   Total assets                            $87,882,937
                                            ==========

Interest bearing liabilities:

Deposits:
NOW accounts                               $ 6,634,502         $  247,025         3.72%
Money market demand                            474,725              5,152         1.09%
Passbook savings                             9,724,844            279,365         2.87%
Certificates of deposit, other
 than Jumbos                                44,264,201          2,417,380         5.46%
Jumbos                                       1,319,337             57,115         4.33%
                                           -----------         ----------         ----

                                                               AVERAGE BALANCE, INTEREST, YIELDS AND RATES
                                                                                                   Year ended September 30,
                                        ----------------------------------------------------------------------------------------
                                                      1998                                             1997
                                        ------------------------------------------     -----------------------------------------


                                          Average                          Yield/         Average                         Yield/
                                          Balance           Interest        Cost          Balance          Interest        Cost
                                          -------           --------       ------         -------          --------       ------


  Total interest-bearing deposits        $116,692,181       $5,416,128       4.64%       $61,700,477       $2,819,560      4.57%
Borrowed funds                             17,810,529        1,148,782       6.45%        15,838,355          981,737      6.20%
                                         ------------       ----------       ----        -----------       ----------      ----
   Total interest-bearing liabilities     134,502,710        6,564,910       4.88%        77,538,832        3,801,297      4.90%
Non-interest bearing demand
   deposits                                 3,183,937                                      1,364,221
Advances by borrowers for
   property taxes                             341,284                                        311,372
Accrued interest payable                      813,599                                        650,236
Income taxes payable                        1,366,979                                        656,951
Accrued expenses and other
  liabilities                               1,214,851                                        733,320
                                         ------------                                    -----------
   Total liabilities                      141,423,360                                     81,254,932
Stockholders' equity                       16,016,540                                     13,208,290
                                         ------------                                    -----------
   Total liabilities & stockholders'
    equity                               $157,439,900                                    $94,463,221
                                         ============                                    ===========
Net interest income                                         $4,533,207                                     $3,292,100
                                                            ==========                                     ==========
Interest rate spread                                                         3.20%                                         3.19%
                                                                           ======                                        ======
Net yield on total interest earning
    assets                                                                   3.30%                                         3.76%
                                                                           ======                                        ======
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                       102.12%                                       112.99%
                                                                           ======                                        ======





                                        ------------------------------------------------
                                                             1996
                                        ------------------------------------------------


                                          Average                              Yield/
                                          Balance            Interest           Cost
                                         ---------          ----------        --------

  Total interest-bearing deposits        $62,417,409         $3,006,037         4.82%
Borrowed funds                             8,978,744            553,372         6.16%
                                         -----------         ----------         ----
   Total interest-bearing liabilities     71,396,353          3,559,409         4.99%
Non-interest bearing demand
   deposits                                1,222,123
Advances by borrowers for
   property taxes                            328,858
Accrued interest payable                     655,018
Income taxes payable                         463,812
Accrued expenses and other
  liabilities                                238,643
                                         -----------
   Total liabilities                      74,304,807
Stockholders' equity                      13,578,131
                                         -----------
   Total liabilities & stockholders'
    equity                               $87,882,937
                                         ===========
Net interest income                                          $3,060,867
                                                             ==========
Interest rate spread                                                            2.93%
                                                                              ======
Net yield on total interest earning
    assets                                                                      3.66%
                                                                              ======
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                          117.12%
                                                                              ======

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         Investment securities held to maturity were $971,000, $162,000 and $154,000 at September 30, 1998, September 30, 1997 and September 30, 1996, respectively. The increase of $809,000 in 1998 was due primarily to the acquisition of First Federal Savings and Loan Association of Chilton County during the first fiscal quarter. First Federal's portfolio of investment securities available for sale totaled $36,824,000 and $16,666,000 at September 30, 1998 and September 30, 1997, respectively.

         The composition of First Federal's total investment securities portfolio reflects First Federal's former investment strategy of providing acceptable levels of interest income from portfolio yields while maintaining level of liquidity which would allow First Federal a degree of control over its interest rate position. In previous years, First Federal invested primarily in investment grade CMOs and mortgage-backed securities because of their liquidity, credit quality and yield characteristics. The yields, values and duration of such securities generally vary with interest rates, prepayment levels, and general economic conditions and, as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such securities also may have longer stated maturities than other securities, which may result in further price volatility. First Federal made purchases of CMOs amounting to $3,329,000 in 1994, along with purchases of mortgage-backed securities amounting to $204,000 in 1994.

         With First Federal's purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, First Federal revised its investment strategy, deciding to curtail its purchases of CMOs and mortgage-backed securities and utilize principal repayments on these securities to fund construction loans. Accordingly, First Federal did not purchase any CMOs or mortgage-backed securities from 1994 through 1997. However, in 1998 First Federal acquired approximately $466,000 in CMOs and $16,101,000 in mortgage-backed securities, as a result of First Federal's acquisition of Chilton County in October 1998. In addition, as a result of the excess cash on hand from the Chilton County acquisition, First Federal purchased approximately $18,670,000 in mortgage-backed securities in 1998.

         Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 1998, 1997, and 1996 were $15,292,000, $3,093,000, and $7,247,000, respectively. As of September 30, 1998 First Federal had an investment in FHLB agencies of $150,000 compared to $2,000,000 as of September 30, 1997. The decrease is due to approximately $2,000,000 in agencies being called in fiscal 1998. At September 30, 1998, First Federal had investments of approximately $4,854,000 in equity securities such as FHLB stock, FHLMC stock, other common stock, and mutual funds.

           The following table indicates the amortized cost of the portfolio of investment securities held to maturity at September 30, 1998, September 30, 1997 and September 30, 1996:

                                                                        Amortized Cost
                                                                         September 30,
                                                               -----------------------------------
                                                                1998            1997          1996
                                                                        (In thousands)
Investment Securities Held to Maturity:
      U.S. Government agency...............................     $499             $162         $154
      Mortgage-backed securities...........................       90               --           --
      Collateralized mortgage obligations..................       --               --           --
      Other................................................      382               --           --
                                                                ----            -----        -----
               Total investment securities
               held to maturity............................    $ 971            $ 162        $ 154
                                                               =====            =====        =====


         The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 1998, 1997 and 1996:

                                                                                      Fair Value
                                                                                      September 30,
                                                                      ------------------------------------------
                                                                       1998              1997             1996
                                                                       ----              ----             ----
                                                                                 (In thousands)
Investment Securities Available for Sale:
     U.S. Government agency..................................          $1,101            $2,008           $4,697
     Mortgage-backed securities..............................          26,538             4,751            6,091
     Collateralized mortgage obligations.....................           4,331             6,141            7,878
     Other...................................................           4,854             3,766            3,127
                                                                     --------             -----            -----
        Total investment securities available for sale.......         $36,824           $16,666          $21,793
                                                                      =======           =======          =======



         At September 30, 1998, First Federal owned CMOs totaling $4,331,000. These securities were all backed by federal agency guaranteed mortgages except for two issues, in the amount of $230,000, which are privately issued mortgage pass-through certificates. One issue, totaling $417,000, bears a fixed rate of interest; the remainder are variable rate instruments.

         The mortgage-backed securities portfolio, totaling $26,538,000 at September 30, 1998, consists of fixed rate mortgages in the amount of $13,889,000 and ARMs in the amount of $12,649,000. At the time of purchase, First Federal looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

                  The following table presents the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 1998:

                                                                                 Maturities of
                                                                            Investment Securities
                                                                        After one    After five
                                                        Within           through       through            After
                                                       one year        five years     ten years         ten years
                                                       --------        ----------     ---------         ---------
                                                                             (In thousands)
U.S. Government agencies, excluding
    mortgage-backed securities....................      $    --           $350         $    751         $      --
Mortgage-backed securities........................           --            163            9,236            17,139
Collateralized mortgage obligations...............          417             --              537             3,377
Other securities..................................           --             --               --                --
                                                        -------          -----         --------          --------
    Total investment securities
         available for sale.......................      $   417          $ 513         $ 10,524          $ 20,516
                                                        =======          =====         ========          ========



                                                                        Weighted Average Yields(1)
                                                                        (Taxable equivalent basis)
                                                                       After one          After five
                                                           Within       through             through       After
                                                          one year     five years          ten years     ten years
                                                          --------     ----------          ---------     ---------
                                                                          (In thousands)
U.S. Government agencies, excluding
  mortgage-backed securities.................                  --        7.20%                6.66%            --
Mortgage-backed securities...................                  --        7.66%                6.13%         5.55%
Collateralized mortgage obligations..........               6.31%           --                5.24%         6.10%
Other securities.............................                  --           --                   --            --
                                                            -----        -----                -----
    Total weighted average yield.............               6.31%        7.35%                6.12%         5.64%
                                                            =====        =====                =====         =====


-------------------
(1) None of First Federal's investment securities are tax exempt.

    Investment securities held to maturity at September 30, 1998 generally have contractual maturities of one year or less.

         The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and amount of principal repayments is generally unpredictable. However, assuming current prepayment rates and normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values and weighted average yields of First Federal's CMOs and mortgage-backed securities at September 30, 1998:

                                      Principal payments expected during the fiscal
                                                year ending September 30,                        At September 30, 1998
                                ----------------------------------------------------------   ------------------------------
                                                          (Dollar amounts in thousands)
                                                                                                                   Weighted
                                                                                           Carrying     Fair        Average
                                1999       2000      2001      2002      2003   Thereafter   Value      Value        Yield
                                ----       ----      ----      ----      ----   ----------   -----      -----        -----
Collateralized  mortgage
   obligations .............    $2,276    $  187    $  114    $   65    $  279    $1,404    $ 4,325    $ 4,331       6.02%
Mortgage-backed
   securities ..............    $6,160    $4,602    $3,409    $2,594    $1,991    $7,603    $26,359    $26,538       5.81%
Agencies ...................    $  828        --        --        --    $  250        --    $ 1,078    $ 1,101       6.65%



         LOANS

         Total loans of $105,322,000 at September 30, 1998 reflected an increase of $33,356,000 (46.3%) compared to September 30, 1997. Total loans of $71,966,000 at September 30, 1997 reflected an increase of 14.9% from total loans of $62,653,000 at September 30, 1996. The increase from fiscal 1997 to fiscal 1998 was largely due to the loans acquired in connection with the purchase of Chilton County in October of 1997. First Federal has experienced strong loan demand in its one-to-four family construction loan portfolio since First Federal's purchase of the construction loan portfolio and the opening of a loan production office in 1994. See "BUSINESS -- Business of First Federal -- Construction Lending."

         One-to-four family real estate mortgage loans increased $6,257,000 (15%) from September 30, 1995 to September 30, 1996. The increase from September 30, 1996 to September 30, 1997 was $5,005,000 (10%). The increase from September 30, 1997 to September 30, 1998 was $24,601,000 (46.5%). First Federal
aggressively pursues real estate mortgage loans within its own market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all residential mortgage loans with terms greater than 15 years. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $11,743,000, $4,629,000 and $4,360,000 for the years ended September 30, 1998, 1997, and 1996, respectively. See "FINANCIAL STATEMENTS -- Consolidated Statements of Cash Flows." Had First Federal not sold residential mortgage loans over the past several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin than the percentage indicated above. The relatively stable interest rate market for much of 1998 and 1997 resulted in an increase in volume of loans sold during these periods. The following table presents the composition of the loan portfolio for each of the past five years:

                                                     Loan Portfolio Composition (dollar
                                                              amounts in thousands)

                                                                 At September 30,
                       -----------------------------------------------------------------------------------------------------
                             1998                   1997                1996              1995                   1994
                       -----------------------------------------------------------------------------------------------------

                                    Percent              Percent           Percent               Percent             Percent
                          Amount    of Total    Amount   of Total  Amount  of Total   Amount     of Total   Amount  of Total
                          ------    --------    ------   --------  ------  --------   ------     --------   ------  --------
Real estate mortgage
   loans:
   One-to-four family     $73,239     70.02%    $52,855    73.74%  $47,981   76.89%   $41,593     77.70%   $39,989   79.82%
   Multi-family and
     commercial             1,837      1.76         390     0.54       485    0.78        535      1.00        585    1.17
Construction loans         20,833     19.92      22,880    31.92    17,717   28.39     13,495     25.21     10,715   21.39
Savings account loans       1,988      1.90         826     1.15       753    1.21        873      1.63        739    1.48
Installment loans           7,593      7.26       2,044     2.85     2,129    3.41      2,736      5.11      3,163    6.31
Second Mortgage Loans       6,216      5.94          --       --        --      --         --        --         --      --
                         --------               -------            -------            -------              -------
   Total loans           $111,706               $78,995            $69,065            $59,232              $55,191
                         ========               =======            =======            =======              =======

Less:
   Loans in process       (6,102)     (5.83)    (6,778)    (9.46)  $(6,195)   (9.93)  $(5,243)     (9.79)  $(4,670)   (9.32)
   Discounts and
   other, net               (282)     (0.27)      (251)    (0.35)     (217)   (0.35)     (190)     (0.35)     (189)   (0.38)
   Allowance for loan
    losses:                 (732)     (0.70)      (284)    (0.40)     (251)   (0.40)     (266)     (0.50)     (231)   (0.46)
                         -------     ------     -------    ------  -------   ------   -------     ------   -------   ------

   Total loans, net     $104,590     100.00%   $71,682    100.00%  $62,402   100.00%  $53,533     100.00%  $50,101   100.00%
                        ========     ======    =======    ======   =======   ======   =======     ======   =======   ======



         The following table shows the maturity of First Federal's loan portfolio at September 30, 1998, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 1998. The table below does not include an estimate of prepayments, the occurrence of which would significantly shortens the average life of all mortgage loans and cause First Federal's actual repayment to differ from that shown below.

                                                           Loan Maturities
                                Due during the year
                                  ending Sept 30,
                           -------------------------------
                                                              Due after    Due after    Due After    Due After
                            1999         2000        2001     3-5 years    5-10 years  10-15 years   15 years       Total
                            ----         ----        ----     ---------    ----------  -----------   ---------      -----

                                                                   (In thousands)
Real estate mortgage       $ 2,319      $  953      $2,697      $5,911      $16,364      $22,743      $25,798      $ 76,785
Construction loans(1)       15,533          --          --          --           --           --           --        15,533
All other loans              3,489       1,457       1,646       3,916        1,133          631           --        12,272
                           -------      ------      ------      ------      -------      -------      -------      --------
Total                      $21,341      $2,410      $4,343      $9,827      $17,497      $23,374      $25,798      $104,590
                           =======      ======      ======      ======      =======      =======      =======      ========


--------------------

(1) The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing which will pay off the construction loan.

         The following tables set forth, at September 30, 1998 and September 30, 1997, the dollar amount of loans due after September 30, 1998 and September 30, 1997, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:


                                                               September 30, 1998
                                               --------------------------------------------------
                                                  Fixed            Floating or
                                                   Rate           Adjustable Rate         Total
                                                   ----           ---------------         -----
                                                                  (In thousands)
Real estate mortgage loans..........           $ 57,595               $ 34,375          $ 91,970
Commercial loans....................                348                     --               348
Savings and installments loans......             12,272                     --            12,272
                                               --------               --------          --------
   Total............................           $ 70,215               $ 34,375          $104,590
                                               ========               ========          ========



                                                                September 30, 1997
                                              --------------------------------------------------
                                                  Fixed             Floating or
                                                   Rate           Adjustable Rate         Total
                                                   ----           ---------------         -----
                                                                   (In thousands)
Real estate mortgage loans..........           $ 53,806                $14,665           $68,471
Commercial loans....................                390                     --               390
Savings and installments loans......              2,821                     --             2,821
                                               --------                -------           -------
   Total............................           $ 57,017                $14,665           $71,682
                                               ========                =======           =======



     The following table sets forth First Federal's loan originations, sales and principal repayments for the periods indicated.

                                                             Year ended September 30,
                                                      -------------------------------------
                                                          1998         1997         1996
                                                                (In thousands)
Loan Originations:
     Real estate mortgage and construction loans ..      $61,629      $53,227      $46,096
     All other loans ..............................        7,820        3,483        1,125
                                                         -------      -------      -------
        Total .....................................       69,449       56,710       47,221
                                                         =======      =======      =======
Portfolio Loan Purchases:
     Real estate mortgage loans ...................           --           --           --
                                                         =======      =======      =======
Portfolio Loan Sales Proceeds:
     Real estate mortgage loans ...................       11,743        4,485        4,360
                                                         =======      =======      =======
Principal Repayments:
     Real estate mortgage and construction loans ..       43,040       35,751       34,928
     All other loans ..............................        6,825        3,470          399
                                                         -------      -------      -------
     Total ........................................      $49,865      $39,221      $35,327
                                                         =======      =======      =======

                   ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

          The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Interest income on a nonaccrual loan is recognized only on a cash basis. See "--Nonperforming Assets."

          Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. Senior management and the First Federal Board are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the First Federal Board as to loan charge-offs on a monthly basis.

          At September 30, 1998, September 30, 1997 and September 30, 1996, loans accounted for on a nonaccrual basis were approximately $1,734,000, $116,000, and $203,000, respectively, or 1.6%, 0.16%, and 0.32% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $394,000, $591,000, and $343,000 at September 30, 1998, September 30, 1997 and September 30, 1996, respectively.

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

          First Federal began construction lending activities in March of 1994. As of September 30, 1998, First Federal has not experienced any significant losses on the construction loan portfolio. Since these lending activities are fairly new to First Federal, First Federal does not have the same historical data available for construction loans as for other loans. Due to the concentration of these loans, a default by certain construction loan borrowers, or other financial difficulty, could result in a significant addition to the allowance for loan losses.

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

          In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of First Federal's examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; correspondingly, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While all information available is used by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. First Federal's Board of Directors reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, which are classified are loans which are greater than 90 days delinquent. However, the Board of Directors may also classify loans less than 90 days delinquent should such classification be considered necessary.

          First Federal's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to banks' provisions for loan losses and allowances for loan losses as the regulators' credit evaluations and allowance for loan loss methodology have differed from those of the management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. First Federal attempts to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses. See "SUPERVISION AND REGULATION."

          Management believes that the $732,000 in allowance for loan losses at September 30, 1998, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal's loan portfolio. At September 30, 1998, $155,000 of the allowance for loan losses was reserved for possible losses on construction loans, $370,000 was reserved for possible losses on real estate mortgage loans, and the remaining 207,000 was reserved for all other loan classifications.

          The following table summarizes the levels of the allowance for loan losses at the end of the last five years:

                                                                          Year Ended September 30,
                                           1998                1997               1996              1995              1994
                                           ----                ----               ----              ----              ----

                                                                        (Dollar amounts in thousands)
Balance at beginning of period             $284                $251               $266              $231              $189
Clanton Balance at Acquisition              488                  --                 --                --                --
Charge-offs:
      Real estate                            16                  --                  3                 1                10
Installment                                  82                   4                 14                14                 6
                                           ----                ----               ----              ----              ----
           Total charge-offs                 98                   4                 17                15                16
                                           ----                ----               ----              ----              ----
Recoveries:
      Real estate mortgage                    4                  --                 --                --                --
      Installment                             9                   1                  2                21                 8
                                           ----                ----               ----              ----              ----
           Total recoveries                  13                   1                  2                21                 8
                                           ----                ----               ----              ----              ----
Net loans (recovered) charged off            85                   3               (15)               (6)                 8

Provisions for loan losses                        45                  36                  -                29                50
                                            --------              ------             ------            ------            ------
Balance at end of period                    $    732              $  284             $  251            $  266            $  231
                                            ========              ======             ======            ======            ======
Ratio of net charge-offs to total loans
  outstanding net of unearned income            0.08%               0.00%             (0.02%)           (0.01%)            0.02%
                                            ========              ======             ======            ======            ======
 Ratio of allowance for loan losses
  to loans outstanding, net of
  unearned income                               0.66%               0.39%              0.40%             0.49%             0.46%
                                            ========              ======             ======            ======            ======

Total Loans Outstanding                     $104,590              71,967             62,653            53,799            50,332


          As indicated in the above table, First Federal substantially increased its loan loss allowance in 1998 from the levels of the preceding four years. This increase was primarily due to the acquisition of Chilton County in October of 1997.

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


                                                                     At September 30,
                           --------------------------------------------------------------------------------------------------
                                      1998                                 1997                                1996
                           --------------------------          ----------------------------        --------------------------
                                     Percent of loans                      Percent of loans                  Percent of loans
                                     in each category                      in each category                  in each category
                           Amount     to total loans           Amount       to total loans         Amount     to total loans
                           ------    ----------------          ------      ----------------        ------    ----------------
                                                               (Dollar amounts in thousands)
Real estate mortgage
   loans                    510           69.67%                217             82.75%              171            68.13%
All other loans             222           30.33%                 67             17.25%               80            31.87%
                           ----           -----                ----             -----              ----            -----
   Total allowance
      for loan losses      $732             100%               $284               100%             $251              100%
                           ====           =====                ====             =====              ====            =====


          On October 1, 1994, First Federal adopted the Financial Accounting Standards Board's Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), as amended by FAS 118. FAS 114 addresses the accounting by creditors for impairment of certain loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under FAS 114, creditors are permitted to use existing methods for recognizing interest income on impaired loans. FAS 114 requires that an entity disclose its policy for recognizing interest income on impaired loans, including how cash receipts are recorded. The effect of the adoption of FAS 114 was immaterial. At September 30, 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118 was approximately $221,000. The average recorded investment in impaired loans amounted to approximately $227,000 for the year ended September 30, 1998. The allowance for loan losses related to impaired loans was approximately $221,000 for fiscal 1998. Interest income on impaired loans of approximately $1,000 was booked in 1998. No loans were considered impaired at September 30, 1997.

            NONPERFORMING ASSETS

          First Federal has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. First Federal monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on nonaccrual status, accruing loans which are past due 90 days or more, and foreclosed real estate.

          First Federal's policy generally is to place a loan on nonaccrual status when there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower is able to make periodic interest and principal payments and the loan is no longer delinquent and is returned to accrual status.

          Nonperforming assets were $2,128,000, $707,000, and $546,000 at September 30, 1998, September 30, 1997, and September 30, 1996, respectively. The increase in 1998 was due to the acquisition of Chilton County. The increases in the levels of non-performing assets from 1996 to 1997 coincides with the increase in loan balances. As a percentage of total loans, nonperforming assets continue to be at levels which management considers to be acceptable and commensurate with First Federal's conservative lending policies.

          An analysis of the components of nonperforming assets at September 30, 1998, September 30, 1997 and September 30, 1996 is presented in the following table:

                                                                    At September 30,
                                                        ------------------------------------
                                                          1998           1997          1996
                                                        --------       -------       -------
                                                                    (In thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage loans                              $    756       $    80       $   147
All other loans                                              978            36            56
                                                        --------       -------       -------
   Total                                                $  1,734       $   116       $   203
                                                        --------       -------       -------
Accruing loans which are past due 90 days or more:
Real estate mortgage loans                              $    394       $   577       $   342
All other loans                                                0            14             1
                                                        --------       -------       -------
    Total                                               $    394       $   591       $   343
                                                        --------       -------       -------
Total of non-accrual and 90 days past
   due loans                                            $  2,128       $   707       $   546
Foreclosed real estate (net of related
   loss provisions)                                           --            --            --
                                                        --------       -------       -------
Total non-performing assets                             $  2,128       $   707       $   546
                                                        ========       =======       =======
Nonaccrual and 90 days past due loans
   as a % of total loans                                    2.03%         0.98%         0.87%
                                                        ========       =======       =======
Nonperforming assets as a % of total
   loans                                                    2.03%         0.98%         0.87%
                                                        ========       =======       =======
Total Loans Outstanding                                 $104,590       $71,967       $62,653
                                                        ========       =======       =======

          Management regularly reviews and monitors the loan portfolio in a effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

          DEPOSITS

                    Total deposits increased in fiscal 1998 by $63,331,000 (104.6%) to $123,883,000. In fiscal 1997, total deposits decreased 5.5%,from $64,095,000 to $60,552,000. Non-interest-bearing demand deposits were $3,436,000, $1,256,000, and $1,131,000, while total interest-bearing deposits were $120,447,000, $59,348,000, and $63,008,000 at September 30, 1998, September
30, 1997, and September 30, 1996, respectively.

                    First Federal's deposit mix at September 30, 1998 increased compared to year-end 1997. NOW accounts increased $5,679,000 (100.0%), while money market demand accounts decreased $77,000 (19.4%). Certificates of deposits other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates ("Jumbos"), increased $48,632,000 (115.6%). Non-interest-bearing demand deposits increased $2,180,000 (173.6%). During 1998, certificates of deposit, excluding Jumbos, comprised approximately 73.1% of total deposits while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 24.2% of First Federal's total deposits. Jumbos comprised 2.7% of total deposits at September 30, 1998.

     The composition of total deposits for the last three fiscal years is presented in the following table:


                                                                     September 30,
                                     -----------------------------------------------------------------------------
                                              1998                       1997                      1996
                                     -----------------------  -------------------------  -------------------------
                                                              (Dollar amounts in thousands)
                                                   Percent                    Percent                   Percent
                                                    change                     change                    change
                                                  from prior                 from prior                 from prior
                                       Amount      year-end     Amount        year-end    Amount        year-end
                                     ---------    ----------  ---------      ----------  --------       ----------
Non-Interest bearing
   Demand deposits                   $   3,436      173.57%   $   1,256         15.73%   $  1,131        (28.30)%
Interest bearing deposits:
   NOW accounts                         11,354      100.00        5,675        (15.80)      6,697         (6.93)
   Money market demand                     324      (19.40)         401        (13.39)        463         (7.95)
   Passbook savings                     14,769       57.45        9,380         (4.88)      9,861          1.63
   Certificates of deposit other
   than Jumbos                          90,698      115.60       42,066         (5.24)     44,395          3.17
   Jumbos                                3,302       86.55        1,770         14.34       1,548         85.17
                                     ---------      ------    ---------         -----    --------          ----
   Total interest bearing deposits     120,447      103.13       59,348         (5.81)     62,964          2.76
                                     ---------      ------    ---------         -----    --------          ----
         Total deposits              $ 123,883      104.59%   $  60,552         (5.53)%  $ 64,095          2.01%
                                     =========      ======    =========         =====    ========          ====



         The following tables set forth the distribution of First Federal's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented based on average balances:

                                                 At September 30, 1998
                                 -----------------------------------------------------
                                                                                                                  Percentage
                                                                                                                      of
Interest                                                                                                             total
  Rate         Term                             Category                      Minimum            Balance            Balances
--------       ----                             --------                      -------           --------          ----------

                                         (In thousands except minimum balance)
0.00%        None                Non-interest bearing demand                  $     50          $  3,436              2.77%
2.55%        None                NOW accounts                                      250            11,286              9.11

2.13%        None                Non-profit                                        100                68               .05
2.13%        None                Money market checking                           2,500               324              0.26
2.58%        None                Passbook savings                                   50            11,286             10.46

2.55%        None                Statement savings                                 100             1,811              1.46
4.75%        3 months            Fixed-term fixed rate certificate               2,500               591              0.48
5.38%        6 months            Fixed-term fixed rate certificate               2,500            13,207             10.66
5.58%        12months            Fixed-term fixed rate certificate                 500            18,950             15.30
5.73%        18 months           Fixed-term fixed rate certificate                 500             5,050              4.08

5.68%        IRA                 Fixed-term fixed rate certificate                 250            19,198             15.50

5.96%        30 months           Fixed-term fixed rate certificate                 500            28,382             22.91
5.87%        1 month             Fixed-term fixed rate certificate             100,000             3,302              2.67

6.59%        4 year              Fixed-term fixed rate certificate               1,500             3,464              2.80
6.65%        5 year              Fixed-term fixed rate certificate               1,500             1,856              1.50
6.25%        IRA                 Fixed-term fixed rate certificate                 250                --                --
                                                                                                --------            ------
                                                                                                $123,883            100.00%
                                                                                                ========            ======


                                                 At September 30, 1998
                                 -----------------------------------------------------
                                                                                                                  Percentage
                                                                                                                      of
Interest                                                                                                             total
  Rate         Term                             Category                      Minimum            Balance            Balances
--------       ----                             --------                      -------           --------          ----------

                                         (In thousands except minimum balance)
0.00%        None                Non-interest bearing demand                  $     50          $  1,258              2.08%
2.13%        None                NOW accounts                                      250             5,676              9.37

2.13%        None                Money market checking                           2,500               401              0.66
2.13%        None                Passbook savings                                   50             9,380             15.49

4.75%        3 months            Fixed-term fixed rate certificate               2,500               327              0.54
5.38%        6 months            Fixed-term fixed rate certificate               2,500             9,955             16.44
5.50%        12months            Fixed-term fixed rate certificate                 500             8,643             14.27
5.75%        18 months           Fixed-term fixed rate certificate                 500             2,916              4.82

5.50%        IRA                 Fixed-term fixed rate certificate                 250             8,024             13.25

6.25%        30 months           Fixed-term fixed rate certificate                 500             9,882             16.32
5.63%        1 month             Fixed-term fixed rate certificate             100,000             1,770              2.92
6.25%        4 year              Fixed-term fixed rate certificate               1,500               759              1.25
6.25%        5 year              Fixed-term fixed rate certificate               1,500             1,562              2.58
6.25%        IRA                 Fixed-term fixed rate certificate                 250                --                --
                                                                                                --------           -------
                                                                                                $ 60,552            100.00%
                                                                                                ========           =======

               Information about the average balances of interest-bearing demand deposits and time deposits for the periods indicated based upon average balances is provided below:

                                                                Year ended September 30,
                                  ----------------------------------------------------------------------------------------------
                                              1998                             1997                                1996
                                  -------------------------         ------------------------           -------------------------
                                                                (Dollar amounts in thousands)
                                  Interest                          Interest                           Interest
                                   bearing                           bearing                            bearing
                                   demand            Time            demand           Time              demand            Time
                                  deposits         deposits         deposits        deposits           deposits         deposits
                                  --------         --------         --------        --------           --------         --------
Average balance                    $25,157          $91,536          $16,574         $45,126            $16,835          $45,583
Average rate                          2.46%            5.24%            2.74%           5.24%              3.15%            5.43%



               The following table presents changes in deposits for the periods indicated:


                                                                        For the year ended September 30,
                                                     -----------------------------------------------------------------
                                                       1998                1997             1996                 1995
                                                     =======              ======           ======               ======

                                                                  (Dollar amounts in thousands)
Opening balance                                       60,552              64,095           62,832               64,774
Deposits Acquired through Acquisition                 64,608
Net deposits (withdrawals)                            (4,331)             (5,364)            (626)              (3,901)
Interest credited on deposits                          3,055               1,821            1,889                1,959
Ending balance                                       123,884              60,552           64,095               62,832
                                                     =======              ======           ======               ======
To decrease (increase) in deposits                    63,332              (3,543)           1,263               (1,942)
                                                     =======              ======           ======               ======
Percentage decrease (increase)                        104.59%              (5.53)%           2.01%               (3.00)%
                                                     =======              ======           ======               ======

                  The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

                                                   Year ended September 30,
                                --------------------------------------------------------
                                    1998                     1997                 1996
                                  ---------                ---------            --------
                                                         (In thousands)
Interest Rate
-------------
2.00-2.99%                      $        --                $     106           $     119

3.00.-3.99%                              --                       --                 276

4.00-4.99%                              591                      450               1,507

5.00.-5.99%                          64,168                   37,276              38,106

6.00-6.99%                           26,693                    4,927               4,889

7.00.-7.99%                           2,548                    1,079               1,046
                                  ---------                ---------            --------
         Total                    $  94,000                $  43,838            $ 45,943
                                  =========                =========            ========



     There were no certificates of deposit bearing an interest rate less than 4.0% at September 30, 1998. At September 30, 1998, First Federal had outstanding approximately $94.0 million in certificate accounts that mature as follows:

                                                 Amount due
                 -------------------------------------------------------------------------
                     Less         One         Two     Three      Four
                 than one      to two    to three   to four   to five
                     year       years       years     years     years   Thereafter   Total
                 --------      ------    --------   -------   -------   ----------   -----
                                             (In thousands)
Interest Rate
2.00-2.99%       $    --      $    --      $   --      $ --      $ --       $--     $    --

3.00.-3.99%           --           --          --        --        --        --          --

4.00-4.99%           591           --          --        --        --        --         591

5.00.-5.99%       47,437       13,567       2,851       169       145        --      64,169

6.00-6.99%        16,045        9,123       1,219       183       122        --      26,692

7.00.-7.99%        2,507           41          --        --        --        --       2,548
                 -------      -------      ------      ----      ----       ---     -------
      Total      $66,580      $22,731      $4,070      $352      $267       $--     $94,000
                 =======      =======      ======      ====      ====       ===     =======

         Certificates of deposit of $100,000 or more, other than Jumbos, mature as follows as of September 30, 1998:

                                                  Amount due
                  -------------------------------------------------------------------------------
                      Less         One          Two     Three     Four
                  than one      to two     to three   to four  to five
                      year       years        years     years    years     Thereafter       Total
                  --------      ------     --------   -------  -------     ----------      ------
                                              (In thousands)
Interest Rate
2.00-2.99%          $   --      $   --         $ --      $ --      $--            $--      $   --

3.00.-3.99%             --          --           --        --       --             --          --

4.00-4.99%             222          --           --        --       --             --         222

5.00.-5.99%          2,345       1,197          201        --       --             --       3,743

6.00-6.99%           5,055       2,067          422       100       --             --       7,644

7.00.-7.99%            959          --           --        --       --             --         959
                    ------      ------         ----      ----      ---             --      ------
         Total      $8,581      $3,264         $623      $100      $--            $--      12,568
                    ======      ======         ====      ====      ===             ==      ======



         Jumbos mature as follows as of September 30, 1998:


                                                  Amount due
                  -------------------------------------------------------------------------------
                      Less         One          Two     Three     Four
                  than one      to two     to three   to four  to five
                      year       years        years     years    years     Thereafter       Total
                  --------      ------     --------   -------  -------     ----------      ------
                                              (In thousands)
Interest Rate
-------------
2.00-2.99%          $   --       --        $     --   $    --  $   --             $--      $   --

3.00.-3.99%             --       --                        --      --              --          --

4.00-4.99%              --       --              --        --      --              --          --

5.00.-5.99%            906       --              --        --      --              --         906

6.00-6.99%           1,990      406              --        --      --              --       2,396

7.00.-7.99%             --       --              --        --      --              --          --
                    ------      ---        --------   -------  ------             ---      ------
         Total       2,896      406        $     --   $    --  $   --              --      $3,302
                    ======      ===        ========   =======  ======             ===      ======


         The following table presents the maturities of certificates of deposit as of September 30, 1998, September 30, 1997 and September 30, 1996:


                                              Maturities of Time Deposits
                                                     September 30,
                                          -----------------------------------
                                            1998         1997          1996
                                            ----         ----          ----
                                                    (In thousands)
Three months or less                      $ 2,433      $ 9,189      $ 8,099

After three within six months              12,417       10,799       10,655

After six within twelve months             51,730       15,138       15,302

One year to two years                      22,731        5,385        8,115

Two years to three years                    4,070        2,991        2,372

Three years to four years                     352          314        1,106

Four years to five years                      267           22          294
                                          -------      -------      -------
    Total                                 $94,000      $48,838      $45,943
                                          =======      =======      =======
Weighted average rate on all
  certificates of deposit
  at period-end                              5.73%        5.58%        5.53%
                                          =======      =======      =======



SHORT-TERM BORROWINGS

         First Federal has a line of credit of up to $4,000,000 which bears interest at the prime lending rate plus 1%. The line of credit requires monthly interest payments and payments of the outstanding balance in October 1998. The prime lending rate was 8.50% at September 30, 1998 and the outstanding balance on the line of credit was $5,000.

         Borrowings also include borrowings from the FHLB of Atlanta (See "-- Liquidity"). The balances outstanding at September 30, 1998, and September 30, 1997 were $16,044,000 and $17,058,000, respectively. These balances included advances with both fixed and variable interest rates, which averaged 5.86% and 5.99% at September 30, 1998 and September 30, 1997, respectively.

CAPITAL RESOURCES

         STOCKHOLDERS EQUITY

         SouthFirst's consolidated shareholders' equity was $15,671,000 and $13,623,000 at September 30, 1998 and September 30, 1997, respectively. The 1998 increase was primarily due to the acquisition of Chilton County during the year.

         During 1998, cash dividends of $543,746, or $0.575 per share, were declared on SouthFirst Common Stock. During 1997, cash dividends of $414,188, or $0.50 per share were declared. The cash dividends declared during 1996 included a special dividend of $2.00 per share, paid in connection with SouthFirst's equity management programs. SouthFirst's special dividend in 1996 should be considered a non-recurring event and, although SouthFirst plans to continue a dividend payout policy that allows it to maintain adequate capital to support future growth and capital adequacy, the 1996 dividend payout ratio, which was based in part on excess capital, cannot be viewed as a guarantee of future dividend payments. Management believes that a strong capital position is vital to the continued profitability of First Federal and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution.

         Certain financial ratios for First Federal as of the end of the most recent three fiscal years and presented in the following table:


                                                  Equity and Assets Ratio
                                                        September 30,
                                               --------------------------------
                                                1998       1997         1996
                                                ----       ----         ----
Return on average assets                        0.40%      0.52%         (0.02)%

Return on average stockholder's equity          3.96%      3.75%         (0.12)%

Common dividend payout ratio                   85.65%     83.59%       (11,513)%

Average shareholders' equity to average        10.17%     13.98%         15.45%
  assets


         FIRREA and the implementing regulations of the OTS, which became effective on December 7, 1989, changed the capital requirements applicable to thrifts, including First Federal, and the consequences for failing to comply with such standards. The capital standards include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. FIRREA specifies such capital requirements and states that such standards shall be no less stringent than the capital standards applicable to national banks. The OTS has issued guidelines identifying minimum regulatory tangible capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. See "SUPERVISION AND REGULATION -- Regulatory Capital Requirements." As shown in the table below, First Federal was in compliance with these regulatory capital requirements at September 30, 1998 and September 30, 1997.

                                           At September 30, 1998                                 At September 30, 1997
                           -------------------------------------------------       ------------------------------------------------
                              Tangible             Core           Risk-based        Tangible            Core             Risk-based
                              Capital             Capital           Capital          Capital           Capital             Capital
                              -------             -------           -------          -------           -------             -------
Capital                    $ 13,878,000      $    13,878,000      $13,878,000      $12,785,000      $    12,785,000     $12,501,000

Adjustments
  General valuation
    allowance                        --                   --          747,000               --                   --         284,000

Goodwill                       (356,000)            (356,000)        (356,000)              --                   --              --

Unrealized gains             (1,453,000)          (1,453,000)      (1,453,000)              --                   --              --

Regulatory capital           12,069,000           12,069,000       12,816,000       12,785,000           12,785,000      12,785,000

Regulatory asset base       156,440,000          156,440,000       75,044,000       94,950,000           94,950,000      57,500,000

Capital ratio                      7.71%                7.71%           17.08%           13.46%               13.46%          22.23%

Minimum required ratio             1.50%                4.00%            8.00%            1.50%                3.00%           8.00%

Capital ratio required
  for "well-capitalized"
  designation                        --                 5.00%           10.00%              --                 5.00%          10.00%


LIQUIDITY

         Liquidity is a bank's ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, First Federal could experience higher costs of obtaining funds due to insufficient liquidity. On the other hand, excessive liquidity could lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

         Asset liquidity is provided primarily through the repayment and maturity of investment securities, and the sale and repayment of loans.

         Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 75% of its mortgage loans which are backed by one-to-four family residential properties. At September 30, 1998, First Federal had credit available, net of advances drawn down, of approximately $6 million. First Federal has drawn down such advances in the amount of approximately $16 million at September 30, 1998, in order to fund dividend payments to shareholders and to pay various holding company expenses.

         On a consolidated basis, net cash provided by operating activities in fiscal 1998 was $1,107,023, a $1,282,000 increase from 1997. The $12,947,000 in net cash provided by investing activities during 1998 consisted primarily of a $13,855,000 increase in proceeds from calls and maturities of investment securities held to maturity. Proceeds from sales of investment securities available for sale increased to $20,206,000 from $541,000 in 1997. The $7,289,000 in net cash used by financing activities resulted from a decrease of $3,433,000 in certificates of deposits, coupled with a net repayment of $4,484,000 in borrowed funds, payment of $496,800 in common stock dividends, and acquisition of treasury stock in the amount of $669,000.

            First Federal's liquidity ratio at September 30, 1998 was 8.32% and at September 30, 1997 was 9.28%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's expectations to the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid no dividends to SouthFirst during 1997 or 1996. In 1998, First Federal paid $2,893,000 to SouthFirst in order to purchase Treasury Stock and partially repay a revolving line of credit with Regions Bank.

            SouthFirst also requires cash for various purposes including servicing debt, paying dividends to shareholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from First Federal. First Federal's capital levels meet the requirements for a "well capitalized" institution and enable First Federal to pay dividends to SouthFirst. See "SUPERVISION AND REGULATION -- Regulation of First Federal -- Capital Adequacy Requirements." In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings.

            SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of common stock in 1994. Substantially all of those funds have been used to pay dividends, (including a special $2.00 per share dividend in 1996), acquire treasury stock, invest in affiliates and pay general corporate expenses. Accordingly, SouthFirst will likely rely on dividends from First Federal to repay borrowings under its line of credit, which has been used, in part, to pay dividends to Shareholders. See " -- Financial Condition -- Short-Term Borrowings."

RESULTS OF OPERATIONS

            NET INCOME

            For the fiscal year ended September 30, 1998, net income increased $139,375, to $634,874. Earnings per common share was $0.68 for the fiscal year ended September 30, 1998. The primary increase in net income in fiscal 1998 was due to an increase of $2,512,000 in interest earned on loans, an increase of $1,492,000 in interest income on investment securities, an increase of $889,000 in other income, an increase of $2,764,000 in interest expense, and an increase of $1,897,000 in total other expenses. The large incremental changes in these areas relative to fiscal 1997 is largely explained by the acquisition of Chilton County in the first quarter of fiscal 1998.

            For the year ended September 30, 1997, net income increased $512,155 to $495,499 or $0.62 per share. The primary reason for the increase in net income was due to an increase of approximately $873,000 in interest income on loans. This increase in interest income on loans was offset, however, by a decrease of $366,000, in interest income on investments available for sale a decrease of $189,000 in other income, and an increase of $428,000 in interest expense for borrowed funds. In addition, for the year ended September 30, 1997, net income was positively affected by a decrease of $374,000 in compensation and benefits, which was primarily associated with the $2.00 per share special dividend and a $430,000 decrease in other expenses, which was incurred in 1996 as a result of the special SAIF assessment in fiscal 1996.

            Weighted average shares outstanding in 1998 and 1997 reflects shares outstanding for the entire year.

            The items discussed in the preceding paragraphs are discussed more fully below.

            NET INTEREST INCOME

            Net interest income is the difference between the interest First Federal earns on its loans, investment securities and other earning assets and the interest cost of its deposits and borrowed funds. This is the primary component of First Federal's earnings. Net interest income was $4,533,000 for the twelve months ended September 30, 1998. This increase of $1,241,000 (37.7%) over the comparable twelve months of 1997 is primarily the result of the effect the acquisition of Chilton County. The acquisition of Chilton County was largely responsible for the increase in the average balance of interest earning assets from $87.6 million to $137.3 million while the average balance of interest-bearing liabilities increased from $77.6 million to $134.5 million. The net interest rate spread remained the same as rates on interest-earning assets decreased two basis points to 8.08%, while cost of funds decreased two basis points to 4.88%. The combined effect of the increases in average balances and the changes in rates above resulted in an increase in net interest income.

            Net interest income was $3,292,000 for the twelve months ended September 30, 1997. This increase of $231,000 (7.5%) over the comparable period in 1996 was primarily the result of an increase in the net yield on total interest-earning assets. The net interest rate spread on total interest-earning assets increased 27 basis points as rates on interest-earning assets increased 18 basis points to 8.10%, while cost of funds decreased 9 basis points to 4.90% when compared to September 30, 1996.

            Net interest income was $3,061,000 for the twelve months ended September 30, 1996. This decrease of $43,000 (1.4%) over 1995 resulted primarily from the increase in interest on deposits and interest on borrowed funds. The net interest rate spread decreased 25 basis points as rates on interest-earning assets increased 22 basis points to 7.92%, while cost of funds increased 47 basis points to 4.99% when compared to 1995. The 25 basis point decrease in the interest rate spread is a result of a small decrease in the yield on loans during 1996 and an increase on the yield on interest-bearing liabilities offset by a slight increase in the yield on investments. These changes in yields resulted from the stabilization of interest rates in the market.

            As previously described above, First Federal's ALCO conducts a gap analysis in order to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. However, there can be no assurance that such analysis will positively affect earnings. See "-- Capital Resources -- Interest Rate Sensitivity Management" and "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" tables that appears elsewhere herein.

            RATE/VOLUME VARIANCE ANALYSIS

            The following table sets forth information regarding the extent to which changes in interest rates, changes in volume of interest assets, and changes in volume of interest related assets and liabilities have affected First Federal's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume). Changes in rate/volume have been allocated proportionately between changes in volume and changes in rates.


                                                                     Year Ended September 30,
                                 ----------------------------------------------------------------------------------------------
                                          1998 vs. 1997                    1997 vs. 1996                     1996 vs. 1995
                                        Increase (Decrease)              Increase (Decrease)              Increase (Decrease)
                                        -------------------              -------------------              -------------------
                                             Due to                            Due to                          Due to
                                 ------------------------------     -----------------------------    --------------------------
                                  Volume      Rate       Total      Volume      Rate      Total      Volume     Rate      Total
                                 --------    ------     -------     ------     ------     -----      ------    ------     -----

                                                                    (Dollar amounts in thousands)
Interest income:
     Investment securities       $ 1,265       231      $ 1,496      $(417)       15      $(402)     $(306)      128      $(178)
     Loans receivable              2,669      (161)       2,508        825        48        874        666       (71)       595
                                 -------      ----      -------      -----      ----      -----      -----      ----      -----
Total interest income              3,934        69        4,004        408        63        472        360        57        417
                                 =======      ====      =======      =====      ====      =====      =====      ====      =====

Interest expense:
     NOW accounts                    124       (35)          89         (5)      (47)       (52)        (7)       11          4
     Money market demand              (3)        -           (3)         -         5          5         (1)       (1)        (2)
     Passbook savings                117       (40)          78         (3)      (27)       (30)       (39)       18        (21)
     Certificates of deposit
        other than Jumbos          2,404        54        2,458        (37)      (92)      (129)        35       217        252
     Jumbos                           30       (49)         (19)        10        10         20          6         3          9
     Borrowed funds                  122        45          167        423         6        429        229       (11)       218
                                 -------      ----      -------      -----      ----      -----      -----      ----      -----
Total interest expense             2,797       (26)       2,770        387      (145)       242        223       237        460
                                 =======      ====      =======      =====      ====      =====      =====      ====      =====
Change in net interest
     income                        1,137        95        1,234         21       208        230        137      (180)       (43)
                                 =======      ====      =======      =====      ====      =====      =====      ====      =====


            INTEREST INCOME

            Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $11,098,000, $7,093,000, and $6,620,000 for the twelve months ended September 30, 1998, September 30, 1997, and September 30, 1996, respectively. Average interest earning assets increased $49,735,000 (56.7%) during 1998, and $3,994,000 (4.8%) during 1997, following an increase of $3,090,000 (3.8%) in 1996. The 1998, 1997 and 1996
yield remained relatively constant, reflecting the relative stability of the interest rate environment during that period. Interest and fees on loans were $8,273,000, $5,761,000, and $4,888,000 for the twelve months ended September 30, 1998, September 30, 1997, and September 30, 1996, respectively. Interest and fees on loans during 1998 increased $2,512,000 (43.6%) compared to 1997. Interest and fees on loans during fiscal 1997 increased $873,000 (17.9%), as compared to fiscal 1996. The increase in average loans receivable in 1998 was largely due to the acquisition of Chilton county plus the strong loan demand in 1998 as a result of lower interest rates. The increase in average loans receivable during 1997 and 1996, offset somewhat by the small decrease in yields in loans during 1997 and 1996, resulted in the increase in interest and fees on loans for 1997 and 1996.

            Interest income on total investment securities, including those held to maturity and those available for sale, increased $1,493,000 (112.1%) to $2,825,000 in 1998. The average balance outstanding of investment securities, including those held to maturity and those available for sale, increased $17,843,000 (95.1%) to $36,609,000 in 1998 from $18,766,000 in 1997. The yields on total investment securities were

7.72% in 1998 and 7.09% in 1997. The increase in interest income in 1998 was largely due to the volume of investment securities acquired in connection with the purchase of Chilton County.

            INTEREST EXPENSE

            Total average interest-bearing liabilities were $134,503,000, $77,539,000, and $71,396,000 for fiscal years 1998, 1997 and 1996, respectively.
Interest bearing liabilities increased by $56,964,000 (73.5%), $6,143,000 (8.61%), and $2,834,000(4.1%) for 1998, 1997, and 1996, respectively. The rates paid on these liabilities decreased 2 basis points to 4.88% in 1998, decreased 9 basis points to 4.90% during 1997, and increased 47 basis points to 4.99% in 1996. Total interest expense was $6,565,000 for 1998, $3,801,000 for 1997, and
$3,559,000 for 1996, which represented an increase of $2,764,000 (72.7%),
$242,000 (6.8%) and $266,000 (9.4%) during 1998, 1997 and 1996, respectively.
The increase in 1998 resulted from the additional interest-bearing liabilities associated with the acquisition of the Chilton County and an increase in the cost funds. The increase in 1997 resulted from an increase in the cost of funds. The increase during 1996 resulted from an increase in the rate paid associated with the general rise in market interest rates and an increase in the average balance.

            Interest on deposits, the primary component of total interest expense, increased to $5,416,000 in 1998 from $2,820,000 in 1997. Interest expense on total deposits for 1996 was $3,006,000. The average balance of interest bearing deposits increased to $116,692,000 in 1998, primarily as a result of the Chilton county acquisition. The average volume of outstanding interest bearing deposits decreased in 1997, but the effect on interest expense was offset by the increase in rates paid due to market conditions. The average volume of outstanding interest bearing deposits decreased slightly in 1996 but the effect on interest expense was offset by the increase in rates paid which was also due to market conditions.

            Interest expense on borrowed funds, including both short-term and other borrowed funds, was $1,149,000 and $982,000 for fiscal 1998 and 1997, respectively. Interest expense on borrowed funds was $553,000 in fiscal 1996. The increase in 1998 was due to the Chilton County acquisition as well as FHLB advances to fund loan growth during the year. The increase in 1997 was a result of additional advances of $7,500,000 from the FHLB to fund First Federal's continued loan growth. The average balance of FHLB advances outstanding was $16,379,738 for 1998 and $15,403,351 for 1997. The average balance of borrowed funds outstanding was $17,810,000 for 1998 and $15,838,000 for 1997.

            PROVISION FOR LOAN LOSSES

            The provision for loan losses is based on management's assessment of the risk in the loan portfolio, as reflected in the amount of recent loan losses. The provision for loan losses was $45,000, $36,000, and $1,200 during 1998, 1997, and 1996, respectively. These provisions for loan losses reflect management's assessment of the quality of the loan portfolio. As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in First Federal's primary market area of Talladega County, Alabama. Management believes that the credit risks associated with this type of loan are significantly lower than other loan types.

            Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures substantially reduce the credit risks associated with this type of loan. First Federal entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift and hiring the loan officer who originated and managed the portfolio. A significant portion of First Federal's residential construction loans were originated in Hoover, Alabama, a suburb of Birmingham and one of the most affluent areas of the state. See "INFORMATION REGARDING SOUTHFIRST -- Business of First Federal -- General -- Construction Lending." Since acquiring the portfolio, First Federal has not suffered a significant loss on a residential construction loan.

            For the reasons discussed above, charge-offs for the total loan portfolio, net of recoveries, averaged approximately $6,000 from 1994 through 1997. In 1998, net charge-offs increased to $85,000 due primarily to loans acquired in the Chilton County purchase. Management believes the allowances for loan losses at September 30, 1998 to be at an adequate level relative to the total loan portfolio and relative to nonperforming loans.

            Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review First Federal's allowance for loan losses and may require First Federal to recognize additions to the allowance based upon an analysis of information available at the time of their review. See "Management's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- Allowance for Loan Losses and Risk Elements."

            OTHER INCOME

            Other income increased $889,000 (80.7%) to $1,990,00 in 1998 from $1,101,000 in 1997. Other income decreased $189,000 (14.6%) to $1,101,000 in
1997 from $1,290,000 in 1996. The increase in 1998 was largely due to an increase of $373,000 in employee benefit consulting fees as a result of the acquisition of Chilton County and Pension & Benefit. The decrease in 1997 resulted primarily from the $583,000 settlement in 1996 of SouthFirst's lawsuit against USF&G. See "INFORMATION REGARDING SOUTHFIRST -- Business of First Federal -- Legal Proceedings."

            Service charges and other fees were $712,000, $577,000, and $563,000 in fiscal 1998, 1997, and 1996, respectively. The increase in 1998 was largely due to additional service charge and fee income derived from the Chilton County purchase. The fluctuations in 1997 and 1996 were due almost entirely to increases in income from charges for nonsufficient funds and overdraft charges.

            Gain on sale of loans increased $94,000 (64.8%) in 1998 and $18,000 in 1997. These increases were due to the increased volume of loans sold relative to prior years. Proceeds from sales of loans increased by $7,113,000 (153.6%) to $11,743,000 in 1998 and by $125,000 to $14,630,000 in 1997.

            OTHER EXPENSE

            Total other expense was $5,455,000 for 1998, $3,558,000 for 1997 and $4,274,000 for 1996. The increase in 1998 was $1,897,000 (53.3%) compared to a decrease in 1997 of $716,000 (16.7%), and an increase of $1,614,000 (60.6%) in
1996.

            Compensation and benefits totaled $3,373,000, $2,095,000, and $2,469,000 for 1998, 1997, and 1996, respectively. These levels reflect an increase of $1,278,000 (61.0%) in 1998, a decrease of $374,000 (15.2%) in 1997, and an increase of $990,000 (66.9%) in 1996. The increase in 1998 was primarily a result of the increased number of First Federal employees following the acquisition of Chilton

County and Pension & Benefit. The increase in 1998 can also be attributed to merit and cost-of-living raises and the cost of benefits association with such increases. The decrease in 1997 was primarily due to additional compensation awarded to select employees under SouthFirst's two Management Recognition Plans in 1996 including cash bonuses to SouthFirst's officers of $263,409 and the cost of a large number of shares released to participants in SouthFirst's Employee Stock Ownership Plan (the "ESOP") in 1996. The increase in the number of shares released is attributable to the special $2.00 dividend paid to qualifying shareholders, including the ESOP, on January 22, 1996. These costs did not recur in 1997 or 1998.

            Other expenses in 1996 also reflected a special one time SAIF assessment in the amount of $430,230. This expenditure, in connection with the federal insurance of accounts, was assessed on an industry wide basis and was not assessed in prior years. See "SUPERVISION AND REGULATION."

            Other noninterest expense was $695,000, $599,000, and $520,000 for 1998, 1997 and 1996, respectively. These levels correspond to increases of 16.0%, 15.2%, and 40.9% in each of these years. The increase in 1998 was due to increased costs in other operating expenses as a result of the acquisition of Chilton County. The decrease in 1997 was primarily due to decreased costs associated with legal, accounting, and various other operating expenses. The increase in 1996 was due primarily to increased costs associated with legal and accounting expenses.

            INCOME TAX EXPENSE

            Income tax expense was $389,000, $303,000, and $92,000 for fiscal years 1998, 1997, and 1996, respectively. These levels represent an effective tax rate on pre-tax earnings of 38% for the years ended September 30, 1998 and September 30, 1997, and a 122% for the year ended September 30, 1996. The unusually high effective tax rate for the year ended 1996 was due to the nondeductibility of portions of compensation expense related to SouthFirst's ESOP and the MRP. For 1998 and 1997, First Federal's effective tax rate was slightly higher than the statutory rate due to state income taxes and differences between taxable income for financial reporting and income tax purposes.

            NEW ACCOUNTING PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This new accounting standard applied to entities with publicly held common stock or potential common stock, such as the Company. SFAS No. 128 simplifies the standards for computing earnings per share previously found in other accounting standards, requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures such as the Company, and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company adopted this new accounting standard at December 31, 1997 and restated all prior period earnings per share data presented.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available-for-sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way public companies report information about segments of their business on their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wise disclosures about the products and service an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. This statement is effective for fiscal years beginning after December 15, 1997.

            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. The statement does not change the measurement or recognition of those plans, but requires additional information on changes in benefits obligations and fair values of plan assets, and eliminates certain disclosures previously required by SFAS Nos. 87, 88 and 106. This statement is effective for fiscal years beginning after December 15, 1997.

ITEM 7.           FINANCIAL STATEMENTS

            The following financial statements are filed with this report:

            Independent Auditors' Report
            Consolidated Statements of Financial Condition as of
                        September 30, 1998 and 1997.
            Consolidated Statements of Operations for the years ended
                        September 30, 1998, 1997 and 1996.
            Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996.
            Consolidated Statements of Cash Flows for the years ended
                        September 30, 1998, 1997 and 1996.
            Notes to Consolidated Financial Statements

                           SOUTHFIRST BANCSHARES, INC.

                               SYLACAUGA, ALABAMA

                           SEPTEMBER 30, 1998 AND 1997

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT                                                57

FINANCIAL STATEMENTS:

     Consolidated Statements of Financial Condition                         58

     Consolidated Statements of Operations                               59-60

     Consolidated Statements of Stockholders' Equity                     61-62

     Consolidated Statements of Cash Flows                               63-65

     Notes to Consolidated Financial Statements                          66-90

                          INDEPENDENT AUDITORS' REPORT


November 10, 1998





Board of Directors
SouthFirst Bancshares, Inc.


We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. and subsidiaries (the Company) as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SouthFirst Bancshares, Inc. as of September 30, 1997 and 1996 were audited by other auditors whose report dated November 21, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



Jones & Kirkpatrick, P.C.

Certified Public Accountants

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


                                        KPMG Peat Marwick LLP

Birmingham, Alabama
November 21, 1997

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                           September 30, 1998 and 1997


-------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                                                  1998                 1997
                                                                                  ----                 ----
Cash and amounts due from depository institutions                             $   9,213,906       $  2,448,123
Investment securities held to maturity, at cost                                     971,106            162,448
Investment securities available for sale, at fair value                          36,823,772         16,665,770
Loans receivable, net of allowance for loan losses of
  $732,021 in 1998 and $284,324 in 1997                                         104,590,192         71,682,255
Loans held for sale at cost (which approximates fair value)                          92,750            333,750
Premises and equipment, net                                                       3,903,308          1,780,286
Accrued interest receivable                                                       1,044,978            529,500
Investments in affiliates                                                           144,617            192,560
Other assets                                                                      1,733,463          1,994,010
                                                                              -------------       ------------

    Total Assets                                                              $ 158,518,092       $ 95,788,702
                                                                              =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                  1998                 1997
                                                                                  ----                 ----
Liabilities:
    Deposits:
      Non-interest bearing                                                    $   3,435,519       $  1,255,745
      Interest bearing                                                          120,448,157         59,296,791
                                                                              -------------       ------------
        Total deposits                                                          123,883,676         60,552,536
     Advances by borrowers for property taxes and insurance                         327,126            388,918
     Accrued interest payable                                                     1,071,183            859,111
     Borrowed funds                                                              16,169,068         18,653,386
     Accrued expenses and other liabilities                                       1,396,424          1,711,417
                                                                              -------------       ------------
        Total liabilities                                                       142,847,477         82,165,368
                                                                              -------------       ------------

Stockholders' equity:
  Common stock, $.01 par value, 2,000,000 shares authorized;
    999,643 shares issued and 914,432 shares outstanding in 1998;
    863,200 shares issued and 812,799 shares outstanding in 1997                      9,996              8,632
  Additional paid-in capital                                                      9,810,963          7,792,748
  Treasury stock, at cost (54,410 shares in 1998; 15,600 shares in 1997)           (867,087)          (198,392)
  Deferred compensation on common stock employee benefit plans                     (778,508)          (914,604)
  Retained earnings, substantially restricted                                     5,953,346          5,815,352
  Unrealized gain on investment securities available-for-sale, net of tax         1,541,905          1,119,598
                                                                              -------------       ------------
      Total stockholders' equity                                                 15,670,615         13,623,334
                                                                              -------------       ------------

  Commitments and contingencies (Note 14)                                                 -                  -
                                                                              -------------       ------------

  Total liabilities and stockholders' equity                                  $ 158,518,092       $ 95,788,702
                                                                              =============       ============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended September 30, 1998, 1997 and 1996

-------------------------------------------------------------------------------

                                                                1998            1997            1996
                                                                ----            ----            ----

Interest and dividend income:
  Interest and fees on loans                               $  8,272,834     $ 5,761,018     $ 4,888,183
  Interest and dividend income on investment securities       2,825,283       1,332,378       1,732,093
                                                           ------------     -----------     -----------

      Total interest and dividend income                     11,098,117       7,093,396       6,620,276
                                                           ------------     -----------     -----------

Interest expense:
  Interest on deposits                                        5,416,128       2,819,560       3,006,037
  Interest on borrowed funds                                  1,148,782         981,737         553,372
                                                           ------------     -----------     -----------
      Total interest expense                                  6,564,910       3,801,297       3,559,409
                                                           ------------     -----------     -----------

      Net interest income                                     4,533,207       3,292,099       3,060,867

Provision for loan losses                                        44,744          36,465           1,200
                                                           ------------     -----------     -----------

  Net interest income after provision for loan losses         4,488,463       3,255,634       3,059,667
                                                           ------------     -----------     -----------

Other income:
  Service charges and other fees                                711,603         577,344         563,235
  Employee benefit consulting fees                              758,835         386,090               -
  Gain on sale of loans                                         238,907         144,621         127,386
  Gain on sale of foreclosed real estate                              -               -          10,233
  Gain on sales and calls of investment
     securities available-for-sale                              123,736          15,705          21,203
  Gain (loss) on sale of premises and equipment                   2,565               -          (7,543)
  Equity in net loss of affiliates                              (26,279)        (61,977)        (66,773)
  Other                                                         180,581          39,305         642,259
                                                           ------------     -----------     -----------

      Total other income                                      1,989,948       1,101,088       1,290,000
                                                           ------------     -----------     -----------


                                  (Continued)





See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Continued)
                  Years Ended September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------

                                              1998         1997          1996
                                              ----         ----          ----

Other expenses:
   Compensation and benefits              $3,373,157   $2,094,824   $ 2,468,570
   Net occupancy expense                     282,015      204,682       154,208
   Furniture and fixtures                    331,505      226,515       168,600
   Data processing                           293,820      176,780       171,692
   Office supplies and expenses              359,713      196,700       185,953
   Deposit insurance premiums                119,330       59,617       175,542
   Special SAIF assessment                         -            -       430,230
   Other                                     695,368      599,040       519,606
                                          ----------   ----------   -----------

      Total other expenses                 5,454,908    3,558,158     4,274,401
                                          ----------   ----------   -----------

Income before income taxes                 1,023,503      798,564        75,266

Income tax expense                           388,629      303,065        91,922
                                          ----------   ----------   -----------

   Net income (loss)                      $  634,874   $  495,499   $   (16,656)
                                          ==========   ==========   ===========



Primary earnings (loss) per share         $     0.68   $     0.62   $     (0.02)

Fully diluted earnings (loss) per share   $     0.67   $     0.62   $     (0.02)

Weighted average shares outstanding:
   Primary                                   931,195      795,479       810,997
   Fully diluted                             950,833      797,722       810,997










See accompanying notes to consolidated financial statements.

                                                                              61
                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years Ended September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                                               Net
                                                                                 Deferred                 unrealized
                                                                               compensation                 holding
                                                                  Retained      on common                   gain on
                                                  Additional     earnings-        stock                   available-       Total
                                         Common    paid-in     substantially     employee      Treasury    for-sale    stockholders'
                                          stock    capital       restricted   benefit plans      stock    securities      equity
                                          -----    -------       ----------   -------------      -----    ----------      ------

Balance - September 30, 1995              $8,300  $7,240,066    $ 7,624,515    $(597,600)    $       -    $495,305    $ 14,770,586

Net loss 1996                                  -           -        (16,656)           -             -           -         (16,656)

Release of unallocated ESOP shares             -      41,822              -      167,290             -           -         209,112

Issuance of common stock -
   Management Recognition Plans              332     422,968              -     (423,300)            -           -               -

Vesting of shares on Management
   Recognition Plans                           -           -              -      108,900             -           -         108,900

Acquisition of Treasury stock                  -           -              -            -      (500,802)          -        (500,802)

Cash dividends declared ($2.50/share)          -           -     (1,917,558)           -             -           -      (1,917,558)

Increase in unrealized holding gain on
   available-for-sale securities               -           -              -            -             -     234,232         234,232
                                          ------  ----------    -----------    ---------     --------     --------    ------------

Balance - September 30, 1996               8,632   7,704,856      5,690,301     (744,710)     (500,802)    729,537      12,887,814

Net income 1997                                -           -        495,499            -             -           -         495,499

Release of unallocated ESOP shares             -      34,129              -       77,391             -           -         111,520

Acquisition of ESOP shares                     -           -              -      (16,806)            -           -         (16,806)

Vesting of shares on Management
   Recognition Plans                           -      26,354              -       59,760             -           -          86,114

Issuance of deferred compensation shares       -      27,409              -     (298,532)      271,123           -               0

Vesting of deferred compensation shares        -           -              -        8,293             -           -           8,293

Acquisition of Treasury stock                  -           -              -            -       (34,606)          -         (34,606)

Sale of Treasury shares                        -           -              -            -        65,893           -          65,893


                                  (Continued)




See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Continued)
                  Years Ended September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                                                                           Net
                                                                              Deferred                  unrealized
                                                                             compensation                 holding
                                                                 Retained      on common                   gain on
                                                  Additional     earnings-      stock                    available-      Total
                                          Common    paid-in    substantially   employee      Treasury     for-sale    stockholders'
                                          stock     capital      restricted  benefit plans    stock      securities       equity
                                          -----     -------      ----------  -------------    -----      ----------       ------

Cash dividends declared ($.50/share)      $    -   $        -   $  (370,448)   $       -    $       -    $        -   $   (370,448)

Increase in unrealized holding gain on
 available-for-sale securities                 -            -             -            -            -       390,061        390,061
                                          ------   ----------   -----------    ---------    ---------    ----------   ------------

Balance - September 30, 1997               8,632    7,792,748     5,815,352     (914,604)    (198,392)    1,119,598     13,623,334

Net income 1998                                -            -       634,874            -            -             -        634,874

Release of unallocated ESOP shares             -       37,600             -       40,000            -             -         77,600

Vesting of shares on Management
 Recognition Plans                             -       39,740             -       76,194            -             -        115,934

Vesting of deferred compensation shares        -            -             -       19,902            -             -         19,902

Acquisition of Treasury stock                  -            -             -            -     (668,695)            -       (668,695)

Issuance of common stock                   1,364    1,940,875             -            -            -             -      1,942,239

Increase in unrealized holding gain on
 available-for-sale securities                 -            -             -            -            -       422,307        422,307

Cash dividends declared ($.575/share)          -            -      (496,880)           -            -             -       (496,880)
                                          ------   ----------   -----------    ---------    ---------    ----------   ------------

Balance - September 30, 1998              $9,996   $9,810,963   $ 5,953,346    $(778,508)   $(867,087)   $1,541,905   $ 15,670,615
                                          ======   ==========   ===========    =========    =========    ==========   ============










See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                   1998            1997            1996
                                                                   ----            ----            ----

OPERATING ACTIVITIES
Net income (loss)                                             $    634,874     $   495,499     $   (16,656)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Provision for loan losses                                         44,744          36,465           1,200
  Depreciation and amortization                                    345,844         170,896         137,545
  Equity in loss of unconsolidated affiliates                       26,279          61,977          66,773
  Proceeds from sales of loans                                  11,743,414       4,629,621       4,359,996
  Loans originated for sale                                    (11,263,507)     (4,687,650)     (4,490,996)
  Gain on sale of loans                                           (238,907)       (144,621)       (127,386)
  (Gain) loss on sale of premises and equipment                     (2,565)              -           7,543
  Increase in deferred loan origination fees                             -               -          18,012
  Compensation expense on ESOP and MRPs                            213,436         205,927         318,012
  Gain on sale of investment securities available-for-sale        (123,736)        (15,705)        (21,203)
  Net amortization of premium on investment securities             (73,995)          1,683          11,015
  Gain on sale of foreclosed real estate                                 -               -         (10,233)
  (Increase) decrease in accrued interest receivable                26,377          24,106         (20,087)
  (Increase) decrease in other assets                              794,629      (1,358,108)       (221,022)
  Increase (decrease) in accrued interest payable                  (41,500)         16,826          18,400
  Increase (decrease) in accrued expenses
   and other liabilities                                          (977,764)        388,866         363,206
                                                              ------------     -----------     -----------

   Net cash provided (used) by operating activities              1,107,623        (174,218)        394,119
                                                              ------------     -----------     -----------

INVESTING ACTIVITIES

Net cash paid for acquisition                                     (536,430)              -               -
Investment in affiliated companies                                 (75,000)        (70,000)       (175,000)
Proceeds from calls and maturities of investment
   securities held-to-maturity                                  13,855,491         153,853       1,039,115
Proceeds from calls and maturities of investment
   securities available-for-sale                                   100,281       8,706,873       7,335,328
Proceeds from sales of investment securities
   available-for-sale                                           20,206,296         541,176               -

                                  (Continued)

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                  Years Ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                            1998            1997              1996
                                                            ----            ----              ----

INVESTING ACTIVITIES (Continued)
-------------------

Purchase of investment securities held-to-maturity      $          -     $   (162,448)    $  (403,853)
Purchase of investment securities available-for-sale     (18,813,395)      (3,500,000)     (4,540,770)
Net increase in loans                                       (936,336)      (9,316,679)     (8,761,092)
Proceeds from sale of premises and equipment                  11,106                -          28,835
Purchase of premises and equipment                          (864,793)        (148,700)       (519,732)
Proceeds from sale of foreclosed real estate                       -                -          39,119
                                                        ------------     ------------     -----------

   Net cash provided (used) by investing activities       12,947,220       (3,795,925)     (5,958,050)
                                                        ------------     ------------     -----------

FINANCING ACTIVITIES
--------------------

Net increase (decrease) in demand accounts
   and savings accounts                                    1,790,205       (1,436,968)       (813,552)
Net increase (decrease) in certificates of deposit        (3,433,339)      (2,105,099)      2,075,997
Proceeds from borrowed funds                              10,629,505       39,315,658       7,267,811
Repayment of borrowed funds                              (15,113,823)     (31,621,557)     (2,378,378)
Net proceeds from issuance of common stock                   116,200           65,893               -
Cash dividends paid                                         (496,880)        (370,448)     (1,917,558)
Acquisition of employee stock ownership plan shares                -          (16,806)              -
Acquisition of treasury stock                               (668,695)         (34,606)       (500,802)
Decrease in advances by borrowers
  for property taxes and insurance                          (112,233)          (3,362)         (8,125)
                                                        ------------     ------------     -----------

   Net cash provided (used) by financing activities       (7,289,060)       3,792,705       3,725,393
                                                        ------------     ------------     -----------

Increase (decrease) in cash and amounts due from
  depository institutions                                  6,765,783         (177,438)     (1,838,538)

Cash and amounts due from depository institutions
  at beginning of year                                     2,448,123        2,625,561       4,464,099
                                                        ------------     ------------     -----------

Cash and amounts due from depository institutions
  at end of year                                        $  9,213,906     $  2,448,123     $ 2,625,561
                                                        ============     ============     ===========


                                  (Continued)



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                  Years Ended September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                             1998          1997          1996
                                                                             ----          ----          ----

Supplemental information on cash payments:
------------------------------------------
  Interest paid                                                          $ 6,352,838    $3,784,471    $3,541,009
                                                                         ===========    ==========    ==========

  Income taxes paid                                                      $   426,888    $   93,575    $  344,757
                                                                         ===========    ==========    ==========

Supplemental information on non-cash transactions:
--------------------------------------------------
  Change in net unrealized gain on investment
    securities available-for-sale                                        $   681,154    $  606,945    $  400,536
                                                                         ===========    ==========    ==========

  Disposition of investment in affiliate by issuance of loan             $    96,664    $        -    $        -
                                                                         ===========    ==========    ==========

  Acquisition of company through business combination accounted for as purchase:
    Assets acquired:
      Cash and amounts due from depository institutions                  $ 2,787,484
      Investment securities                                               35,436,448
      Loans receivable, net                                               31,919,681
      Premises and equipment                                               1,558,213
      Accrued interest receivable                                            541,855
      Other assets                                                           215,684
                                                                         -----------
        Total assets                                                      72,459,365
                                                                         -----------

    Liabilities assumed:
      Deposits                                                            64,974,274
      Advances by borrowers for property taxes and insurance                  50,441
      Accrued interest payable                                               253,572
      Borrowed funds                                                       2,000,000
      Accrued expenses and other liabilities                                 403,924
                                                                         -----------
        Total liabilities                                                 67,682,211
                                                                         -----------

      Net assets acquired                                                  4,777,154
                                                                         -----------

      Consideration paid:
        Cash                                                               3,323,914
        Common stock                                                       1,826,039
                                                                         -----------
          Total paid                                                       5,149,953
                                                                         -----------

      Goodwill recorded                                                  $   372,799
                                                                         ===========








See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiaries, First Federal of the South (the Bank, formerly First Federal Savings & Loan Association of Sylacauga) and Pension & Benefit Financial Services, Inc. (an employee benefit consulting company), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The Bank, pursuant to applicable OTS regulations, established a special "liquidation account" for the benefit of the eligible account holders and supplemental eligible account holders in the Conversion. The liquidation account was established in an amount equal to the regulatory capital of the Bank as of the date of the statement of financial condition contained in the final Prospectus. Each eligible account holder and supplemental eligible account holder is entitled, on a complete liquidation of the Bank after the Conversion (and only in such event), to an interest in the liquidation account. The initial interest in such liquidation account is determined by multiplying the opening balance in the liquidation account by a fraction of which the numerator is the amount of the qualifying deposit in the related deposit account and the denominator is the total amount of the qualifying deposits of all eligible account holders and supplemental eligible account holders in the Bank. If, on any annual closing date subsequent to the Conversion, the amount in any qualifying deposit account is less than the amount in such account on the initial applicable date, then the interest in the liquidation account is reduced by an amount proportionate to any such reduction. If, subsequent to the Conversion, a qualified deposit account is closed, then the interest of the account holder in the liquidation account will be reduced to zero. A merger, consolidation, sale of bulk assets or similar combination or transaction with an FDIC insured institution, in which the Bank is not the


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     surviving insured institution, would not be considered to be a "liquidation" under which any distribution of the liquidation account would be made. In such a transaction, the liquidation account would be assumed by the surviving institution. The creation and maintenance of the liquidation account would not restrict the use or application of any of the capital accounts of the Bank, except that the Bank may not declare or pay a cash dividend to, or repurchase any of its capital stock from, the Corporation, if the effect of such dividend or repurchase would be to cause its equity to be reduced below the aggregate amount then required for the liquidation account.

     The Company provides a full range of banking services to individual and corporate customers in its primary market area of the cities of Sylacauga, Clanton, Talladega and Centreville in the state of Alabama, and provides lending services in Birmingham, Rainbow City and Dothan, Alabama. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

     The Bank began construction lending activities in March of 1994. As of September 30, 1998, the Bank has not experienced significant loss on the construction loan portfolio. Since these lending activities are fairly new to the Bank, the Bank does not have the same historical data available for construction loans as for other loans. As of September 30, 1998, seven borrowers had construction loan commitments in excess of $500,000 with the largest


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     commitment being $2,079,044. Due to this concentration of loans, a default by certain construction loan borrowers or other financial difficulty could result in a significant addition to the allowance for loan losses.

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

     Investment Securities - The Company classifies its investments in one of the following three categories: (i) held-to-maturity securities, (ii) securities available for sale, and (iii) trading account securities. Investment securities held to maturity represent securities which management has the intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities available for sale represent securities which management may decide to sell prior to maturity for liquidity, tax planning or other valid business purposes. Available-for-sale securities are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a net amount in a separate component of stockholders' equity until realized. Trading account securities represent securities which management has purchased and is holding principally for the purpose of selling in the near term. Trading account securities are reported at fair value with any unrealized gains or losses included in earnings.

     Declines in fair value of investment securities (available for sale or held to maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of investment securities are computed using the specific identification method and are shown separately in non-interest income in the consolidated statements of operations. No securities were classified as trading account securities as of September 30, 1998 or 1997.


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Cash Equivalents - For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption "cash and amounts due from depository institutions".

     Premises and Equipment - Land is stated at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided by the straight-line method at rates intended to distribute the cost of buildings and improvements and furniture, fixtures, and equipment over their estimated service lives of 40 years and 3 to 12 years, respectively.

     Foreclosed Real Estate - For real estate acquired through foreclosure, a new cost basis is established at fair value at the time of foreclosure through a charge to the allowance for loan losses with a valuation allowance established for estimated costs to sell. The charge to establish the valuation allowance is reflected in other expenses. Fair value for significant properties is determined through outside appraisal of the collateral. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance on an individual asset basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense.


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans Receivable, Loans Held for Sale and Interest Income - Loans receivable are stated at principal amounts outstanding less the undisbursed portion of loans, unearned interest income, deferred loan fees, and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest except for add on installment loans for which interest is recognized on a method approximating the interest method. It is the general policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent and the ultimate collection of either is in doubt.

     Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis.

     Allowance for Loan Losses - Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, including such factors as the volume and character of loans outstanding, past loss experience, general economic conditions, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged to the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Provisions for loan losses and recoveries of loans previously charged to the allowance are added to the allowance.

     Loan Origination Fees, Premiums and Discounts on Loans, Mortgage-Backed Securities and Collateralized Mortgage Obligations - Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yields using the interest method.

     Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 1998.

     Income Taxes - The Company provides for income taxes based upon pretax income, adjusted for permanent differences between reported and taxable earnings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loan Sales - Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

     Advertising - Advertising costs are charged to operations when incurred. Advertising expense was $51,150, $29,267 and $26,895 for the years ended September 30, 1998, 1997 and 1996, respectively.

     Earnings per Share - Primary earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Fully diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding options to acquire common stock were exercised. The exercise of these options accounts for the differences between primary and diluted weighted average shares outstanding. Options on 67,511 shares in 1998 and 78,850 shares in 1996 of common stock were not included in computed diluted earnings per share because their effects were antidilutive.

     Reclassification - Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the periods involved.


2.   INVESTMENT SECURITIES

     Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value at September 30 were as follows:


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

2.   INVESTMENT SECURITIES (Continued)

                                                                          Gross          Gross
                                                       Amortized       Unrealized      Unrealized
     Held-to-Maturity Securities                          Cost            Gains          Losses          Fair Value
     ---------------------------                          ----            -----          ------          ----------
     September 30, 1998:
        U.S. Government and
           agency securities                          $   499,385      $      290      $        0     $    499,675
        Mortgage-backed securities                         90,205             759               0           90,964
        Other securities                                  381,516               0               0          381,516
                                                      -----------      ----------      ----------     ------------
                                                      $   971,106      $    1,049      $        0     $    972,155
                                                      ===========      ==========      ==========     ============

     September 30, 1997:
        Other securities                              $   162,448      $        0      $        0     $    162,448
                                                      ===========      ==========      ==========     ============

     Available-for-Sale Securities

     September 30, 1998:
        FHLB agency notes                             $ 1,078,128      $   22,533      $        0     $  1,100,661
        Investment in FHLB stock                        1,375,400               0               0        1,375,400
        FHLMC stock                                        43,005       2,136,525               0        2,179,530
        Other common stock                                570,385         143,053               0          713,438
        Collateral mortgage
           obligations (CMO's)                          4,325,101           8,275           2,057        4,331,319
        AMF mutual fund                                   585,502               0               0          585,502
        Mortgage-backed securities                     26,359,313         210,453          31,844       26,537,922
                                                      -----------      ----------      ----------     ------------
                                                      $34,336,834      $2,520,839      $   33,901     $ 36,823,772
                                                      ===========      ==========      ==========     ============

     September 30, 1997:
        FHLB agency notes                             $ 1,994,524      $   13,277      $        0     $  2,007,801
        Investment in FHLB stock                          853,000               0               0          853,000
        FHLMC stock                                        43,005       1,482,967               0        1,525,972
        Other common stock                                585,385         245,240               0          830,625
        Collateral mortgage
            obligations (CMO's)                         6,217,005          32,004         108,247        6,140,762
        AMF mutual fund                                   556,191               0               0          556,191
        Mortgage-backed securities                      4,610,874         145,055           4,510        4,751,419
                                                      -----------      ----------      ----------     ------------
                                                      $14,859,984      $1,918,543      $  112,757     $ 16,665,770
                                                      ===========      ==========      ==========     ============


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

2.   INVESTMENT SECURITIES (Continued)

     The Company sold securities available-for-sale for total proceeds of $20,206,296 and $541,176, resulting in gross realized gains of $123,736 and $15,705 in 1998 and 1997, respectively. There were no sales of investment securities available-for-sale in 1996.

     The scheduled maturities of securities held-to-maturity and securities (other than equity securities) available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrower may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Held-to-Maturity              Available-for-Sale
                                     -----------------------     -----------------------------
                                     Amortized                    Amortized
                                       Cost       Fair Value         Cost          Fair Value
                                       ----       ----------         ----          ----------
     Due in one year or less         $880,901      $881,191      $   414,749      $   417,140
     Due from one to five years        90,205        90,964          501,725          513,522
     Due from five to ten years             0             0       10,443,239       10,523,348
     Due after ten years                    0             0       20,402,829       20,515,892
                                     --------      --------      -----------      -----------

                                     $971,106      $972,155      $31,762,542      $31,969,902
                                     ========      ========      ===========      ===========

     Investment securities available-for-sale with a carrying amount of approximately $993,606 and $1,220,969 at September 30, 1998 and 1997, respectively, were pledged to secure public deposits as required by law and for other purposes required or permitted by law.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

3.   LOANS

     Loans consisted of the following at September 30, 1998 and 1997:

                                                                      1 9 9 8           1 9 9 7
                                                                      -------           -------
     Real estate mortgage loans:
       First mortgage loans:
            Single-family residential                               $ 73,239,327      $51,809,438
            Multi-family and commercial real estate                    1,837,214          390,186
       Second mortgage loans                                           6,215,903        1,046,212
       1-4 family construction loans                                  20,833,431       22,879,956
     Savings account loans                                             1,987,742          825,910
     Installment loans                                                 7,592,696        2,044,140
                                                                    ------------      -----------
            Total                                                    111,706,313       78,995,842
                                                                    ------------      -----------

     Deduct:
       Deferred loan fees and unearned credit
            life premiums                                                281,615          251,215
       Undisbursed portion of loans in process                         6,102,485        6,778,048
       Allowance for loan losses                                         732,021          284,324
                                                                    ------------      -----------
            Total deductions                                           7,116,121        7,313,587
                                                                    ------------      -----------

     Total loans receivable, net                                    $104,590,192      $71,682,255
                                                                    ============      ===========


     Activity in the allowance for loan losses was as follows for the years ended September 30, 1998, 1997 and 1996:

                                              1 9 9 8       1 9 9 7       1 9 9 6
                                              -------       -------       -------
     Beginning balance                       $284,324      $250,714      $265,759
     Addition from business combination       487,611             0             0
     Provision charged to income               44,744        36,465         1,200
     Recovery of amounts charged off in
        prior years                            13,200         1,068         4,799
     Loans charged off                        (97,858)       (3,923)      (21,044)
                                             --------      --------      --------

     Ending balance                          $732,021      $284,324      $250,714
                                             ========      ========      ========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

3.   LOANS (Continued)

     At September 30, 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118 amount to approximately $221,000. The average recorded investment in impaired loans amounted to approximately $227,000 for the year ended September 30, 1998. The allowance for loan losses related to impaired loans amounted to approximately $221,000 at September 30, 1998. Interest income on impaired loans of approximately $1,000 was recognized in 1998. No loans were considered impaired at September 30, 1997.

     The Company is not committed to lend additional funds to debtors whose loans have been modified.

4.   PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows at September 30, 1998 and 1997:

                                               1 9 9 8           1 9 9 7
                                               -------           -------
     Land                                   $   410,966       $   235,966
     Buildings and improvements               3,285,914         1,621,319
     Furniture, fixtures and equipment        1,079,267         1,116,371
     Automobiles                                182,671           143,698
                                            -----------       -----------
                                              4,958,818         3,117,354
     Less: Accumulated depreciation          (1,055,510)       (1,337,068)
                                            -----------       -----------

     Premises and equipment, net            $ 3,903,308       $ 1,780,286
                                            ===========       ===========


     Depreciation expense charged to operations was $291,443, $178,315 and $137,545 in 1998, 1997 and 1996, respectively.

5.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of the following at September 30, 1998 and 1997:

                                                    1 9 9 8         1 9 9 7
                                                    -------         -------
     Loans                                         $  807,713      $493,510
     Investment securities held-to-maturity            11,650         1,968
     Investment securities available-for-sale         225,615       102,652
     Allowance for uncollected interest                     0       (68,630)
                                                   ----------      --------
        Total accrued interest receivable          $1,044,978      $529,500
                                                   ==========      ========

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

6.   INVESTMENTS IN AFFILIATES

     In March 1995, the Company obtained a 50% ownership interest in Magnolia Title Services, Inc. (Magnolia) for an investment of $100,000. Magnolia provides title insurance and related services to various borrowers and lenders in the state of Alabama. In October 1995, the Company obtained a 50% ownership interest in Meta Company (Meta) for an investment of $175,000. Meta is engaged in the financial planning business. In December 1997, the Company sold its investment in Meta at no gain or loss. The Company financed the sale through a loan of approximately $96,000. The Company accounts for these investments under the equity method.

7.   LEASES

     The Company leases certain real estate and office equipment under operating leases expiring in various years through 2002. Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of September 30, 1998 are as follows:

                          Year Ending
                         September 30,                        Amount
                             1999                             $51,046
                             2000                              33,768
                             2001                               4,912
                             2002                                 360
                                                              -------

                                                              $90,086
                                                              =======


8.   BUSINESS ACQUISITION

     On October 31, 1997, the Company acquired First Federal Savings & Loan Association of Chilton County ("Chilton County") in a business combination accounted for as a purchase. Chilton County was primarily engaged in banking services in Chilton County, Alabama. The results of operations of Chilton County are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was approximately $5.2 million, which consisted of 128,143 shares of common stock issued at $14.25 per share and approximately $3.3 million in cash. The cost exceeded the fair value of the net assets of Chilton County by approximately $373,000, which is being amortized on the straight-line method over 15 years.

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

8.   BUSINESS ACQUISITION (Continued)

     In connection with the acquisition, approximately $665,000 of the purchase price was allocated to premiums on loans purchased. These amounts are being amortized on the straight-line method over various periods ranging from 20 to 35 months, of which approximately $235,000 has been amortized during the current period. Additionally, approximately $61,000 was allocated as a premium on deposits which is being amortized over approximately 12 months. The combined effects of the goodwill and premium amortization was to reduce income before taxes by approximately $202,000.

9.   DEPOSITS

     An analysis of deposit accounts, including the contractual interest rates at the end of the period, is as follows at September 30, 1998 and 1997:

                                                      1 9 9 8          1 9 9 7
                                                      -------          -------
     Demand accounts:
       Non interest bearing checking accounts      $  3,435,519      $ 1,255,745
       Interest bearing:
          NOW accounts                               11,354,173        5,676,548
          Money market demand                           324,380          402,249
                                                   ------------      -----------
               Total demand accounts                 15,114,072        7,334,542

     Passbook savings accounts                       14,769,304        9,380,308

     Certificate accounts                            94,000,300       43,837,686
                                                   ------------      -----------

          Total                                    $123,883,676      $60,552,536
                                                   ============      ===========

     Certificate accounts greater than or equal to $100,000 were $3,301,654 at September 30, 1998 and $2,174,000 at September 30, 1997.

     Scheduled maturities of certificate accounts were as follows at September 30, 1998 and 1997:

                                      1 9 9 8          1 9 9 7
                                      -------          -------
     Less than one year             $66,580,505      $35,148,913
     One year to two years           22,731,066        5,385,165
     Two years to three years         4,069,474        2,990,190
     Three years to four years          352,587          313,418
     Four years to five years           266,668                0
                                    -----------      -----------

          Total                     $94,000,300      $43,837,686
                                    ===========      ===========



                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

--------------------------------------------------------------------------------

9.   DEPOSITS (Continued)

     Interest expense on deposits for the years ended September 30, 1998, 1997 and 1996 were as follows:

                                                            1 9 9 8          1 9 9 7         1 9 9 6
                                                            -------          -------         -------
     Demand accounts                                       $  288,352      $  204,718      $  252,178
     Passbook savings accounts                                327,840         249,157         279,365
     Certificate accounts                                   4,799,936       2,365,685       2,474,494
                                                           ----------      ----------      ----------

          Total                                            $5,416,128      $2,819,560      $3,006,037
                                                           ==========      ==========      ==========

10.  BORROWED FUNDS

     The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 1998 and 1997:

     Maturity Date                                       Interest Rate             1 9 9 8                      1 9 9 7
     -------------                                       -------------             -------                      -------
     October 1997                                            6.17%               $         0                  $ 2,000,000
     October 1997                                            5.76%                         0                    4,014,017
     March 1998                                              8.54%                         0                      629,505
     May 1998                                                5.64%                         0                    5,000,000
     October 1998                                            5.89%                 3,000,000                            0
     March 1999                                              6.00%                 7,629,505                            0
     March 1999                                              8.58%                   286,044                      286,044
     March 2000                                              8.62%                   271,080                      271,080
     March 2001                                              8.68%                   257,439                      257,439
     September 2002                                          5.66%                 4,600,000                    4,600,000
                                                                                 -----------                  -----------
        Total (weighted average rate of
          5.86% in 1998 and 5.99% in 1997)                                       $16,044,068                  $17,058,085
                                                                                 ===========                  ===========

     At September 30, 1998 and 1997, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $72,288,000 and $22,745,000, respectively.

     The Company has a line-of-credit of up to $4,000,000 which bears interest at the prime lending rate plus one percent. The line-of-credit requires monthly interest payments and payment of the outstanding balance in October 1998. At September 30, 1998, the prime lending rate was 8.5%. The outstanding balance on the line-of-credit was $5,000 and $1,435,301 at September 30, 1998 and 1997, respectively. The note is secured by the Company's stock in its subsidiary, First Federal of the South.

                                   (Continued)

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

10.   BORROWED FUNDS (Continued)

      The Company has a note payable to an individual in the amount of $120,000 and $160,000 at September 30, 1998 and 1997, respectively, payable in equal installments over five years.

11.   INCOME TAX EXPENSE

      Income tax expense (benefit) for the years ended September 30, 1998, 1997 and 1996 consists of the following:

                                                                     1 9 9 8           1 9 9 7            1 9 9 6
                                                                   -----------       -----------       -----------
      Federal:
        Current                                                    $   329,558       $   207,767       $    42,250
        Deferred                                                        30,099            32,590            73,736
                                                                   -----------       -----------       -----------
                                                                       359,657           240,357           115,986
                                                                   -----------       -----------       -----------
      State:
        Current                                                         26,399            31,666           (12,455)
        Deferred                                                         2,213            31,042           (11,609)
                                                                   -----------       -----------       -----------
                                                                        28,612            62,708           (24,064)
                                                                   -----------       -----------       -----------

            Total                                                  $   388,269       $   303,065       $    91,922
                                                                   ===========       ===========       ===========

      Income tax expense includes taxes related to investment security gains in the amount of $47,020 in 1998.

      The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                     1 9 9 8           1 9 9 7            1 9 9 6
                                                                   -----------       -----------        -----------
      Computed "expected" income tax expense                       $   347,991       $   271,511        $    25,590
      Increase (reduction) in income tax resulting
      from:
        Compensation expense for ESOP                                        0                 0             57,240
        Management Recognition Plan                                          0                 0             24,539
        State tax, net of federal income tax benefit                    24,663            41,387            (15,882)
        FHLMC stock                                                          0                 0             (4,628)
        Other                                                           15,615            (9,833)             5,063
                                                                   -----------        ----------         ----------

            Total                                                  $   388,269        $  303,065         $   91,922
                                                                   ===========        ==========         ==========

      Effective tax rate                                                    38%               38%               122%
                                                                   ===========        ==========         ==========

                                  (Continued)

                                                                             80
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

11.   INCOME TAX EXPENSE

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are as follows:

                                                                                 1 9 9 8           1 9 9 7
                                                                               -----------       -----------
      Deferred tax assets:
        Bad debts                                                              $   175,786       $         0
        Deferred compensation                                                       41,665            41,665
        Investment in equity of affiliate                                           66,624            57,033
        Other                                                                       13,130                 0
                                                                               -----------       -----------
             Total deferred tax assets                                             297,205            98,698
                                                                               -----------       -----------

      Deferred tax liabilities:
        Unrealized gain on investment securities
            available-for-sale                                                     945,037           659,112
        Bad debt expense                                                                 0             6,941
        Management Recognition Plan                                                 99,373            99,373
        FHLB stock                                                                 237,138           132,218
        Depreciation                                                               213,662                 0
        Prepaid expenses                                                            45,122            20,797
        Foreclosed real estate gain                                                 12,708            13,172
        Federal/state tax deduction on a cash basis                                  5,985             5,985
        Other                                                                            0               941
                                                                               ------------      -----------
             Total deferred tax liabilities                                      1,559,025           938,539
                                                                               -----------       -----------

             Net deferred tax liability                                        $ 1,261,820       $   839,841
                                                                               ===========       ===========

      There was no valuation allowance at September 30, 1998 or 1997.

12.   EMPLOYEE BENEFIT PLANS

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


                                  (Continued)

                                                                             81
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

12.   EMPLOYEE BENEFIT PLANS (Continued)

      The common stock of the Corporation acquired for the ESOP is held as collateral for the loan and is released for allocation to the ESOP participants as principal payments are made on the loan. The Bank makes contributions to the ESOP in amounts sufficient to make loan interest and principal payments and may make additional discretionary contributions. Contributions, which include dividends on ESOP shares, of $52,258, $116,075 and $222,834 were made to the ESOP in 1998, 1997 and 1996, respectively. During 1997, the Trustee distributed cash of $16,806 in lieu of shares to retiring participants.

      The ESOP's loan is repayable in ten annual installments of principal and interest. The interest rate is adjusted annually and is equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note is paid in full. Principal and interest for the years ended September 30, 1998, 1997 and 1996 were $72,653, $101,632 and $222,834, respectively. The interest rate and principal outstanding at September 30, 1998 were 8.50% and $336,348, respectively. These payments resulted in the commitment to release 4,000 shares in 1998, 7,739 shares in 1997, and the release and allocation to participants of 16,729 shares in 1996. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $77,600, $111,520 and $209,112 in 1998, 1997 and 1996, respectively. Excluding committed-to-be released shares, suspense shares at September 30, 1998 and 1997 equaled 30,800 and 34,801, respectively. The fair value of the suspense shares at September 30, 1998, was $502,440. These suspense shares are excluded from weighted average shares in determining earnings per share.

      During 1996, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. As of September 30, 1996, options to acquire 83,000 shares had been granted at an exercise price of $14 per share. In 1998, 8,300 of these options were exercised and 4,150 had expired.

      During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 67,511 shares had been granted at an exercise price of $21 per share. None of the 1998 options had been exercised at September 30, 1998. The term of the options are ten years and they vest equally over five years. The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plan in 1998. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                  (Continued)

                                                                             82
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

12.   EMPLOYEE BENEFIT PLANS (Continued)

                                                           1 9 9 8
                                                          ---------
        Net income:
           As reported                                    $ 634,874
           Pro forma                                        602,059

        Primary earnings per share:
           As reported                                          .68
           Pro forma                                            .64

        Fully diluted earnings per share:
           As reported                                          .67
           Pro forma                                            .64

      On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company's Management Recognition Plans (MRP's). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions will be removed on 20 percent of the Initial Shares on each November 15 through the year 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 1998, 1997 and 1996 plus the fair value of 3,320 shares for which vesting was accelerated in 1996. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP's in 1998, 1997 and 1996 was $115,934, $86,114 and $176,130,
      respectively.

      The Company also has a 401(k) plan that covers all employees who meet minimum age and service requirements. The plan provides for elective employee salary deferrals and currently the Company makes no matching contribution to the plan.

      The Company has entered into deferred compensation agreements with three of its senior officers, pursuant to which each officer will receive from the Company certain retirement benefits at age 65. Such benefits will be payable for 15 years to each officer or, in the event of death, to such officer's respective beneficiary. A portion of the retirement benefits will accrue each year until age 65 or, if sooner, until termination of employment. The annual benefits under these arrangements range from $30,000 to $65,000.

                                  (Continued)

                                                                             83
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

12.   EMPLOYEE BENEFIT PLANS (Continued)

      The retirement benefits available under the deferred compensation agreements are unfunded. However, the Bank has purchased life insurance policies on the lives of these officers that will be available to the company and the Bank to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $70,689 in 1998, $57,075 in 1997 and $51,045 in 1996.

      In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with two officers in April 1997, under which the Company issued a total of 21,135 shares of common stock to these officers. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the vested shares of $19,902 and $8,293 in 1998 and 1997, respectively.

13.   RELATED PARTY TRANSACTIONS

      Certain directors and officers of the Company are loan customers of the Bank. Total loans outstanding to these persons at September 30, 1998 and 1997 amounted to $1,200,556 and $1,319,687, respectively. The change from 1997 to 1998 reflects payments of $228,431 and advances of $109,300. Management believes that such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

14.   COMMITMENTS AND CONTINGENCIES

      Outstanding loan commitments, all of which were fixed-rate single-family residential mortgage loans, were $1,320,340 and $2,282,925 at September 30, 1998 and 1997, respectively.

      These financial instruments are not reflected on the accompanying statements of financial condition, but do expose the Company to credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments which was $1,320,340 and $2,282,925 at September 30, 1998 and 1997, respectively. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance-sheet instruments.


                                  (Continued)

                                                                             84
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

14.   COMMITMENTS AND CONTINGENCIES (Continued)

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

15.   RETAINED EARNINGS AND REGULATORY CAPITAL

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

                                  (Continued)

                                                                             85
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

15.    RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)

       Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as "well capitalized."

                                                                          For Capital                     Well
                                                   Actual              Adequacy Purposes               Capitalized
                                                   ------              -----------------               -----------
                                             Amount      Ratio         Amount       Ratio          Amount       Ratio
                                             ------      -----         ------       -----          ------       -----
      As of September 30, 1998:
        Total capital
           (to risk weighted assets)      $ 13,878,000   18.5%      >$ 6,004,000    >8.0%       >$ 7,504,000    >10.0%
                                                                    -               -           -               -
        Tier I capital
           (to risk weighted assets)        12,069,000   16.1%      >$ 3,002,000    >4.0%       >$ 4,503,000    > 6.0%
                                                                    -               -           -               -
        Tier I capital
           (to average assets)              12,069,000    7.7%      >$ 6,258,000    >4.0%       >$ 7,822,000    > 5.0%
                                                                    -               -           -               -

      As of September 30, 1997:
        Total capital
           (to risk weighted assets)      $ 13,289,000   23.9%      >$ 4,448,000    >8.0%       >$ 5,561,000    >10.0%
                                                                    -               -           -               -
        Tier I capital
           (to risk weighted assets)        12,321,000   22.2%      >$ 2,224,000    >4.0%       >$ 3,336,000    > 6.0%
                                                                    -               -           -               -
        Tier I capital
           (to average assets)              12,321,000   13.0%      >$ 3,786,000    >4.0%       >$ 4,733,000    > 5.0%
                                                                    -               -           -               -

      Savings institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 1998 and 1997.

      Retained earnings at September 30, 1998 and 1997, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 1998, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.

                                                                             86
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

16.   SHAREHOLDERS' RIGHTS PLAN

      In December 1997, the Company adopted a Stock Purchase Rights Plan that provides rights to holders of the Company's common stock to receive common stock rights under certain circumstances. The rights will become exercisable ten days after a person or group acquires 15% or more of the company's shares. If, after the rights become exercisable, the Company becomes involved in a merger, each right then outstanding (other than those held by the 15% holder) would entitle its holder to buy common stock of the Company worth twice the exercise price of each right. The rights expire in November 2007.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table provides fair values of the Company's financial instruments at September 30, 1998 and 1997. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company.

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

                                  (Continued)

                                                                             87
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Cash and Amounts Due from Depository Institutions - Fair value equals the carrying value of such assets due to their nature.

      Investment Securities and Accrued Interest Receivable - The fair value of investments is based on quoted market prices. The carrying amount of related accrued interest receivable approximates its fair value.

      Loans Receivable - The fair value of loans is calculated using discounted cash flows. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value.

      Deposits - Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amount of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

      Borrowed Funds - Fair value for the fixed-rate borrowings has been determined using discounted cash flows. The discount rate used is based on estimated current rates for advances with similar maturities. The carrying amount of the variable rate borrowings, due to the short repricing periods, approximate their fair value.

                                                              1 9 9 8                             1 9 9 7
                                                              -------                             -------
                                                     Carrying          Estimated         Carrying         Estimated
                                                      Amount           Fair Value         Amount          Fair Value
                                                     --------          ----------        --------         ----------
       Financial Assets:
         Cash amounts due from
            depository institutions                $ 9,213,906        $ 9,213,906       $2,448,123        $2,448,123
         Investments securities                     37,794,878         37,795,927       16,828,218        16,828,218
         Loans receivable, net                     104,590,192        111,129,000       71,682,225        74,730,000
         Accrued interest receivable                 1,044,978          1,044,978          529,500           529,500

       Financial Liabilities:
         Deposits                                  123,883,676        124,882,000       60,552,536        60,693,000
         Borrowed funds                             16,169,068         16,031,000       18,653,386        18,690,000
         Accrued interest payable                    1,071,183          1,071,183          859,111           859,111

                                                                             88
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

18.   PARENT COMPANY

      The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:

                                 Parent Company
                            Condensed Balance Sheets
                          September 30, 1998 and 1997

                                                                                                1 9 9 8          1 9 9 7
                                                                                             ------------     ------------
      ASSETS
      Cash and amounts due from depository institutions                                          $ 25,061     $     80,701
      Investment securities available for sale                                                    713,438          815,625
      Investment in financial institution subsidiary                                           13,878,031       13,340,727
      Investment in other subsidiaries                                                            401,854               --
      Investment in affiliates                                                                    144,617          192,560
      Other assets                                                                              1,866,749        1,707,253
                                                                                             ------------     ------------

          Total Assets                                                                       $ 17,029,750     $ 16,136,866
                                                                                             ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
         Borrowed funds (including $1,000,000 from financial
              institution in 1998)                                                           $  1,005,000     $  1,595,301
         Other liabilities                                                                        354,135          918,231
                                                                                             ------------     ------------
            Total liabilities                                                                   1,359,135        2,513,532
                                                                                             ------------     ------------
      Stockholders' equity:
          Common stock, $ .01 par value, 2,000,000 shares authorized; 999,643 shares issued and 914,432 shares outstanding in 1998;
              863,200 shares issued and 812,799 shares outstanding in 1997                          9,996            8,632
         Additional paid-in capital                                                             9,810,963        7,792,748
         Treasury stock                                                                          (867,087)        (198,392)
         Deferred compensation on common stock employee benefit plans                            (778,508)        (914,604)
         Retained earnings                                                                      5,953,346        5,815,352
         Unrealized gain on investment securities available-for-sale,
             net of tax                                                                         1,541,905        1,119,598
                                                                                             ------------     ------------
               Total stockholders' equity                                                      15,670,615       13,623,334
                                                                                             ------------     ------------

            Total Liabilities and Stockholders' Equity                                       $ 17,029,750     $ 16,136,866
                                                                                             ============     ============

                                  (Continued)

                                                                             89
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

18.   PARENT COMPANY (Continued)

                                 Parent Company
                       Condensed Statements of Operations
                 Years Ended September 30, 1998, 1997 and 1996


                                                                     1 9 9 8          1 9 9 7           1 9 9 6
                                                                   -----------       ---------         ---------
Cash dividends from financial institution subsidiary               $ 2,892,976       $      --         $      --
Interest and dividend income                                            53,688          73,225            99,603
                                                                   -----------       ---------         ---------

    Total income                                                     2,946,664          73,225            99,603
                                                                   -----------       ---------         ---------

Expenses:
   Interest on borrowed funds                                          225,485         109,277            21,682
   Equity in loss of affiliates                                         26,279          61,977            66,773
   Compensation and benefits                                            28,500          25,000            11,250
   Management fee                                                       90,000          90,000            90,000
   Other                                                               153,249          99,005           259,515
                                                                   -----------       ---------         ---------

                                                                       523,513         385,259           449,220
                                                                   -----------       ---------         ---------

Income (loss) before income taxes                                    2,423,151        (312,034)         (349,617)

Income tax benefit                                                     166,269         107,509           128,198
                                                                   -----------       ---------         ---------

Income (loss) before equity in undistributed
   earnings of subsidiaries                                          2,589,420        (204,525)         (221,419)
                                                                   -----------       ---------         ---------

Equity in undistributed earnings of subsidiaries
   (dividends in excess of earnings):
        Financial institution                                       (1,978,410)        696,346           204,763
        Other                                                           23,864           3,678                --
                                                                   -----------       ---------         ---------

                                                                    (1,954,546)        700,024           204,763
                                                                   -----------       ---------         ---------

Net income (loss)                                                  $   634,874       $ 495,499         $ (16,656)
                                                                   ===========       =========         =========

                                  (Continued)

                                                                             90
                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

-------------------------------------------------------------------------------

18.   PARENT COMPANY (Continued)

                                 Parent Company
                       Condensed Statements of Cash Flows
                 Years Ended September 30, 1998, 1997 and 1996

                                                                     1 9 9 8          1 9 9 7            1 9 9 6
                                                                   -----------     -----------         ----------
Operating Activities:
    Net income (loss)                                              $   634,874     $   495,499         $  (16,656)
    Adjustments to reconcile net income (loss) to
    cash from operating activities:
        Equity in undistributed earnings of subsidiaries              (938,430)       (696,346)          (204,763)
        Compensation expense on ESOP and MRP                           213,436         205,927            318,012
        Equity in losses of unconsolidated affiliates                   26,279          61,977             66,773
        (Increase) decrease in other assets                            159,496      (1,072,639)          (510,437)
        Increase (decrease) in other liabilities                      (564,096)        767,141             13,242
                                                                   -----------     -----------         ----------
           Net cash  used in operating activities                     (468,441)       (238,441)          (333,829)
                                                                   -----------     -----------         ----------

Investing Activities:
    Purchase of investment securities                                       --              --           (270,385)
    Proceeds from sale of investment securities                        102,187              --                 --
    Investment in subsidiaries, net of dividends received            1,928,626              --                 --
    Investment in affiliates, net of sale proceeds                      21,664         (70,000)          (175,000)
                                                                   -----------     -----------         ----------
        Net cash provided (used) by investing activities             2,052,477         (70,000)          (445,385)
                                                                   -----------     -----------         ----------

Financing Activities:
    Issuance of common stock                                           116,200          65,893                 --
    Acquisition of ESOP shares                                              --         (16,806)                --
    Proceeds from borrowed funds                                            --         695,048            900,253
    Repayment on borrowed funds                                       (590,301)             --                 --
    Cash dividends paid                                               (496,880)       (370,448)        (1,917,558)
    Acquisition of treasury stock                                     (668,695)        (34,606)          (500,802)
                                                                   -----------     -----------         ----------
        Net cash provided (used) by financing activities            (1,639,676)        339,081         (1,518,107)
                                                                   -----------     -----------         ----------

Net increase (decrease) in cash and amounts due from
    depository institutions                                            (55,640)         30,640         (2,297,321)

Cash and amounts due from depository institutions at
    beginning of year                                                   80,701          50,061          2,347,382
                                                                   -----------     -----------         ----------

Cash and amounts due from depository institutions
    at end of year                                                 $    25,061     $    80,701         $   50,061
                                                                   ===========     ===========         ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On August 20, 1998, SouthFirst dismissed its independent auditors, KPMG Peat Marwick LLP ("KPMG"), and on the same date engaged the firm of Jones & Kirkpatrick, P.C. ("Jones & Kirkpatrick") as its independent auditors for the fiscal year ending September 30, 1998. Each of these actions was approved by the audit committee of the Board of Directors of SouthFirst.

            The report of KPMG on the financial statements of the Company for the fiscal years ended September 30, 1997 and 1996 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

            In connection with the audit of the fiscal years ended September 30, 1997 and 1996 and for the unaudited interim period through August 20, 1998, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in its report.

            KPMG has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it does not disagree with any of the above statements, a copy of which has been filed as an exhibit to the Current Report on Form 8-K dated August 20, 1998.

                                    PART III

            The information required by Part III of Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information responsive to this item is incorporated by reference from the section entitled "Election of Directors" contained in the Proxy Statement.

ITEM 10.    EXECUTIVE COMPENSATION.

            The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information responsive to this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            No directors, executive officers, or immediate family members of such individuals were engaged in transactions with SouthFirst or First Federal (other than loans) involving more than $60,000 during fiscal year ended September 30, 1998. First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 1998, the aggregate of all loans by First Federal to its officers, directors, and related interests was $1,021,000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

            (A).  EXHIBITS.

            The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from
SouthFirst's: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 ("1994 S-1"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan "A" S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan "B" S-8"); Registration Statement on From S-8, Registration No. 333-4538 ("Option Plan S-8"); Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K"); or Annual Report on Form 10-K for the year ended September 30, 1997. Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

              Exhibit No.  Description of Exhibit
              -----------  -----------------------
                 3.1*      Amended and Restated Certificate of Incorporation
                           (1994 S-1).
                 3.2*      Bylaws (1994 S-1, Exhibit 3.2).

                 4*        Form of Common Stock Certificate (1994 S-1).

                 10.1*     Employment Agreement dated as of October 1,
                           1997 between SouthFirst Bancshares, Inc. and
                           Donald C. Stroup (1997 Form 10-K).

                 10.2*     Employment Agreement dated as of October 1,
                           1997 between SouthFirst Bancshares, Inc. and
                           Joe K. McArthur (1997 Form 10-K).

                 10.3* Employment Agreement dated as of October 1, 1997 between First Federal of the South and Donald C.
                           Stroup (1997 Form 10-K).

                 10.4* Employment Agreement dated as of October 1, 1997 between First Federal of the South and Joe K.
                           McArthur (1997 Form 10-K).

                 10.5      Employment Agreement dated as of October 31,
                           1997 between First Federal of the South and Bobby R. Cook (1997 Form 10-K).

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

                 10.7.4*   Form of Incentive Stock Option Agreement (Option Plan
                           S-8, Exhibit 4.2).

                 10.8*     Form of SouthFirst Bancshares, Inc. Employee Stock
                           Ownership Plan (1994 S-1, Exhibit 10.8).

                 10.9* Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur (1995 Form 10-K).

                 10.10* Deferred Compensation Agreement between First Federal of the South and Donald C. Stroup (1995 Form 10-K).

                 10.11 Employment Agreement dated as of January 1, 1998 between First Federal of the South and Jimmy C.
                           Maples.

                 11        Statement Regarding Computation of Per Share Earnings.

                 21        Subsidiaries of Registrant.

                 23.1      Consent of Jones and Kirkpatrick, P.C.

                 23.2       Consent of KPMG Peat Marwick LLP

                 27         Financial Data Schedule (for SEC use only)

            (B)  REPORTS ON FORM 8-K

            SouthFirst filed one report on Form 8-K during the last quarter of the fiscal year ended September 30, 1998, on August 20, 1998, reporting its dismissal of KPMG Peat Marwick LLP as its independent auditors and engagement of Jones & Kirkpatrick, P.C. as independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 29th day of December, 1998.

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

          Signature                            Title                            Date
          ---------                            -----                            ----
       /s/ Donald C. Stroup
       ----------------------------   Chairman, President and
       Donald C. Stroup               Chief Executive Officer
                                      (principal executive officer)      December 29, 1998

       /s/ Joe K. McArthur
       ----------------------------   Executive Vice President,
       Joe K. McArthur                Chief Operating Officer,
                                      Chief Financial Officer,
                                      Secretary/Treasurer and director
                                      (principal accounting officer)     December 29, 1998

       /s/ Bobby R. Cook
       ----------------------------   Director                           December 29, 1998
       Bobby R. Cook

       /s/ H. David Foote, Jr.
       ----------------------------   Director                           December 29, 1998
       H. David Foote, Jr.

       /s/ J. Malcomb Massey
       ----------------------------   Director                           December 29, 1998
       J. Malcomb Massey

       /s/ Allen Gray McMillan, III
       ----------------------------   Director                           December 29, 1998
       Allen Gray McMillan, III

       /s/ John T. Robbs
       ----------------------------   Director                           December 29, 1998
       John T. Robbs

       /s/ Charles R. Vawter, Jr.
       ----------------------------   Director                           December 29, 1998
       Charles R. Vawter, Jr.

                           SOUTHFIRST BANCSHARES, INC.

EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
-----------         -----------------------------------------------------------------------------
10.5                Employment Agreement dated as of January 1, 1998 between First Federal of the
                    South and Bobby R. Cook.
10.11               Employment Agreement dated as of January 1, 1998 between First Federal of the
                    South and Jimmy C. Maples.
11                  Statement Regarding Computation of Per Share Earnings.
21                  Subsidiaries of Registrant.
23.1                Consent of Jones and Kirkpatrick, P.C.
23.2                Consent of KPMG Peat Marwick LLP
27                  Financial Data Schedule. (for SEC use only).