Form 10KSB40/A
period 1998-09-30
SOUTHFIRST BANCSHARES INC
filed 1999-01-28
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  FORM 10-KSB/A
                  --------------------------------------------

                               Amendment No. 1 to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1998

                  --------------------------------------------


                           Commission File No. 1-13640

                           SOUTHFIRST BANCSHARES, INC.

                             A Delaware Corporation
                  I.R.S. Employer Identification No. 63-1121255
                              126 North Norton Ave.
                            Sylacauga, Alabama 35150
                                 (205) 245-4365

                 Securities Registered Pursuant to Section 12(b)
                              of the Exchange Act:

                                                                         Name of Each Exchange
                 Title of Each Class                                        on Which Registered
        ------------------------------------                         ------------------------------
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

         The number of shares outstanding of the Registrant's Common Stock as of December 24, 1998: 999,244 shares of $.01 par value common stock.

The following items are amended:

     Part III:

       Item  9.  Directors and Executive Officers of the Registrant.
       Item 10.  Executive Compensation.
       Item 11.  Security Ownership of Certain Beneficial Owners and Management.
       Item 13.  Exhibits and Reports on Form 8-K

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        MANAGEMENT OF SOUTHFIRST

         The SouthFirst Board of Directors currently consists of eight persons and is divided into three classes, each of which contains approximately one-third of the SouthFirst Board of Directors. The directors of SouthFirst are elected by the shareholders of SouthFirst for staggered, three year terms, such that approximately one-third of the directors will be elected at each annual meeting of shareholders to hold office until their successors are elected and qualified. The executive officers of SouthFirst are elected annually by the Board of Directors of SouthFirst and hold office until their successors are elected and qualified.

         The direction and control of First Federal is vested in the First Federal Board of Directors. Directors of First Federal serve three-year terms. The terms of the directors of First Federal are staggered (as in the case of SouthFirst) so that approximately one-third of the directors will be elected at each annual meeting of shareholders. Since SouthFirst owns all of the issued and outstanding shares of common stock of First Federal, SouthFirst will elect the directors of First Federal, in accordance with applicable law.

         There are no arrangements or understandings pursuant to which the directors or executive officers of SouthFirst or First Federal were elected and there are no family relationships between any of such persons.

         The following table sets forth certain information regarding the executive officers and directors of SouthFirst and First Federal.

                                                       POSITION HELD                 YEAR FIRST        YEAR
                                                   WITH SOUTHFIRST AND/OR            ELECTED AS        TERM
             NAME                     AGE(1)           FIRST FEDERAL                  DIRECTOR        EXPIRES
             ----                     -----        ------------------------          ----------       -------
     Donald C. Stroup                   49         President, Chief Executive           1994            1999
                                                   Officer and Chairman
     Joe K. McArthur                    47         Executive Vice President,            1995            1998
                                                   Chief Financial Officer,
                                                   Secretary/Treasurer and
                                                   Director
     Bobby R. Cook                      58         Director and President of the        1997            2000
                                                   Western Division of First Federal
     H. David Foote, Jr.                49         Director                             1994            2000
     J. Malcomb Massey(2)               49         Director                             1997            1999
     Allen Gray McMillan, III           41         Director                             1995            1998
     John T. Robbs                      43         Director                             1994            2000
     Charles R. Vawter, Jr.             37         Director                             1994            1999
     Jimmy C. Maples                    49         First Vice President of               N/A             N/A
                                                   First Federal

---------------

     (1) At September 30, 1998.
     (2) Mr. Massey is also President of Pension & Benefit, a wholly owned subsidiary of First Federal.

         Set forth below is certain information with respect to the directors and executive officers of SouthFirst and First Federal. Unless otherwise indicated, the principal occupation listed for each person below has been his principal occupation for the past five years.

         DONALD C. STROUP has served as the President and Chief Executive Officer of First Federal since 1988 and of SouthFirst since 1994. Mr. Stroup has also been a member of the First Federal Board of Directors since 1988 and of the SouthFirst Board of Directors since 1994. Mr. Stroup has over 25 years of experience in the banking industry and received a B.S. in Business Administration from Samford University, and a Certificate of Achievement and Diploma of Merit from the Institute of Financial Education, Chicago, Illinois. He is a director of the Boys' Club, a member of the Red Cross, Hospice Care, Talladega County Economic Development Authority and Boy Scouts Advisory, a former Chairman of the Southern Community Bankers and a former member of the Sylacauga School Board and the Sylacauga Industrial Development Board. Mr. Stroup is also a current member and former President of the Sylacauga Rotary Club and a former director of the Sylacauga Chamber of Commerce and Coosa Valley Country Club. Mr. Stroup is a member of the First Baptist Church of Sylacauga.

         JOE K. MCARTHUR has served as the Executive Vice President, Chief Financial Officer and Secretary/Treasurer of First Federal and SouthFirst since 1992 and 1994, respectively. Mr. McArthur has served as a director of First Federal and SouthFirst since February 1996. Mr. McArthur has over 23 years of experience in the banking industry and received a B.S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining First Federal, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice president of First Federal of Alabama from 1983 to 1990. He has also served as a manager of various Little League and Babe Ruth Baseball teams, as well as Boys' Club basketball teams. Mr. McArthur is a member of the First United Methodist Church of Sylacauga.

         BOBBY R. COOK was named President of the Western Division of First Federal on October 31, 1997 in connection with the purchase by SouthFirst of First Federal Savings and Loan Association of Chilton County ("Chilton County"). Prior to joining SouthFirst and First Federal, Mr. Cook had served as President and Chief Executive Officer of Chilton County since 1973. Mr. Cook is past president of the Clanton, Alabama Kiwanis Club, past treasurer of the Clanton, Alabama Jaycees and serves as a Deacon of the First Baptist Church of Clanton, Alabama.

         H. DAVID FOOTE, JR. has served as a director of First Federal since 1988 and of SouthFirst since 1994. Mr. Foote has been President and owner of Foote Bros. Furniture since 1973. Mr. Foote has been a director of the Sylacauga Chamber of Commerce, the Coosa Valley Country Club and Talladega County E-911. He has served as President of Wesley Chapel Methodist Men's Club and head of the Wesley Chapel Methodist Administrative Board.

         J. MALCOMB MASSEY has served as a director of First Federal and SouthFirst since May, 1997. Mr. Massey is President and Chief Executive Officer of Pension & Benefit, First Federal's wholly owned subsidiary, a position he has held since he joined Pension & Benefit in 1997 after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm based in Montgomery for which Mr. Massey had served as President since 1980. Mr. Massey is a member of the American Society of Pension Actuaries and serves as the insurance consultant to Southern Community Bankers, an industry trade group comprised of twenty savings institutions and community banks located in the southeastern United States.

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

         CHARLES R. VAWTER, JR. has served as a director of First Federal since 1992 and of SouthFirst since 1994. Mr. Vawter is Chief Financial Officer of Automatic Gas and Appliance Co., Inc., where he has been employed since 1987. Mr. Vawter is a member of the First Baptist Church. He is a director of B.B. Comer Library Foundation and the Coosa Valley Country Club. He is a past director of the Sylacauga Chamber of Commerce. He is currently a member of the Planning Commission of the City of Sylacauga Chamber of Commerce and has served on the Planning Committee of Alabama LP Gas Association.

         JIMMY C. MAPLES has served as First Vice President of First Federal and has been largely responsible for First Federal's residential construction lending since March, 1994. Prior to serving in this capacity with the First Federal, Mr. Maples was Senior Vice President of Lending at Pinnacle Bank (formerly known as First Federal of Alabama) in Jasper, Alabama.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires SouthFirst's directors, certain of SouthFirst's officers and persons who own more than 10% of the outstanding Common Stock of SouthFirst to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of SouthFirst held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish SouthFirst with copies of all forms they file under this regulation. SouthFirst has been subject to this regulation from February 13, 1995 through the end of fiscal 1998. To SouthFirst's knowledge, based solely on a review of copies of such reports furnished to SouthFirst and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied with during fiscal 1998.

         Although SouthFirst has no obligation to make filings pursuant to
Section 16 of the Exchange Act, SouthFirst has adopted a policy requiring all
Section 16 reporting persons to report monthly to a designated employee of SouthFirst as to whether any transactions in SouthFirst's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information for fiscal 1998, 1997 and 1996 concerning compensation paid or accrued by SouthFirst and First Federal to or on behalf of SouthFirst's Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during such periods (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE





                                                Annual Compensation(1)              Long Term Compensation
                                           ----------------------------------    --------------------------
                                                                                 Restricted      Securities
       Name and Principal      Fiscal                            Other Annual      Stock         Underlying       All Other
            Position            Year       Salary     Bonus      Compensation(2)  Award(s)      Options/SARs    Compensation
       ------------------      ------     --------  --------     ------------    ----------     ------------    ------------
Donald C. Stroup                1998      $140,000  $ 35,812(3)    $12,250               --          34,930       $ 2,886(5)
         President, Chief       1997       100,308    27,093        12,000               --          20,750         2,272
Executive Officer               1996        95,568   163,093        10,250         $116,200(4)       20,750         2,255
and Chairman

Joe K. McArthur                 1998      $105,000  $ 24,104(6)    $12,250               --          20,708       $ 1,309(8)
         Executive Vice         1997        73,380    18,870        12,000               --          13,280         1,402
         President, Chief       1996        69,900   100,316         9,750          $74,368(7)       13,280         1,400
         Financial Officer and
         Director

Bobby R. Cook                   1998(9)    $78,500  $ 13,377(10)   $10,000               --           4,726       $ 2,561(11)
         Director and
         President Western
         Division of First
         Federal

J. Malcomb Massey               1998      $130,000  $  1,677       $12,250               --           3,726       $ 1,795(13)
         Director and           1997(12)    65,000        --         5,000               --
         President of Pension
         & Benefit

Jimmy C. Maples                 1998       $75,600  $ 32,709(14)        --          $23,240(15)       8,201       $ 1,737(16)
         First Vice President   1997        71,988    28,575            --               --           3,970         1,325
         of First Federal       1996        69,228    73,054            --               --           3,970         1,325

--------------------

(1) All compensation received by the Named Executive Officers was paid by First Federal, with the exception of Mr. Massey's salary, which was paid by Pension & Benefit.
(2) Fees received as member of the Board of Directors of SouthFirst and of First Federal.
(3) Consists of a regular bonus of $17,500 as well as $18,312 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options and a bonus paid to assist in the payment of applicable federal taxes due in connection with such dividend payments. See "-- Compensation of Directors."
(4) Represents 8,300 shares which are subject to certain vesting requirements as more fully described in "-- Management Recognition Plans." As of September 30, 1998, the aggregate market value of the shares was $135,913.
(5) Represents a $2,016 automobile allowance and income of $870 recognized on employer provided group term life insurance in excess of $50,000.
(6) Consists of a regular bonus of $13,125 as well as $10,979 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options and a bonus paid to assist in the payment of applicable federal taxes due in connection with such dividend payments. See "-- Compensation of Directors."

(7) Represents 5,312 shares which are subject to certain vesting requirements as more fully described in "-- Management Recognition Plans." As of September 30, 1998, the aggregate market value of the shares was $86,984.
(8) Represents a $439 automobile allowance and income of $870 recognized on employer provided group term life insurance in excess of $50,000.
(9) The 1998 data for Mr. Cook reflect the partial-year period from October 31, 1997, the date SouthFirst acquired Chilton County, through September 30, 1998.
(10) Consists of a regular bonus of $11,250 as well as $2,127 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."
(11) Represents a $581 automobile allowance and income of $1,980 recognized on employer provided group term life insurance in excess of $50,000.
(12) The 1997 data for Mr. Massey reflect the partial-year period from April 11, 1997, the date SouthFirst acquired Pension & Benefit, through September 30, 1997.
(13) Represents a $1,099 automobile allowance and income of $696 recognized on employer provided group term life insurance in excess of $50,000.
(14) Consists of a regular bonus of $28,500 as well as $4,209 of compensation recognized on dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."
(15) Represents 1,660 shares which are subject to certain vesting requirements as more fully described in "-- Management Recognition Plans." As of September 30, 1998, the aggregate market value of the shares was $27,183.
(16) Represents a $1,121 automobile allowance and income of $616 recognized on employer provided group term life insurance in excess of $50,000.

EMPLOYMENT AGREEMENTS

        SouthFirst and First Federal have entered into employment agreements with each of the Named Executive Officers. The terms and conditions of these employment contracts are described below.

Donald C. Stroup, Chairman, President and Chief Executive Officer.

        The employment agreement with Mr. Stroup was effective as of October 1, 1997 and is for a term of three years. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. Stroup's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Boards of Directors of SouthFirst and First Federal that the performance of Mr. Stroup has met the required performance standards and that such employment agreement should be extended.

        Pursuant to Mr. Stroup's employment agreement, First Federal pays Mr. Stroup an annual base salary of $140,000, for which SouthFirst is jointly and severally liable. Mr. Stroup's employment agreement entitles him to participate with all other senior management employees of SouthFirst or First Federal in any discretionary bonuses that the SouthFirst or First Federal Boards of Directors may award. In addition, Mr. Stroup participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

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

        Mr. Stroup's employment agreement further provides that, in the event of Mr. Stroup's involuntary termination in connection with, or within one year after, any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. Stroup will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"); and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Stroup receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Stroup's employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Stroup's employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Stroup's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Stroup's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

Joe K. McArthur, Executive Vice President and Chief Financial Officer.

        The employment agreement with Mr. McArthur was effective as of October 1, 1997 and is for a term of three years. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. McArthur's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Boards of Directors of SouthFirst and First Federal that the performance of Mr. McArthur has met the required performance standards and that such employment agreement should be extended.

        Pursuant to Mr. McArthur's employment agreement, First Federal pays Mr. McArthur an annual base salary of $105,000, for which SouthFirst will be jointly and severally liable. Mr. McArthur's employment agreement entitles him to participate with all other senior management employees of SouthFirst or First Federal in any discretionary bonuses that the SouthFirst or First Federal Boards of Directors may award. In addition, Mr. McArthur participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

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

Bobby R. Cook, President of the Western Division of First Federal.

        The employment agreement with Mr. Cook was effective as of January 1, 1998 and is for a term of three years. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. Cook's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors of First Federal that the performance of Mr. Cook has met the required performance standards and that such employment agreement should be extended.

Pursuant to the employment agreement, First Federal pays Mr. Cook an annual base salary of $90,000. Mr. Cook's employment agreement entitles him to participate with all other senior management employees of First Federal in any discretionary bonuses that the Board of Directors of First Federal may award. In addition, Mr. Cook participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

        Mr. Cook's employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Cook. If First Federal terminates Mr. Cook without cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Cook may voluntarily terminate his employment agreement by providing sixty days written notice to the Board of Directors of First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination. In addition, Mr. Cook's employment agreement contains a provision which permits him to voluntarily terminate his employment with First Federal and receive a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period in the event a constructive discharge occurs. A constructive discharge will occur if (i) Mr. Cook is required to move his personal residence or perform his principal executive functions more than 35 miles from his primary office in Clanton, Alabama, except for any trips to the principal executive offices of First Federal in Sylacauga, Alabama in connection with Mr. Cook's duties pursuant to his employment agreement; (ii) there is a material reduction without reasonable cause in Mr. Cook's base compensation;
(iii) First Federal fails to continue to provide Mr. Cook with compensation and benefits substantially similar to those provided to him under any of the employee benefit plans in which Mr. Cook currently or in the future becomes a participant; (iv) Mr. Cook is assigned duties and responsibilities materially different from those normally associated with his position as President of First Federal's Western Division;
(v) there is a material diminution or reduction in Mr. Cook's responsibilities or authority; or (vi) there is a material diminution or reduction in the secretarial or administrative support provided to Mr. Cook by First Federal.

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

J. Malcomb Massey, President of Pension & Benefit.

        The employment agreement with Mr. Massey was effective as of April 11, 1997 and provides for a term of three years. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. Massey's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors of First Federal that the performance of Mr. Massey has met the required performance standards and that such employment agreement should be extended.

        The employment agreement with Mr. Massey provides for an annual base salary of $130,000. In addition, Mr. Massey received 15,512 shares of restricted SouthFirst Common Stock which, one-fifteenth of which vest on each of the first fifteen anniversaries of the date of the employment agreement. Should Mr. Massey's employment be terminated due to his death or disability, all unvested shares will vest on the last day of Mr. Massey's service with Pension & Benefit. All unvested shares will also vest upon a "change in control" of Pension & Benefit. Under Mr. Massey's employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit's voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit's directors or the exercise of a controlling influence over the management or policies of Pension & Benefit. In addition, under Mr. Massey's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or Pension & Benefit, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of

SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.

        Mr. Massey's employment agreement entitles him to participate with all other senior management employees of First Federal in any discretionary bonuses that the Board of Directors of First Federal may award. Mr. Massey may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

        Mr. Massey's employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Massey. If First Federal terminates Mr. Massey without cause, he will be entitled to severance pay equal to the amount of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Massey has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of his employment. In either case, however, the severance pay is limited to three times the average total annual compensation received by Mr. Massey under the employment agreement over the five full fiscal years preceding the termination, or, if Mr. Massey has been employed less than five full fiscal years, over each full fiscal year preceding the termination. Mr. Massey may voluntarily terminate his employment agreement by providing sixty days written notice to the Board of Directors of First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

        Mr. Massey's employment agreement also contains a non-competition provision pursuant to which Mr. Massey agrees that if his employment by Pension & Benefit terminates during the initial three year period of employment, he will not, for two years following such termination, directly or indirectly engage in activities related to the planning, designing, implementation or administration of employee benefit plans in the same county as Pension & Benefit is located or in any contiguous county. The employment contract also provides that during the term of Mr. Massey's employment, and for three years thereafter, he shall refrain from recruiting or hiring, or attempting to recruit or hire, directly or by assisting others, any other employee of Pension & Benefit or any successor or affiliate of Pension & Benefit.

Jimmy C. Maples, First Vice President of First Federal.

        The employment agreement with Mr. Maples was effective as of January 1, 1998 and is for a term of three years. On each anniversary date from the expiration of the initial three year term of the employment agreement, the term of Mr. Maples' employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors of First Federal that the performance of Mr. Maples has met the required performance standards and that such employment agreement should be extended.

        The employment agreement provides that First Federal will pay Mr. Maples an annual base salary of $76,500. Mr. Maples' employment agreement entitles him to participate with all other senior management employees of First Federal in any discretionary bonuses that the Board of Directors of First Federal may award. In addition, Mr. Maples participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

        Mr. Maples' employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Maples. If First Federal terminates Mr. Maples without cause, he will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Maples may voluntarily terminate his employment agreement by providing sixty days written notice to the Board of Directors of First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination. In addition, Mr. Maples' employment agreement contains a provision which permits him to voluntarily terminate his employment with First Federal and receive a continuation of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period in the event a constructive discharge occurs. A constructive discharge will occur if (i) Mr. Maples is required to move his personal residence or perform his principal executive functions more than 35 miles from his primary office in Hoover, Alabama, except for any trips to the principal executive offices of First Federal in Sylacauga, Alabama in connection with Mr. Maples' duties pursuant to his employment agreement; (ii) there is a material reduction without reasonable cause in Mr. Maples' base compensation; (iii) First Federal fails to continue to provide Mr. Maples with compensation and benefits substantially similar to those provided to him under any of the employee benefit plans in which Mr. Maples currently or in the future becomes a participant; (iv) Mr. Maples is assigned duties and responsibilities materially different from those normally associated with his position as President of First Federal's Western Division; (v) there is a material diminution or reduction in Mr. Maples' responsibilities or authority; or (vi) there is a material diminution or reduction in the secretarial or administrative support provided to Mr. Maples by First Federal.

        Mr. Maples' employment agreement further provides that, in the event of Mr. Maples' involuntary termination in connection with, or within one year after, any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. Maples will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Maples receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Maples' employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Maples' employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Maples' employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Maples' voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

DEFERRED COMPENSATION AGREEMENTS

        First Federal has entered into deferred compensation agreements (collectively, the "Deferred Compensation Agreements") with Mr. Stroup and Mr. McArthur, pursuant to which each will receive certain retirement benefits at age
65. Under the Deferred Compensation Agreements, benefits are payable for 15 years. A portion of the retirement benefits accrue each year until age 65 or, if sooner, until termination of employment. If Mr. Stroup remains in the employment of First Federal until age 65, his annual benefit will be $65,000. If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If either of these officers dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreements will accrue and will, thereupon, be payable to their respective beneficiaries. The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives of these officers that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $57,075 in each of 1998, 1997 and 1996.

MANAGEMENT RECOGNITION PLANS

        The SouthFirst Board of Directors has adopted two management recognition plans ("MRPs"), denominated SouthFirst Bancshares, Inc. Management Recognition Plan "A" ("Plan A") and SouthFirst Bancshares, Inc. Management Recognition Plan "B" ("Plan B") (collectively, the "Plans"). The objective of the Plans is to enable SouthFirst and First Federal to reward and retain personnel of experience and ability in key positions of responsibility by providing such personnel with a proprietary interest in SouthFirst and by recognizing their past contributions to SouthFirst and First Federal, and to act as an incentive to make such contributions in the future.

        Plan A and Plan B are identical except that while Plan B provides for awards only to employees of SouthFirst and First Federal, Plan A provides for awards to employees, as well as to non-employee directors. The Plans are administered by a committee (the "Committee") of the SouthFirst Board of Directors. Awards under the Plans are in the form of restricted stock grants ("MRP grants"). Each Plan has reserved a total of 16,600 shares of SouthFirst Common Stock for issuance pursuant to awards made by the Committee. Such shares, with respect to each Plan, are held in trust until awards are made by the Committee, at which time the shares are distributed from the trust to the award recipient. Such shares will bear restrictive legends until vested, as described below. The Committee may make awards to eligible participants under the Plans in its discretion, from time to time. Under Plan A, on November 15, 1995 each non-employee director serving in such capacity on February 13, 1995 (the effective date of the Conversion of SouthFirst from a mutual to a stock form of ownership) automatically received an award of 1,660 shares. In selecting the employees to whom awards are granted under the Plans, the Committee considers the position, duties and responsibilities of the employees, the value of their services to SouthFirst and First Federal and any other factors the Committee may deem relevant. As of September 30, 1996, a total of 33,200 shares had been awarded under the Plans and, as of that date, no further shares were available for future issuance.

        Awards under the Plans vest at the rate of 20% per year, commencing on the first anniversary of the date of the award. The Committee may, however, from time to time and in its sole discretion, accelerate the vesting with respect to any participant, if the Committee determines that such acceleration is in the best interest of SouthFirst. If a participant terminates employment for reasons other than death or disability, the participant forfeits all rights to any shares which have not vested. If the participant's termination is caused by death or disability, all shares become vested. Participants will recognize compensation income on the date their interests vest, or at such earlier date pursuant to a participant's election to accelerate recognition pursuant to
Section 83(b) of the Internal Revenue Code.

STOCK OPTION PLANS

        The SouthFirst Board of Directors has adopted two Stock Option Plans. The first was adopted November 15, 1995 and is denominated the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan (the "1995

Stock Option Plan"), and the second was adopted on January 28, 1998 and is denominated the 1998 Stock Option and Incentive Plan ("the 1998 Stock Option Plan"). The objective of each of the Stock Option Plans is to attract, retain, and motivate the best possible personnel for positions of substantial responsibility with SouthFirst and First Federal. In order to attract and retain members of the Board of Directors of SouthFirst who contribute to SouthFirst's success, each of the Stock Option Plans also provides for the award of nonqualified stock options to non-employee directors of SouthFirst.

        The 1995 Stock Option Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and nonqualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs") (Options and SARs are referred to herein collectively as "Awards"), as determined by the committee administering the 1995 Stock Option Plan. As of September 30, 1998, a total of 83,000 shares had been issued under the 1995 Stock Option Plan and, as of that date, no further shares were available for future issuance. The 1998 Stock Option Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) incentive and nonqualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs"). As of September 30, 1998, a total of 63,361 shares had been issued under the 1998 Stock Option Plan and, as of that date, no further shares were available for future issuance

        The terms and conditions of the two Stock Option Plans are substantially the same. The exercise price for Options and SARs granted under the Stock Option Plans may not be less than the fair market value of the shares on the day of the grant, and no Awards shall be exercisable after the expiration of ten years from the date of this grant. Each Stock Option Plan has a term of 10 years unless earlier terminated by the SouthFirst Board of Directors. The Stock Option Plans are administered by a committee of the directors of SouthFirst (the "Option Plan Committee"). Except as discussed below with respect to non-employee directors, the Option Plan Committee has complete discretion to make Awards to persons eligible to participate in the Stock Option Plans, and determines the number of shares to be subject to such Awards, and the terms and conditions of such Awards. In selecting the persons to whom Awards are granted under the Stock Option Plan, the Option Plan Committee considers the position, duties, and responsibilities of the employees, the value of their services to SouthFirst and First Federal, and any other factor the Option Plan Committee may deem relevant to achieving the stated purpose of the Stock Option Plan.

        Options granted under the Stock Option Plans become exercisable at a rate of 20% per year commencing one year from the date of grant, with the exception that all options will become immediately exercisable in the event the optionee's employment is terminated due to the optionee's death, disability or retirement, or in the event of a change in control of First Federal or SouthFirst.

         Under the 1995 Stock Option Plan, all directors who were not employees of SouthFirst as of November 15, 1995 (the date of the approval of the Stock Option Plan by the shareholders of SouthFirst and the OTS), received non-qualified stock options for the purchase of 4,150 shares with an exercise price equal to $14.00 per share, the fair market value of SouthFirst Common Stock on the date of grant. Likewise, under the 1998 Stock Option Plan, all directors who were not employees of SouthFirst as of January 28, 1998 (the date of the approval of the Stock Option Plan by the Board of Directors of SouthFirst) received non-qualified stock options for the purchase of 2,700 shares with an exercise price equal to $21.25 per share, the fair market value of SouthFirst Common Stock on the date of grant.

        The following table presents information regarding fiscal 1998 grants to the Named Executive Officers of options to purchase shares of SouthFirst's Common Stock.


                          OPTION GRANTS IN FISCAL 1998

                           Number of        % of Total
                          Securities          Options
                          Underlying        Granted to
                            Options        Employees in        Exercise       Expiration
        Name               Granted(1)       Fiscal Year         Price            Date
        ----              ----------       ------------        --------       ----------
Donald C. Stroup            10,030             22.6%            $21.25          1/28/08
Joe K. McArthur              7,428             16.7%             21.25          1/28/08
Bobby R. Cook                4,726             10.6%             21.25          1/28/08
J. Malcomb Massey            3,726              8.4%             21.25          1/28/08
Jimmy C. Maples              4,051              9.1%             21.25          1/28/08

--------------

(1) Options with respect to 20% of the underlying shares vest on each of January 28, 1999, 2000, 2001, 2002 and 2003.


     The following table provides certain information concerning the exercise of stock options under SouthFirst's Stock Option Plan during the fiscal year ended September 30, 1998, by the Named Executive Officers and the fiscal year end value of unexercised options held by those individuals:


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                              Number of Securities      Value of Unexercised
                                                                   Underlying               In-the-Money
                                                             Unexercised Options at       Options at Fiscal
                                                                Fiscal Year End               Year End
                         Shares Acquired        Value             Exercisable/              Exercisable/
        Name               on Exercise        Realized           Unexercisable            Unexercisable(1)
        ----             ---------------      --------       ----------------------     --------------------
Donald C. Stroup                0                $0              8,300 / 26,630           $19,713 / $29,569
Joe K. McArthur                 0                $0              5,312 / 15,396           $12,616 / $18,924
Bobby R. Cook                   0                $0                  0 /  4,726                $0 / $0
J. Malcomb Massey               0                $0                  0 /  3,726                $0 / $0
Jimmy C. Maples                 0                $0              1,588 /  6,613           $ 3,772 / $ 5,657

--------------

(1) Represents the value of unexercised, in-the-money stock options on September 30, 1998, using the $16.375 closing price of SouthFirst Common Stock on that date.

EMPLOYEE RETIREMENT SAVINGS PLAN

         First Federal has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to 10% of their gross salary to the 401(k) Plan or $9,500, whichever is less. Currently, all contributions are fully vested under 401(k) Plan at the time of the contribution. Prior to First Federal's adoption of an Employee Stock Ownership Plan (see "--Employee Stock Ownership Plan"), the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.50 for each $1.00 of employee contribution and contributions from 4% to 6% were 100% matched. During this period, contributions were 100% vested following the completion of five years of service and were invested in one or more investment accounts administered by an independent plan administrator.

EMPLOYEE STOCK OWNERSHIP PLAN

         First Federal has adopted an Employee Stock Ownership Plan (the "ESOP") for the exclusive benefit of participating employees. All employees of First Federal who are at least 21 years old and who have completed a year of service with First Federal are eligible to participate in the ESOP. SouthFirst has loaned the ESOP $664,000, which the ESOP used to purchase 66,400 shares of SouthFirst Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.

         Contributions to the ESOP are expected to be used to repay the ESOP loan. Shares released from the suspense account as the ESOP loan is repaid, any contributions to the ESOP that are not used to repay the ESOP loan, and forfeitures will be allocated among participants on the basis of their relative compensation. With the exception of terminations due to death, disability or retirement, a participant must be employed by First Federal on the last day of the plan year and have completed 1,000 hours of service during the plan year in order to share in the allocation for the plan year. Any dividends paid on unallocated shares of SouthFirst Common Stock are to be used to repay the ESOP loan; any dividends paid on shares of SouthFirst Common Stock allocated to participant accounts will be credited to said accounts.

         Benefits under the ESOP vest at a rate of 20% per year of service, with the first 20% vesting after the Participant has served for two years. Participant's benefits also become fully vested upon the Participant's death, disability, attainment of normal retirement age, or the termination of the ESOP. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service with First Federal. An employee's years of service prior to the ESOP's effective date will be considered for purposes of determining vesting under the ESOP.

         A participant who separates from service because of death, disability or retirement will be entitled to receive an immediate distribution of his or her benefits. A participant who separates from service for any other reason will be eligible to begin receiving benefits once he or she has completed his or her fifth one year break in service. Distributions will generally be made in whole shares of SouthFirst Common Stock, with the value of fractional shares being paid in cash. Although accounts will generally be distributed in a lump sum, accounts valued in excess of $500,000 may be distributed in installments over a five-year period.

         SouthFirst is the plan administrator of the ESOP and Regions Bank, Birmingham, Alabama serves as the trustee of the ESOP (the "ESOP Trustee"). Participants may vote the shares of SouthFirst Common Stock that are allocated to their account. Any unallocated shares of SouthFirst Common Stock and allocated shares of SouthFirst Common Stock for which no timely direction is received are voted by the ESOP Trustee in accordance with its fiduciary obligations.


COMPENSATION OF DIRECTORS

         Each member of the First Federal Board of Directors, (other than the Chairman), receives a fee of $750 for each board meeting attended (with one excused absence), and each non-employee director of First Federal, if a member of a committee, receives $500 for each committee meeting attended. The Chairman of the First Federal Board of Directors receives a fee of $850 for each board meeting attended. Each member of the SouthFirst Board of Directors receives a fee of $250 for each board meeting attended.

         SouthFirst has adopted, by resolution of the Board of Directors of SouthFirst, a dividend incentive plan pursuant to which holders of options to purchase SouthFirst Common Stock and holders of MRP grants are paid an amount equal to the number of shares underlying stock options or MRP grants held by them, as the case may be, multiplied by the amount of dividends SouthFirst pays to the holders of its Common Stock. Accordingly, during fiscal 1998, each non-employee director was paid a total of $3,601 with respect to the shares of Common Stock underlying options held by him and a total of $996 with respect to the MRPs held by him as provided under the dividend incentive plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         SouthFirst presently does not have a compensation committee because no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Donald C. Stroup, President and Chief Executive Officer of SouthFirst and First Federal, and Joe K. McArthur, Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Federal, serve as members of the Wage and Compensation Committee of First Federal. First Federal's Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no "interlocking" relationships existing at or before the year ended September 30, 1998 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the First Federal Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the First Federal Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 18, 1999 with respect to the beneficial ownership of SouthFirst's common stock by
(i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                          Shares of
                                                        Common Stock                        Percent of
                 Beneficial Owner                   Beneficially Owned(1)               Outstanding Shares
         ---------------------------------          ---------------------               ------------------
         H. David Foote, Jr.(2)                            9,320                             *
         John T. Robbs(3)                                 18,320                             1.8%
         Jimmy C. Maples(4)                               13,276                             1.3%
         Allen Gray McMillan, III(5)                      13,320                             1.3%
         Charles R. Vawter, Jr.(6)                        33,020                             3.3%
         Donald C. Stroup(7)                              47,798                             4.7%
         Joe K. McArthur(8)                               18,557                             1.8%
         J. Malcomb Massey(9)                             20,623                             1.9%
         Bobby R. Cook(10)                                13,856                             1.4%
         Jeffrey L. Gendell, et. al.(11)                  83,700                             8.4%
                                                          ------                             ----
         All directors and
            executive officers
            as a group (9 persons)                       186,907                            15.6%

-------------------
 *       Represents less than 1%.
 (1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The percentages are based upon 999,244 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 999,244 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.
 (2) Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.
 (3) Of the amount shown, 2,293 shares are held jointly by Mr. Robbs and his wife, 3,662 shares are held in an Individual Retirement Account for the benefit of Mr. Robb's wife, 5,000 shares are held jointly with his father, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.
 (4) Of the amount shown, 900 shares are held in an Individual Retirement Account, 6,668 shares are held in his account under the Company's 401(k) plan, 3,384 shares are held in his account under the Bank's ESOP, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under the Company's Management Recognition Plan "B," 996 shares of which are fully vested.
 (5) Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.
 (6) Of the amount shown, 28,500 shares are held jointly by Mr. Vawter and his wife, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.
 (7) Of the amount shown, 17,100 shares are owned jointly by Mr. Stroup and his wife, 300 shares are held by one of Mr. Stroup's sons, 9,094 shares are held in his account under SouthFirst's 401(k) plan, 2,781 shares are held in his account under First Federal's ESOP, 12,450 shares are subject to presently exercisable options and 8,300 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," 4,980 shares of which are fully vested.
(8) Of the amount shown, 1,500 shares are owned jointly by Mr. McArthur and his wife, 3,092 shares are held in his account under SouthFirst's 401(k) plan, 3,341 shares are held in his account under First Federal's ESOP, 7,968 shares are subject to presently exercisable options and 5,312 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," 3,187 shares of which are fully vested.
(9) Of the amount shown, 15,512 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Benefit Financial, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 2,933 shares are held in a profit sharing account, and 1,995 shares are held in an Individual Retirement Account.
(10) Of the amount shown, 1,624 shares are held in an Individual Retirement Account for the benefit of Mr. Cook's wife.
(11) Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 83,700 shares, Tontine Management, L.L.C. ("TM") has shared voting power with respect to 83,700 shares, Tontine Partners, L.P. ("TP") has shared voting power with respect to 10,500 shares and Tontine Financial Partners, L.P. ("TFP") has shared voting power with respect to 73,200 shares. TM, the general partner of TP and TFP, has the power to direct the affairs of TP and TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell, TP and TFP is 200 Park Avenue, Suite 3900, New York, New York 10166. The foregoing information is based on a Schedule 13D/A, Amendment No. 2, dated October 6, 1997 filed by Mr. Gendell, TP and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (A).  EXHIBITS.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from
SouthFirst's: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 ("1994 S-1"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan "A" S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan "B" S-8"); Registration Statement on From S-8, Registration No. 333-4538 ("Option Plan S-8"); Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K"); Annual Report on Form 10-K for the year ended September 30, 1997.; or Annual Report on Form 10-KSB for the year ended September 30, 1998. Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         Exhibit No.                      Description of Exhibit
         -----------                      ----------------------
             3.1 *         Amended and Restated Certificate of Incorporation (1994 S-1).

             3.2 *         Bylaws (1994 S-1, Exhibit 3.2).

             4 *           Form of Common Stock Certificate (1994 S-1).

             10.1 *        Employment Agreement dated as of October 1, 1997 between SouthFirst
                           Bancshares, Inc. and Donald C. Stroup (1997 Form 10-K).

             10.2 *        Employment Agreement dated as of October 1, 1997 between SouthFirst
                           Bancshares, Inc. and Joe K. McArthur (1997 Form 10-K).

             10.3 *        Employment Agreement dated as of October 1, 1997 between First Federal of the
                           South and Donald C. Stroup (1997 Form 10-K).

             10.4 *        Employment Agreement dated as of October 1, 1997 between First Federal of the
                           South and Joe K. McArthur (1997 Form 10-K).

             10.5 *        Employment Agreement dated as of January 1, 1998 between First Federal of the
                           South and Bobby R. Cook (1998 Form 10-KSB).

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

             10.5.3 *      Management Recognition Plan A Restated and Continued (Plan "A" S-8, Exhibit
                           4.1).

             10.6.1 *      Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

             10.6.2 *      Form of Management Recognition Plan B, as amended (1995 Form 10-K).

             10.6.3 *      Management Recognition Plan B, Restated and Continued (Plan "B" S-8, Exhibit
                           4.1).

             10.7.1 *      Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7)  (1995 Form
                           10-K).

             10.7.2 *      Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K).

             10.7.3 *      Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit
                           4.1).

             10.7.4 *      Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

             10.8 *        Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1,
                           Exhibit 10.8).

             10.9 *        Deferred Compensation Agreement between First Federal of the South and Joe K.
                           McArthur (1995 Form 10-K).

             10.10 *       Deferred Compensation Agreement between First Federal of the South and
                           Donald C. Stroup (1995 Form 10-K).

             10.11 *       Employment Agreement dated as of January 1, 1998 between First Federal of the
                           South and Jimmy C. Maples (1998 Form 10-KSB).

             10.12         Employment Agreement dated as of April 11, 1997 between Pension & Benefit
                           Financial Services, Inc. (formerly Benefit Financial Services, Inc.) and J. Malcomb
                           Massey.

             10.13         1998 Stock Option and Incentive Plan, as Amended and Restated.

             11 *          Statement Regarding Computation of Per Share Earnings (1998 Form 10-KSB).

             21 *          Subsidiaries of Registrant (1998 Form 10-KSB).

             23.1 *        Consent of Jones and Kirkpatrick, P.C. (1998 Form 10-KSB).

             23.2 *        Consent of KPMG Peat Marwick LLP (1998 Form 10-KSB).

             27 *          Financial Data Schedule (for SEC use only) (1998 Form 10-KSB).

(B)          REPORTS ON FORM 8-K

         SouthFirst filed one report on Form 8-K during the last quarter of the fiscal year ended September 30, 1998, on August 20, 1998, reporting its dismissal of KPMG Peat Marwick LLP as its independent auditors and engagement of Jones & Kirkpatrick, P.C. as independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTHFIRST BANCSHARES, INC.


Date: January 27, 1999         By:   /s/ Donald C. Stroup
                                  ------------------------------------------
                                    Donald C. Stroup
                                    President and Chief Executive Officer
                                    (principal executive officer)


Date: January 27, 1999         By:  /s/ Joe K. McArthur
                                  ------------------------------------------
                                    Joe K. McArthur
                                    Principal Financial Officer
                                    (principal accounting officer)

                           SOUTHFIRST BANCSHARES, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                                            DESCRIPTION OF EXHIBIT
-----------                                            ----------------------
10.12                      Employment Agreement dated as of April 11, 1997 between Pension & Benefit
                           Financial Services, Inc. (formerly Benefit Financial Services, Inc.) and J. Malcomb
                           Massey.

10.13                      1998 Stock Option and Incentive Plan, as Amended and Restated.
