Form 10QSB
period 1998-12-31
SOUTHFIRST BANCSHARES INC
filed 1999-02-16
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                            Commission File Number:
   December 31, 1998                                           1-13640



                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                      63-1121255
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



126 North Norton Avenue, Sylacauga, Alabama                              35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:                205-245-4365
--------------------------------------------------------------------------------
Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                             No
              ----                              -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share
--------------------------------------                902,232 shares
                  Class                      Outstanding at February 12, 1999

                           SOUTHFIRST BANCSHARES, INC.


                                TABLE OF CONTENTS





                                                                                                            Page
PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition (Unaudited) at December 31, 1998
     and September 30, 1998 ..................................................................................1

Consolidated Statements of Earnings (Unaudited) for the Three Months Ended
     December 31, 1998 and 1997...............................................................................2

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
     Three Months Ended December 31, 1998.....................................................................3

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
     December 31, 1998 and 1997...............................................................................4

Notes to Consolidated Financial Statements (Unaudited)........................................................6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
     of Operations............................................................................................7

PART II - OTHER INFORMATION..................................................................................12

SIGNATURES


                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


                 Consolidated Statements of Financial Condition
              December 31, 1998 (Unaudited) and September 30, 1998

                                                                                   December 31,             September 30,
                          Assets                                                      1998                       1998
                          ------                                                      ----                       ----
                                                                                                              (Audited)
Cash and amounts due from depository institutions                                 $   5,625,327                 9,213,906
Investment securities held to maturity at cost                                          552,628                   971,106
Investment securities available for sale, at fair value                              36,945,986                36,823,772
Loans receivable                                                                    105,942,633               105,322,213
Less allowance for loan losses                                                         (614,953)                 (732,021)
                                                                                  -------------              ------------
       Net loans                                                                    105,327,680               104,590,192
Loans held for sale at cost (which approximates fair value)                           1,714,278                    92,750
Premises and equipment, net                                                           5,088,598                 3,903,308
Foreclosed real estate, net                                                             331,755                        --
Accrued interest receivable                                                             933,784                 1,044,978
Other assets                                                                          2,515,194                 1,733,463
Investment in affiliates                                                                157,749                   144,617
                                                                                  -------------              ------------
       Total assets                                                                 159,192,979               158,518,092
                                                                                  =============              ============
           Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                                                         $   4,075,755                 3,435,519
     Interest bearing                                                               120,102,084               120,448,157
                                                                                  -------------              ------------
       Total deposits                                                               124,177,839               123,883,676

   Advances by borrowers for property taxes and insurance                               242,068                   327,126
   Accrued interest payable                                                             840,427                 1,071,183
   Borrowed funds                                                                    16,169,068                16,169,068
   Accrued expenses and other liabilities                                             2,041,620                 1,396,424
                                                                                  -------------              ------------
       Total liabilities                                                            143,471,022               142,847,477
                                                                                  -------------              ------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares issued and 902,232 outstanding shares at December 31, 1998 and 999,643
     shares issued and 914,432 outstanding shares at September 30, 1998                   9,996                     9,996
   Additional paid-in capital                                                         9,810,963                 9,810,963
   Treasury stock                                                                    (1,067,744)                 (867,087)
   Unearned compensation on common stock employee benefit plans                        (778,508)                 (778,508)
   Retained earnings, substantially restricted                                        5,876,458                 5,953,346
   Accumulated Other Comprehensive Income                                             1,870,792                 1,541,905
                                                                                  -------------              ------------
       Total stockholders' equity                                                    15,721,957                15,670,615
                                                                                  -------------              ------------
     Total liabilities and stockholders' equity                                   $ 159,192,979               158,518,092
                                                                                  =============              ============

     See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Consolidated Statements of Earnings (Unaudited) for the Three Months Ended December 31, 1998 and December 31, 1997


                                                                              1998                      1997
                                                                              ----                      ----
Interest and dividend income:
    Interest and fees on loans                                             $2,080,527                 1,876,470
    Interest and dividend income on investment securities                     572,307                   666,728
                                                                            ---------                 ---------
        Total interest and dividend income                                  2,652,834                 2,543,198
                                                                            ---------                 ---------
Interest expense:
     Interest on deposits                                                   1,473,014                   955,869
     Interest on borrowed funds                                               223,028                   290,528
                                                                            ---------                 ---------
         Total interest expense                                             1,696,042                 1,246,397
                                                                            ---------                 ---------
         Net interest income                                                  956,792                 1,296,801
Provision for loan losses                                                      37,306                     7,589
                                                                            ---------                 ---------
          Net interest income after provision for loan loss losses            919,486                 1,289,212
                                                                            ---------                 ---------
Other income:
    Service charges and other fees                                            180,583                   137,686
    Employee benefit consulting fees                                          213,076                   148,399
    Gain on sale of loans                                                     117,533                    45,353
    Gain on sale of investment securities                                           0                       692
    Equity in loss of affiliate                                                13,132                    (5,328)
    Other                                                                      48,108                    50,295
                                                                            ---------                 ---------
       Total other income                                                     572,432                   377,097
                                                                            ---------                 ---------
Other expenses:
    Compensation and benefits                                                 917,809                   755,782
    Net occupancy expense                                                      73,569                    68,416
    Furniture and fixtures                                                    103,355                    64,781
    Data processing                                                            86,697                    33,824
    Office supplies and expenses                                               86,510                    81,127
    Deposit insurance premiums                                                 30,160                    17,730
    Other                                                                      81,997                   232,459
                                                                            ---------                 ---------
        Total other expenses                                                1,380,097                 1,254,119
                                                                            ---------                 ---------
        Income before taxes                                                   111,821                   412,190
Income tax expense                                                             44,626                   162,303
                                                                            ---------                 ---------
        Net income                                                          $  67,195                   249,887
                                                                            =========                 =========
Primary earnings per common share                                                0.07                      0.28
Fully Diluted earnings per common share                                          0.07                      0.27
Dividends per common share                                                       0.15                      0.13
Primary weighted average common shares outstanding                            904,180                   897,764
Fully Diluted weighted average common shares outstanding                      918,145                   924,766

See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 1998

------------------------------------------------------------------------------




                                                                                       Deferred
                                                                                      Compensation
                                                                                       on Common      Retained
                                                           Additional                    Stock        Earnings
                                             Common        Paid In       Treasury      Employee     Substantially
                                             Stock         Capital         Stock     Benefit Plans   Restricted
                                            ---------    ------------   -----------   -------------   ------------
Balance at September 30, 1998               $   9,996    $ 9,810,963    $  (867,087)   $(778,508)     $ 5,953,346
Comprehensive Income
     Net Income                                                                                            67,195
    Other Comprehensive Income, net
     of tax:
    Change in unrealized gain on
     securities available-for-sale, net of
     deferred income taxes of $201,576

Total Comprehensive Income



Acquisition of Treasury Stock                                              (200,657)


Cash Dividends Declared                                                                                  (144,083)
                                            ---------    -----------    -----------    ---------      -----------




Balance at December 31,1998                 $   9,996    $ 9,810,963    $(1,067,744)   $(778,508)     $ 5,876,458
                                            =========    ===========    ===========    =========      ===========



                                                Accumulated
                                                  Other            Total
                                               Comprehensive  Stockholders
                                                 Income           Equity
                                               -------------  ------------
Balance at September 30, 1998                  $1,541,905     $ 15,670,615
Comprehensive Income
     Net Income                                                     67,195
    Other Comprehensive Income, net
     of tax:
    Change in unrealized gain on
     securities available-for-sale, net of       328,887          328,887
     deferred income taxes of $201,576

Total Comprehensive Income                                         396,082
                                                              ------------


Acquisition of Treasury Stock                                     (200,657)


Cash Dividends Declared                                           (144,083)
                                                 ----------   ------------




Balance at December 31,1998                    $1,870,792     $ 15,721,957
                                               ==========     ============












See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES



            Consolidated Statements of Cash Flows (Unaudited) for the
                  Three Months Ended December 31, 1998 and 1997

                                                                              1998                1997
                                                                              ----                ----
Operating activities:
     Net income                                                            $    67,195       $    249,887
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                           83,522             49,385
        Provision for loan losses                                               21,000             12,722
        Loss on sale of unconsolidated affiliate                                    --              6,564
        Equity in loss of unconsolidated affiliates                            (13,132)             5,328
        Gain on sale of loans                                                  117,533             (5,448)
        (Gain) loss on sale of investment securities                                --               (692)
        Increase (decrease) in deferred loan origination fees                  (17,469)           (22,321)
        Net amortization of premium/discount
           on investment securities held to maturity                              (761)                --
        Net amortization of premium/discount
           on investment securities available for sale                         (24,379)           (26,749)
        Loans originated for sale                                           (7,407,068)        (1,672,150)
        Proceeds from sale of loans                                          5,668,007          1,526,070
        (Increase) decrease in accrued interest receivable                     111,194           (102,918)
        (Increase) in other assets                                            (781,731)           663,927
        Decrease in accrued interest payable                                  (230,756)          (759,652)
        Increase (decrease) in accrued expenses and other liabilities          645,195         (1,336,121)
                                                                           -----------       ------------
               Net cash used in operating activities                       $(1,761,650)      $ (1,412,168)
                                                                           -----------       ------------
Investing activities:
     Net cash paid in acquisition of subsidiary                                     --           (145,672)
     Proceeds from sale of unconsolidated affiliate                                 --             90,100
     Investment in unconsolidated affiliated companies                              --            (15,000)
     Purchases (sale) of interest-bearing deposits                             (81,734)                --
     Principal repayments and maturities of investment
         securities held to maturity                                         3,488,521                 --
     Principal repayments and maturities of investment
         securities available for sale                                              --            925,232
     Purchase of investment securities available for sale                   (2,750,000)       (11,803,852)
     Purchase of discount of investment securities available for sale            1,563                 --
     Proceeds from sale of investments                                              --         15,860,175
     Reinvestment of mutual fund dividend                                       (8,058)                --
     Net (increase) decrease in loans                                         (741,019)         3,728,589
     Proceeds from sale of foreclosed real estate                                   --             23,277
     Transfer from loans of real estate owned property                        (331,755)                --

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the
                  Three Months Ended December 31, 1998 and 1997

                                                                           1999               1997
                                                                        -----------       ------------
Purchase of premises and equipment                                       (1,268,812)          (385,173)
                                                                        -----------       ------------
               Net cash provided by (used in) investing activities      $(1,691,294)      $  8,277,676
                                                                        -----------       ------------

Financing activities:
     Net increase (decrease) in deposits                                $   294,163          4,901,429
     Proceeds from borrowed funds                                         3,000,000          3,108,509
     Cash dividends paid                                                   (144,080)          (105,950)
     Treasury stock purchased                                              (200,660)                --
     Repayment of borrowed funds                                         (3,000,000)        (6,014,017)
     Decrease in advances by borrowers
        for property taxes and insurance                                    (85,058)          (134,106)
                                                                        -----------       ------------
               Net cash provided by (used in) financing activities         (135,635)         1,755,865
                                                                        -----------       ------------
Increase (decrease) in cash and amounts due from
        depository institutions                                          (3,588,579)         8,621,373
Cash and amounts due from depository institutions
     at beginning of period                                               9,213,906          2,448,123
                                                                        -----------       ------------
Cash and amounts due from depository institutions
     at end of period                                                   $ 5,625,327       $ 11,069,496
                                                                        ===========       ============
Supplemental information on cash payments:
     Interest paid                                                      $ 1,478,114       $  1,752,477
                                                                        ===========       ============
     Income taxes paid                                                  $        --       $         --
                                                                        ===========       ============





See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Unaudited)
                           December 31, 1998 and 1997


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended December 31, 1998, was derived from the financial records of SouthFirst Bancshares, Inc. and its wholly-owned subsidiary, First Federal of the South ("First Federal"), and First Federal's wholly owned subsidiary, Pension & Benefit Financial Services, Inc., a Montgomery, Alabama-based employee benefits consulting firm. Collectively, SouthFirst and its subsidiaries are referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three-month periods ended December 31, 1998 and 1997. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      NEW ACCOUNTING STANDARD

         As of October 1, 1998, SouthFirst adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on net income or stockholders equity. SFAS No. 130 requires unrealized gains and losses from available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of SFAS No. 130.

         By September 30, 1999, SouthFirst will adopt Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 will have no effect on the results of operations or financial position of SouthFirst.


(3)      SUBSEQUENT EVENTS

         On January 20, 1999, the Company declared a regular dividend of $0.15 per share, payable on February 15, 1999 to stockholders of record on February 1, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the first quarter of fiscal 1999, which ended December 31, 1998, decreased $182,492, or 73%, when compared to the same period in fiscal 1998. Net interest income decreased $340,009 in the first fiscal quarter of 1999, compared to the same period in fiscal 1998. Other income increased $195,335 for the first fiscal quarter of 1999, compared to the same period in fiscal 1998, while other expenses increased $125,978.

A significant amount of the above increases or decreases are attributable to the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County") on October 31, 1997. Chilton County was merged with and into SouthFirst's wholly owned subsidiary, First Federal of the South ("First Federal"). The acquisition of Chilton County impacts the comparison of the three month periods ended December 1998 and 1997 in that figures for Chilton County were incorporated for entire three month period ended December 31, 1998, as opposed to only two months of the same period in 1997. This resulted in both other income and other expense increasing from 1997 to 1998. Net interest income decreased as a result of acquiring a significantly higher cost of funds base, as well as acquiring a consumer loan base requiring significant charge-offs. Primary earnings per common share, based on weighted average shares outstanding, was $0.07 and $0.28 for the three months ended December 31, 1998 and 1997, respectively.

Those items significantly affecting net earnings are discussed in detail below.

NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-bearing assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Net interest income is directly related to the interest rate spread, the difference between the interest rates on interest-earning assets and interest-bearing liabilities.

As of December 31, 1998, the interest rate spread decreased 124 basis points as rates earned on interest-earning assets decreased 29 basis points to 7.39% while the cost of funds increased 95 basis points to 5.00%. The increase in rates paid and the decline in rates received during this three month interval reflects the significantly higher interest rates that had been paid in the Chilton County market area, as well as the continuing downward trend of the overall interest rate environment. While the cost of funds has been steadily declining over the past several months, interest rates on consumer loans, construction loans and mortgages have declined as well. The average balance of interest-earning assets increased $11.20 million, or 8.5%, from $132.4 million to $143.6 million while the average balance of interest-bearing liabilities increased $5.7 million, or 4.4%, from $130 million to $135.7 million. The combined effect of the increases in average balances and the changes in rates discussed was to cause a decrease in the interest rate spread from 3.63% to 2.39% and a decrease in net interest income of $340,000, or 26.2%, and for the three months ended December 31, 1998, as compared to the same period in 1997.

OTHER INCOME

Total other income for the three months ended December 31, 1998 increased $195,000, to $572,000, as compared to the three months ended December 31, 1997. A significant portion of the increase in total other income was attributable to an increase of $65,000 in employee benefit consulting fees earned by Pension & Benefit Financial Services Inc. ("Pension & Benefit"), First Federal's wholly owned operating subsidiary, during the first three months of fiscal 1998. In addition, gains on sales of loans increased $72,000 and service charges and other fees increased $43,000 compared to the same period in fiscal 1998. The acquisition of Chilton County accounted for a substantial amount of the service charge and other fees increase while increased mortgage loan volumes accounted for the gain on sale of loans.


OTHER EXPENSE

Total other expense for the three months ended December 31, 1998, increased by approximately $126,000 to $1,380,000 as compared to $1,254,000 for the three months ended December 31, 1997. Most of the increase is due to increases in compensation expense of $162,000, data processing of $53,000, and furniture and fixtures in the amount of $39,000. These expense increases are primarily attributable to increased costs associated with the Chilton County acquisition, as well as additional personnel and other costs associated with the opening of the loan production office in Dothan, Alabama. The increase in data processing expense is primarily attributable to the increased data processing activity as a result of the acquisition of Chilton County and the upgrading of its information technology systems, which was undertaken as a result of SouthFirst's recent acquisitions, and to ensure that the systems would by Year 200 compliant. (See discussion of Year 2000 below).

INCOME TAX EXPENSE

SouthFirst's effective tax rate for the three-month periods ended December 31, 1998 and 1997 was 39.9% and 39.3%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $118,000, or 72.5%, to $45,000 for the three months ended December 31, 1998, as compared to $162,000 for the three months ended December 31, 1997, due to the decrease in pre-tax earnings.


YEAR 2000

Many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. First Federal began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem were completed during the early part of calendar year 1998. SouthFirst has also recently upgraded certain of it information technology systems due to the recent acquisitions of Chilton County and Pension & Benefit. Presently, First Federal is in the process of testing all of its operating systems in order to be ready for year 2000. SouthFirst does not anticipate the cost of any future software and hardware changes (if necessary) to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. First Federal has issued certification requests to the data processing and software companies on which its computer programs rely and to all major vendors and customers seeking assurance that they will be year 2000 compliant. Approximately 60% of the questionnaires have been returned. All of the respondents have indicated that they are year 2000 compliant now or will be well in advance of the year 2000.

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

First Federal's contingency plans relative to Year 2000 issues have not been finalized. Management will develop and modify a "worst case scenario" contingency plan which will, among other things, anticipate that the First Federal's deposit customers will have increased demands for cash in the latter part of 1999.


                          REVIEW OF FINANCIAL CONDITION

OVERVIEW

Management continuously monitors the financial condition of SouthFirst in order to protect depositors, increase retained earnings, and protect current and future earnings.

Return on average stockholders' equity is one way of assessing the return SouthFirst has generated for its stockholders. The table below sets forth the return on average stockholders' equity and other performance ratios of SouthFirst for the periods indicated.

                                                                                        At or for the
                                                                                       three months ended
                                                                                           December 31,
                                                                                           ------------
                                                                                       1998             1997
                                                                                       ----             ----
Return on assets                                                                       0.17%            0.59%
Return on equity                                                                       1.71%            4.90%
Equity-to-assets ratio                                                                 9.92%            9.67%
Interest rate spread                                                                   2.39%            3.63%
Net interest margin                                                                    2.66%            3.92%
Total risk-based capital ratio                                                        19.68%           20.24%
Nonperforming loans to loans                                                           2.04%            1.98%
Allowance for loan losses to loans                                                     0.59%            0.78%
Allowance for loan losses to nonperforming loans                                      28.83%           39.60%
Ratio of net charge-offs to average loans outstanding                                  0.13%            0.00%
Book value per common share outstanding                                              $17.39           $17.82


Significant factors affecting the SouthFirst's financial condition during the three months ended December 31, 1998 are detailed below:

ASSETS

Total assets increased $675,000, or .43%, from $158,518,000 at September 30, 1998 to $159,192,000 at December 31, 1998. Net loans increased $737,000 compared to September 30, 1998, primarily due to seasonal changes in mortgage loan demand. Investment securities held to maturity decreased $418,000 while investment securities available for sale increased $122,000 for a net decrease of $296,000.


LIABILITIES

Total liabilities increased $624,000, or .44%, from $142,847,000 at September 30, 1998 to $143,471,000 at December 31, 1998. Deposits increased approximately $294,000 during the period, borrowed funds remained the same at $16,169,000, and accrued expenses and other liabilities increased approximately $646,000. Deposit increases were primarily attributable to annual compound interest being added back to customer accounts on December 31, 1998. The increase in accrued expenses is primarily the result of fluctuations in accounts payable balances.


LOAN QUALITY

A major key to long-term earnings growth is maintenance of a high-quality loan portfolio. SouthFirst's directive in this regard is carried out through its policies and procedures for review of loans. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

At December 31, 1998, the allowance for loan losses was $614,953, as compared to $732,021 at September 30, 1998. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded allowances for loan losses of $37,306 and $7,589 in the first three months of fiscal 1998 and 1997, respectively. Nonperforming loans at December 31, 1998 were approximately $2,182,000 as compared to approximately $2,128,000 at September 30, 1998. At December 31, 1998 and September 30, 1998, the allowance for loan losses represented 0.59% and 0.70% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate due to the fact significant loan charge-offs have not been experienced.


LIQUIDITY AND INTEREST SENSITIVITY

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends.

SouthFirst is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency securities, and other investments generally having maturities of five years or less. Such investments serve as a source of funds upon which the Company may rely to meet deposit withdrawals and other short-term needs. The Company closely monitors its cash flow position to assure necessary liquidity and to take advantage of market opportunities. Management believes that the Company's liquidity is adequate to fund all outstanding commitments and other cash needs.

Changes in interest rates will necessarily lead to changes in the net interest margin. It is the Company's goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

To reduce the adverse effect of changes in interest rates on its net interest margin, the Company is pursuing various strategies to improve the rate sensitivity of its assets and stabilize net interest income.


CAPITAL ADEQUACY AND RESOURCES

Management is committed to maintaining First Federal's capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied the majority of its capital requirements through the retention of earnings.

As of December 31, 1998, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:


                                                                 Percent of
                                                  Amount         asset base
                                                  ------         ----------
                                                    (Dollars in thousands)
Tangible Capital                                $  14,421,000         9.04%
Core Capital                                       14,421,000         9.04%
Risk-Based Capital                                 13,792,000        18.69%


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

                           PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 Exhibit 27. Financial Date Schedule (for SEC use only).

         (b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SOUTHFIRST BANCSHARES, INC.



Date: February 12, 1999         By: /s/ Donald C. Stroup
                                    ----------------------------------------------
                                     Donald C. Stroup, President and
                                     Chief Executive Officer
                                     (principal executive officer)


Date: February 12, 1999         By:  /s/ Joe K. McArthur
                                     ---------------------------------------------
                                     Joe K. McArthur, Executive Vice President
                                     and Chief Financial Officer
                                     (principal financial and accounting officer)