Form 10QSB
period 1999-03-31
SOUTHFIRST BANCSHARES INC
filed 1999-05-17
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                               Commission File Number:
            March 31, 1999                                               1-13640



                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                              63-1121255
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



126 North Norton Avenue, Sylacauga, Alabama                                35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 205-245-4365
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

Common Stock, par value $.01 per share
--------------------------------------                     898,032 shares
                Class                               Outstanding at May 14, 1999

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition
                March 31, 1999 (Unaudited) and September 30, 1998

                                                                                       March 31,          September 30,
                      Assets                                                             1999                 1998
                      ------                                                             ----                 ----
                                                                                                            (Audited)

Cash and amounts due from depository institutions                                  $   6,429,571            9,213,906
Investment securities held to maturity at cost                                           543,732              971,106
Investment securities available for sale, at fair value                               32,055,606           36,823,772
Loans receivable                                                                     107,837,788          105,322,213
Less allowance for loan losses                                                          (625,119)            (732,021)
                                                                                   -------------        -------------
       Net loans                                                                     107,212,669          104,590,192

Loans held for sale at cost (which approximates fair value)                              431,900               92,750
Premises and equipment, net                                                            5,241,607            3,903,308
Foreclosed real estate, net                                                              729,407                   --
Accrued interest receivable                                                              977,820            1,044,978
Other assets                                                                           1,751,013            1,733,463
Investment in affiliates                                                                 154,421              144,617
                                                                                   -------------        -------------
       Total assets                                                                $ 155,527,746          158,518,092
                                                                                   =============        =============

           Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                                                          $   3,159,142            3,435,519
     Interest bearing                                                                117,228,612          120,448,157
                                                                                   -------------        -------------
       Total deposits                                                                120,387,754          123,883,676

   Advances by borrowers for property taxes and insurance                                316,249              327,126
   Accrued interest payable                                                              919,886            1,071,183
   Borrowed funds                                                                     16,919,068           16,169,068
   Accrued expenses and other liabilities                                              1,565,149            1,396,424
                                                                                   -------------        -------------
       Total liabilities                                                             140,108,106          142,847,477
                                                                                   -------------        -------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares issued and 898,032 outstanding shares at March 31, 1999 and 999,643
     shares issued and 914,432 outstanding shares at September 30, 1998                    9,996                9,996
   Additional paid-in capital                                                          9,810,963            9,810,963
   Treasury stock                                                                     (1,126,099)            (867,087)
   Unearned compensation on common stock employee benefit plans                         (768,554)            (778,508)
   Retained earnings, substantially restricted                                         5,871,984            5,953,346
   Accumulated other comprehensive income                                              1,621,350            1,541,905
                                                                                   -------------        -------------
       Total stockholders' equity                                                     15,419,640           15,670,615
                                                                                   -------------        -------------

     Total liabilities and stockholders' equity                                    $ 155,527,746          158,518,092
                                                                                   =============        =============



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Consolidated Statements of Earnings (Unaudited) for the Six Months Ended March 31, 1999 and March 31, 1998 and
              Three Months Ended March 31, 1999 and March 31, 1998

                                                                    Six Months Ended March 31,   Three Months Ended March 31,
                                                                        1999           1998             1999          1998
                                                                        ----           ----             ----          ----

Interest and dividend income:
     Interest and fees on loans                                       4,154,932      4,009,485        2,074,405     2,133,015

     Interest and dividend income on investment securities            1,073,831      1,439,365          501,525       772,638
                                                                      ---------      ---------        ---------     ---------
        Total interest and dividend income                            5,228,763      5,448,850        2,575,930     2,905,653
                                                                      ---------      ---------        ---------     ---------
Interest expense:
     Interest on deposits                                             2,841,108      2,420,883        1,368,094     1,465,015
     Interest on borrowed funds                                         449,294        583,133          226,265       293,745
                                                                      ---------      ---------        ---------     ---------
         Total interest expense                                       3,290,402      3,004,016        1,594,359     1,758,760
                                                                      ---------      ---------        ---------     ---------
         Net interest income                                          1,938,361      2,444,834          981,571     1,146,893
Provision for loan losses                                                61,932         21,671           28,668        14,081
                                                                      ---------      ---------        ---------     ---------
         Net interest income after provision for loan loss losses     1,876,429      2,423,163          952,903     1,132,812

Other income:
    Service charges and other fees                                      392,016        311,729          211,433       174,044
    Employee benefit consulting fees                                    520,563        336,641          307,486       188,242
    Gain on sale of loans                                               222,776        130,656          105,243        85,303
    Gain (Loss) on sale of foreclosed real estate                        (4,041)            --               --            --
    Gain (Loss) on maturity of investment security AFS                   43,735             --           22,485            --
    Insurance commissions                                                    --         (2,105)              --         3,028
    Profit (Loss) from sale of equipment                                     --          2,565               --         2,803
    Equity in net (loss) Income of affiliate                              9,804        (21,728)          (3,328)      (16,400)
    Other                                                               101,700        116,843           74,843        61,626
                                                                      ---------      ---------        ---------     ---------
       Total other income                                             1,286,553        874,601          718,162       498,646
                                                                      ---------      ---------        ---------     ---------
Other expenses:
    Compensation and benefits                                         1,816,640      1,622,700          898,831       866,916
    Net occupancy expense                                               151,759        133,495           78,190        65,080
    Furniture and fixtures                                              214,032        146,353          110,677        81,571
    Data processing                                                     172,536        117,309           85,839        83,486
    Office supplies and expenses                                        179,900        172,197           93,391        91,069
    Deposit insurance premiums                                           59,512         45,147           29,353        27,417
    Other                                                               226,512        362,123          144,456       129,769
                                                                      ---------      ---------        ---------     ---------
        Total other expenses                                          2,820,891      2,599,324        1,440,737     1,345,308
                                                                      ---------      ---------        ---------     ---------
        Income before taxes                                             342,091        698,440          230,328       286,150
Income tax expense                                                      135,145        274,011           90,520       111,507
                                                                      ---------      ---------        ---------     ---------
        Net income                                                      206,946        424,429          139,808       174,643
                                                                      =========      =========        =========     =========
Primary earnings per common share                                          0.23           0.46             0.16          0.19
Fully Diluted earnings per common share                                    0.23           0.45             0.16          0.18
Dividends per common share                                                 0.30           0.30             0.15          0.15
Primary weighted average common shares outstanding                      902,605        919,116          900,994       940,943
Fully Diluted weighted average common shares outstanding                908,629        944,391          901,395       966,218



See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES




           Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 1999

--------------------------------------------------------------------------------


                                                                           Deferred
                                                                           Compensation    Retained       Accumulated
                                                 Additional                on Common       Earnings       Other         Total
                                      Common     Paid In        Treasury   Stock Employee  Substantially  Compensation  Stockholders
                                      Stock      Capital        Stock      Benefit Plans   Restricted     Income        Equity

Balance at September 30, 1998           $9,996    $9,810,963    $  (867,087)   $(778,508)   $5,953,346    $1,541,905    $ 5,670,615

Comprehensive Income

    Net Income                                                                                 206,946                      206,946

    Other Comprehensive Income,
     net  of   tax:
    Change in unrealized gain on
     securities available for sale,
     net of deferred income taxes of                                                                          79,445         79,445
     $49,256                                                                                                            -----------

Total Comprehensive Income                                                                                                  286,391
                                                                                                                        -----------

Purchase of Treasury Stock                                         (259,012)                                               (259,012)

Vesting of Deferred Compensation                                                   9,954                                      9,954
Shares

Cash Dividends Declared                                                                       (288,308)                    (288,308)
                                        -------   ----------    -----------    ---------    ----------    ----------    -----------


Balance at March 31,1999                $9,9996   $9,810,963    $(1,126,099)   $(768,554)   $5,871,984    $1,621,350    $15,419,640
                                        =======   ==========    ===========    =========    ==========    ==========    ===========












See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the
                     Six Months Ended March 31, 1999 and1998

                                                                                  1999                1998
                                                                                  ----                ----

Operating activities:
     Net income                                                             $    206,946        $    424,429
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                            169,276             146,860
        Provision for loan losses                                                 21,000              26,824
        Loss on sale of unconsolidated affiliate                                      --               6,564
        Loss on Sale of premisis and equipment                                        --              (2,565)
        Equity in loss (income) of unconsolidated affiliates                      (9,804)             21,728
        Gain on sale of loans                                                   (222,776)            130,656
        (Gain) loss on sale of investment securities                             (43,735)                366
        Increase (decrease) in deferred loan origination fees                     (5,936)            (26,573)
        Net amortization of premium/discount
           on investment securities held to maturity                                (936)                 --
        Net amortization of premium/discount
           on investment securities available for sale                           (35,959)           (262,297)
        Gain on sale of foreclosed real estate                                     4,041                  --
        Loans originated for sale                                            (11,645,274)         (6,024,844)
        Proceeds from sale of loans                                           11,528,900           5,334,597
        (Increase) decrease in accrued interest receivable                        67,158            (150,870)
        (Increase) in other assets                                               (17,550)           (880,655)
        Increase (decrease) in accrued interest payable                         (151,297)           (548,584)
        Deferred compensation expense                                              9,954
        Increase (decrease) in accrued expenses and other liabilities            168,725           1,066,606
                                                                            ------------        ------------
               Net cash used in operating activities                        $     42,733        $   (737,758)
                                                                            ------------        ------------
Investing activities:
     Net cash paid in acquisition of subsidiary                                       --            (145,672)
     Proceeds from sale of unconsolidated affiliate                                   --              90,100
     Purchase of Held to Maturity                                                     --            (900,846)
     Investment in unconsolidated affiliated companies                                --             (75,000)
     Purchases (sale) of interest-bearing deposits in other                     (185,618)                 --
     Re-Investment of Div.-Int-bearing dep in other                               (1,557)                 --
     Principal repayments and maturities of investment
         securities held to maturity                                             615,485                  --



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the
                    Six Months Ended March 31, 1999 and 1998

                                                                                       1999                1998
                                                                                       ----                ----

     Principal repayments and maturities of investment
         securities available for sale                                               4,865,472           4,518,874
     Purchase of investment securities available for sale                          (11,716,968)                 --
     Purchase of discount of investments available for sale                            156,085                  --
     Proceeds from sale of investments available for sale                           11,638,566          14,864,820
     Reinvestment of mutual fund dividend                                              (15,850)            (20,425)
     Net (increase) decrease in loans                                               (2,637,541)          1,715,823
     Proceeds from sale of foreclosed real estate                                       36,000              38,866
     Transfer from loans of real estate owned property                                (769,448)                 --
     Purchase of premises and equipment                                             (1,507,575)           (698,314)
                                                                                  ------------        ------------
               Net cash provided by (used in) investing activities                $    477,051        $ 19,388,226
                                                                                  ------------        ------------

Financing activities:
     Net increase (decrease) in deposits                                          $ (3,495,922)         (1,426,572)
     Proceeds from borrowed funds                                                   26,351,593           4,088,414
     Cash dividends paid                                                              (288,308)           (155,671)
     Treasury stock purchased                                                         (259,012)                 --
     Repayment of borrowed funds                                                   (25,601,593)         (6,800,266)
     Decrease in advances by borrowers
        for property taxes and insurance                                               (10,877)           (109,517)
                                                                                  ------------        ------------
                  Net cash provided by financing activities                         (3,304,119)         (4,403,612)
                                                                                  ------------        ------------
Increase (decrease) in cash and amounts due from
        depository institutions                                                     (2,784,335)         14,246,856
Cash and amounts due from depository institutions
     at beginning of period                                                          9,213,906           2,448,123
                                                                                  ------------        ------------
Cash and amounts due from depository institutions
     at end of period                                                             $  6,429,571        $ 16,694,979
                                                                                  ============        ============
Supplemental information on cash payments:
     Interest paid                                                                $  2,841,108        $  2,266,021
                                                                                  ============        ============
     Income taxes paid                                                            $         --        $    274,246
                                                                                  ============        ============




See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 1999 and 1998


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended March 31, 1999, was derived from the financial records of SouthFirst Bancshares, Inc. and its wholly-owned subsidiary, First Federal of the South ("First Federal"), and First Federal's wholly-owned subsidiary, Pension & Benefit Financial Services, Inc., a Montgomery, Alabama-based employee benefits consulting firm. Collectively, SouthFirst and its subsidiaries are referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the six-month periods ended March 31, 1999 and 1998. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)               NEW ACCOUNTING STANDARD

                  As of October 1, 1998, SouthFirst adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses from available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of SFAS No. 130.

                  By September 30, 1999, SouthFirst will adopt Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 will have no effect on the results of operations or financial position of SouthFirst.


(3)      SUBSEQUENT EVENTS

                  On April 21, 1999, the Company declared a regular dividend of $0.15 per share, payable on May 17, 1999 to stockholders of record on May 3, 1999.




See accompanying notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         REVIEW OF RESULTS OF OPERATIONS

         OVERVIEW

         Net income for the three months and six months ended March 31, 1999 decreased $34,835, or 19.9%, and $217,483, or 51.2%, respectively, compared to the same periods in fiscal 1998. Net interest income for the three months and six months ended March 31, 1999 decreased $179,909, or 15.8%, and $546,734, or 22.5%, respectively, compared to the same periods in fiscal 1998. Other income increased $219,516, or 44%, for the three month period ended March 31, 1999, and $411,952 or 47.1% for the six-month period ended March 31, 1999, when compared to the same periods in fiscal 1998, while other expenses increased $95,429, or 7%, and $221,567, or 8.5%, for the three months and six months periods, respectively, ended March 31, 1999 compared to the same periods in fiscal 1998.

         Primary earnings per common share, based on weighted average shares outstanding, was $0.16 and $0.19 for the three months ended March 31, 1999 and 1998, and $0.23 and $0.46 for the six months ended March 31, 1999 and 1998, respectively.

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

         During the six-month period ended March 31, 1999, the interest rate spread decreased 103 basis points as rates earned on interest-earning assets decreased 88 basis points to 7.11% while the cost of funds increased 15 basis points to 4.77%. The average balance of interest-earning assets increased $6.8 million, or 5.0%, from $136.4 million to $143.2 million while the average balance of interest-bearing liabilities increased $3.1 million, or 2.4%, from $131 million to $134.1 million. The combined effect of the increases in average balances and the changes in rates discussed was to cause a decrease in the interest rate spread from 3.37% to 2.34% and a decrease in net interest income of $546,734, or 22.5%, for the six months ended March 31, 1999 compared to the same period in 1998.

         OTHER INCOME

         Total other income for the six months ended March 31, 1999, increased $412,000, to $1,286,000, as compared to the six months ended March 31, 1998. A significant portion of the increase in total other income was attributable to an approximately $185,000 increase (to $520,000) in employee benefit consulting fees earned by Pension & Benefit Financial Services Inc. ("Pension & Benefit"), First Federal's wholly-owned operating subsidiary, during the first six months of fiscal 1999. In addition, gains on sales of loans increased approximately $92,000, gain on sales of investments increased $43,000, and service charges and other fees increased $80,000 compared to the same period in fiscal 1998.

         See accompanying notes to consolidated financial statements.

         For the three-month period ended March 31, 1999, total other income increased by approximately $220,000 to $718,000 compared to the same period in fiscal 1998. This increase was primarily the result of increases of $20,000 from gains on sales of loans, an increase of $37,000 on income from service charges and fees, an increase of $119,000 in employee benefit consulting fees, and an increase of $13,000 in other income.

         OTHER EXPENSE

         Total other expense for the six months ended March 31, 1999 increased by approximately $221,000, to $2,820,000, compared to the same period in fiscal 1998. The increase is primarily due to increases in compensation expense of $194,000, data processing increases of $55,000 and furniture and fixtures in the amount of $67,000. The increase in furniture and fixture expense is primarily attributable to the opening and operation of the loan production office in Dothan, Alabama. The increase in data processing expense is primarily attributable to the upgrading of information technology systems, which was undertaken as a result of SouthFirst's acquisition of First Federal of Chilton County in October of 1997 and to ensure that the systems would be Year 2000 compliant. (See discussion of Year 2000 below).

         For the three-month period ended March 31, 1999, total other expense increased approximately $95,000, to $1,441,000, from $1,345,000 for the three-month period ended March 31, 1998. Compensation expense increased $32,000, furniture and fixtures increased $29,000, net occupancy increased $13,000, and other expense increased $14,000 as compared to fiscal 1998.

         INCOME TAX EXPENSE

         SouthFirst's effective tax rate for the six-month periods ended March 31, 1999 and 1998 was 39.5% and 39.2%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $139,000, or 50.7%, to $135,000 for the six months ended March 31, 1999, as compared to $274,000 for the six months ended March 31, 1998, due to the decrease in pre-tax earnings.

         YEAR 2000

         Many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. First Federal began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem were completed during the early part of calendar year 1998. SouthFirst has also recently upgraded certain of it information technology systems due to the recent acquisitions of Chilton County and Pension & Benefit. Presently, First Federal is in the process of testing all of its operating systems in order to be ready for year 2000. SouthFirst does not anticipate the cost of any future software and hardware changes (if necessary) to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. First Federal has issued certification requests to the data processing and software companies on which its computer programs rely and to all major vendors and customers seeking assurance that they will be year 2000 compliant. The majority of the major vendors have


         See accompanying notes to consolidated financial statements.

         responded. All of the respondents have indicated that they are year 2000 compliant now or will be well in advance of the year 2000.

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


                                                                                                   At or for the
                                                                                                  six months ended
                                                                                                      March 31,
                                                                                                      ---------
                                                                                                1999             1998
                                                                                                ----             ----

         Return on assets                                                                       0.36%            0.55%
         Return on equity                                                                       3.60%            5.30%
         Equity-to-assets ratio                                                                 9.99%           10.39%
         Interest rate spread                                                                   2.34%            3.37%
         Net interest margin                                                                    2.65%            3.55%
         Total risk-based capital ratio                                                        19.68%           21.18%
         Nonperforming loans to loans                                                            .87%            1.60%
         Allowance for loan losses to loans                                                     0.58%            0.79%
         Allowance for loan losses to nonperforming loans                                      66.66%           49.50%
         Ratio of net charge-offs to average loans outstanding                                  0.01%            0.01%
         Book value per common share outstanding                                              $17.32           $17.79


         Significant factors affecting the SouthFirst's financial condition during the six months ended March 31, 1999 are detailed below:

         ASSETS



         See accompanying notes to consolidated financial statements.

         Total assets decreased $2,990,000, or 1.9%, from $158,518,000 at September 30, 1998 to $155,527,000 at March 31, 1999. Net loans increased $2,622,000, or 2.5%, compared to September 30, 1998, primarily due to seasonal changes in mortgage loan demand. Investment securities held to maturity decreased $427,000 while investment securities available for sale decreased $4,768,000 for a total decrease of $5,195,000.


         LIABILITIES

         Total liabilities decreased $2,739,000, or 1.9%, from $142,847,000 at September 30, 1998 to $140,108,000 at March 31, 1999. Deposits
         decreased approximately $3,495,000 during the period, borrowed funds increased $750,000 to $16,919,068 and accrued expenses and other liabilities increased approximately $168,000. Deposit decreases were primarily attributable to the relatively low interest rate environment with savings deposits leaving in search of higher yields. The increase in accrued expenses is primarily the result of fluctuations in accounts payable balances.


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

         At March 31, 1999, the allowance for loan losses was $625,119, as compared to $732,021 at September 30, 1998. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded provisions for loan losses of $61,932 and $21,671 in the first six months of fiscal 1999 and 1998, respectively. Nonperforming loans at March 31, 1999 were approximately $937,000 as compared to approximately $2,128,000 at September 30, 1998. The reduction of non-performing loans is due to charge-offs and foreclosures. At March 31, 1999 and September 30, 1998, the allowance for loan losses represented 0.58% and 0.70% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate due to the fact significant loan charge-offs have not been experienced.


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

         See accompanying notes to consolidated financial statements.

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

         As of March 31, 1999, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                    Percent of
                                                 Amount             asset base
                                                 ------             ----------
                                                  (Dollars in thousands)

         Tangible Capital                     $14,380,000               9.19%
         Core Capital                          14,380,000               9.19%
         Risk-Based Capital                    13,860,000              18.52%


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

         See accompanying notes to consolidated financial statements.

         undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                             PART II. OTHER INFORMATION

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibit is filed with this report.

         Exhibit No.           Description
         -----------           -----------

         27                    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended March 31, 1999.









See accompanying notes to consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHFIRST BANCSHARES, INC.



Date: May 14, 1999               By: /s/ Donald C. Stroup
                                    --------------------------------------------
                                    Donald C. Stroup, President and
                                    Chief Executive Officer
                                    (principal executive officer)


Date: May 14, 1999               By: /s/ Joe K. McArthur
                                    --------------------------------------------
                                    Joe K. McArthur, Executive Vice President
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)