Form 10QSB
period 1999-06-30
SOUTHFIRST BANCSHARES INC
filed 1999-08-16
CIK 925963

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                              Commission File Number:
             June 30, 1999                                              1-13640



                          SOUTHFIRST BANCSHARES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                         63-1121255
---------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)



126 North Norton Avenue, Sylacauga, Alabama                               35150
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                205-245-4365
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

              Yes [X]               No[ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share                   928,834 shares
-------------------------------------
                Class                            Outstanding at August 13, 1999

                          SOUTHFIRST BANCSHARES, INC.

                               TABLE OF CONTENTS


                                                                                                                            Page
                                                                                                                            ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition (Unaudited) at June 30, 1999
      and September 30, 1998 .............................................................................................    1

Consolidated Statements of Earnings (Unaudited) for the Nine and Three Months Ended
      June 30, 1999 and 1998...............................................................................................   2

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
      Nine Months Ended June 30, 1999.....................................................................................    3

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
      June 30, 1999 and 1998...............................................................................................   4

Notes to Consolidated Financial Statements (Unaudited).....................................................................   6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
      of Operations........................................................................................................   7

PART II - OTHER INFORMATION...............................................................................................   13

SIGNATURES................................................................................................................   13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                June 30, 1999 (Unaudited) and September 30, 1998

                                                                           June 30,          September 30,
                                    Assets                                   1999                1998
                                    ------                                   ----                ----
                                                                                              (Audited)
Cash and amounts due from depository institutions                       $  5,445,147       $  9,213,906
Investment securities held to maturity at cost                               947,669            971,106
Investment securities available for sale, at fair value                   29,782,278         36,823,772
Loans receivable                                                         106,867,442        105,322,213
Less allowance for loan losses                                              (636,674)          (732,021)
                                                                        ------------       ------------
         Net loans                                                       106,230,768        104,590,192
Loans held for sale at cost (which approximates fair value)                  331,970             92,750
Premises and equipment, net                                                5,225,413          3,903,308
Foreclosed real estate, net                                                  729,407                 --
Accrued interest receivable                                                  901,908          1,044,978
Other assets                                                               1,567,176          1,733,463
Investment in affiliates                                                     134,983            144,617
                                                                        ------------       ------------
         Total assets                                                   $151,296,719       $158,518,092
                                                                        ============       ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                              $  3,568,321       $  3,435,519
      Interest bearing                                                   112,574,377        120,448,157
                                                                        ------------       ------------
         Total deposits                                                  116,142,698        123,883,676

   Advances by borrowers for property taxes and insurance                    367,715            327,126
   Accrued interest payable                                                1,049,941          1,071,183
   Borrowed funds                                                         17,154,068         16,169,068
   Accrued expenses and other liabilities                                  1,525,440          1,396,424
                                                                        ------------       ------------
         Total liabilities                                               136,239,862        142,847,477
                                                                        ------------       ------------
Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized;
   999,643 shares issued and 898,032 outstanding shares at
   June 30, 1999 and 999,643 shares issued and 914,432
   outstanding shares at September 30, 1998                                    9,996              9,996
   Additional paid-in capital                                              9,810,963          9,810,963
   Treasury stock                                                         (1,126,099)          (867,087)
   Unearned compensation on common stock employee benefit plans             (763,582)          (778,508)
   Retained earnings, substantially restricted                             5,886,359          5,953,346
   Accumulated other comprehensive income                                  1,239,220          1,541,905
                                                                        ------------       ------------
         Total stockholders' equity                                       15,056,857         15,670,615
                                                                        ------------       ------------
      Total liabilities and stockholders' equity                        $151,296,719       $158,518,092
                                                                        ============        ===========


See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Earnings (Unaudited) for the
             Nine Months Ended June 30, 1999 and June 30, 1998 and
               Three Months Ended June 30, 1999 and June 30, 1998

                                                                    Nine Months Ended June 30,        Three Months Ended June 30,
                                                                         1999             1998             1999             1998
                                                                         ----             ----             ----             ----
Interest and dividend income:
    Interest and fees on loans                                       $ 6,299,134        6,096,716        2,144,202       2,088,299
    Interest and dividend income on investment securities              1,510,106        2,138,958          444,148         699,593
                                                                     -----------        ---------        ---------       ---------
        Total interest and dividend income                             7,809,240        8,235,674        2,588,350       2,787,892
                                                                     -----------        ---------        ---------       ---------
Interest expense:
     Interest on deposits                                              4,142,750        3,881,926        1,301,642       1,484,011
     Interest on borrowed funds                                          675,735          904,469          226,442         298,296
                                                                     -----------        ---------        ---------       ---------
         Total interest expense                                        4,818,485        4,786,395        1,528,084       1,782,307
         Net interest income                                           2,990,755        3,449,279        1,060,266       1,005,585
Provision for loan losses                                                108,847           41,352           70,123          19,682
                                                                     -----------        ---------        ---------       ---------
          Net interest income after provision for loan loss losses     2,881,908        3,407,927          990,143         985,903
Other income:
    Service charges and other fees                                       610,793          509,080          218,777         197,351
    Employee benefit consulting fees                                     821,557          568,674          302,511         232,033
    Gain on sale of loans                                                313,559          180,895           90,783          50,239
    Gain (loss) on sale of foreclosed real estate                         (4,041)             864               --           2,969
    Gain (loss) on maturity of investment security AFS                   137,586            1,140           85,978              --
    Profit (loss) from sale of equipment                                    (378)           2,565             (378)             --
    Equity in net (loss) Income of affiliate                              (9,634)         (29,919)         (19,437)         (8,191)
    Other                                                                160,019          157,790           56,803          40,947
                                                                     -----------        ---------        ---------       ---------
       Total other income                                              2,029,461        1,391,089          735,037         515,348
                                                                     -----------        ---------        ---------       ---------
Other expenses:
    Compensation and benefits                                          2,701,335        2,485,963          884,695         863,261
    Net occupancy expense                                                229,954          209,402           78,196          75,906
    Furniture and fixtures                                               329,417          240,518          115,382          94,164
    Data processing                                                      255,048          205,197           82,511          87,887
    Office supplies and expenses                                         282,802          264,824          102,902          92,627
    Deposit insurance premiums                                            88,354           66,036           28,840          20,890
    Other                                                                422,587          476,791          172,874         114,671
                                                                     -----------        ---------        ---------       ---------
        Total other expenses                                           4,309,497        3,948,731        1,465,400       1,349,406
                                                                     -----------        ---------        ---------       ---------
        Income before taxes                                              601,872          850,285          259,780         151,845
Income tax expense                                                       236,376          334,190          101,231          60,180
                                                                     -----------        ---------        ---------       ---------
        Net income                                                   $   365,496          516,095          158,549          91,665
                                                                     ===========        =========        =========       =========
Primary earnings per common share                                    $      0.41             0.56             0.18            0.10
Fully Diluted earnings per common share                              $      0.41             0.55             0.18            0.10
Dividends per common share                                           $      0.45             0.45             0.15            0.15
Primary weighted average common shares outstanding                       901,080          925,480          898,032         938,207
Fully Diluted weighted average common shares outstanding                 901,381          946,091          898,032         958,818

See accompanying notes to the consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 1999

-------------------------------------------------------------------------------

                                                                          Deferred
                                                                          Compensation    Retained      Accumulated
                                                 Additional               on Common       Earnings      Other         Total
                                      Common     Paid In     Treasury     Stock Employee  Substantially Comprehensive Stockholders
                                      Stock      Capital     Stock        Benefit Plans   Restricted    Income        Equity
                                      ------     ---------   --------     --------------  ------------- ------------- -------------
Balance at September 30, 1998        $   9,996  $ 9,810,963  $  (867,087) $(778,508)       $5,953,346    $ 1,541,905   $ 1,670,615
Comprehensive Income
     Net Income                                                                               365,496                       365,49
    Other Comprehensive Income,
     net of tax:
    Change in unrealized gain on
     securities available-for-sale,
     net of deferred income taxes of
     $185,517                                                                                               (302,685)     (302,685)
                                                                                                                       -----------

Total Comprehensive Income                                                                                                  62,811
                                                                                                                       -----------

Purchase of Treasury Stock                                      (259,012)                                                 (259,012)

Vesting of Deferred Compensation                                             14,926                                         14,926
Shares
Cash Dividends Declared                                                                      (432,483)                   (432,483)

                                     ---------  -----------  -----------  ---------        ----------    -----------  ------------

Balance at June 30,1999              $   9,996  $ 9,810,963  $(1,126,099) $(763,582)       $5,886,359    $ 1,239,220  $ 15,056,857
                                     =========  ===========  ===========  =========        ==========    ===========  ============

See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


           Consolidated Statements of Cash Flows (Unaudited) for the
               Nine Months Ended June 30, 1999 and June 30, 1998

                                                                                    1999               1998
                                                                                    ----               ----
Operating activities:
      Net income                                                               $    365,496       $   516,095
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                            224,143           227,984
           Provision for loan losses                                                108,847           (41,352)
           Loss on sale of unconsolidated affiliate                                      --             6,564
           Loss on Sale of premises and equipment                                       378            (2,565)
           Equity in loss of unconsolidated affiliates                                9,634            29,919
           (Gain) on sale of loans                                                 (313,559)         (180,895)
           (Gain) loss on sale of investment securities                            (137,586)            1,140
           Increase (decrease) in deferred loan origination fees                     13,755           (17,469)
           Net amortization of premium/discount
               on investment securities held to maturity                             (1,066)            2,422
           Net amortization of premium/discount
               on investment securities available for sale                         (166,877)         (161,621)
           Gain on sale of foreclosed real estate                                     4,041               864
           Loans originated for sale                                            (17,089,411)       (8,393,671)
           Proceeds from sale of loans                                           17,163,750         8,250,175
           (Increase) decrease in accrued interest receivable                       143,070          (157,304)
           (Increase) decrease  in other assets                                     166,287        (1,097,917)
           Increase (decrease) in accrued interest payable                          (21,242)         (213,844)
           Increase in income taxes payable                                              --           201,272
           Deferred compensation expense                                             14,926
           Increase in accrued expenses and other liabilities                       129,016         1,008,402
                                                                               ------------         ---------
                    Net cash provided by (used in) operating activities        $    613,602         $ (21,801)
                                                                               ------------         ---------
Investing activities:
      Net cash paid in acquisition of subsidiary                                         --          (160,082)
      Proceeds from sale of unconsolidated affiliate                                     --            90,100
      Purchase of held to maturity securities                                            --          (942,334)
      Investment in unconsolidated affiliated companies                                  --           (75,000)
      (Sale) of interest-bearing deposits in other financial institutions        (1,193,618)               --
      Re-Inv of Div.-Int-bearing deposits in other fin. institutions                 (6,716)               --
      Principal repayments and maturities of investment
            securities held to maturity                                           1,753,231            24,054

See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Cash Flows (Unaudited) for the
               Nine Months Ended June 30, 1999 and June 30, 1998

                                                                                      1999                1998
                                                                                      ----                ----
      Principal repayments and maturities of investment
            securities available for sale                                           6,136,952          6,516,541
      Purchase of investment securities available for sale                        (18,716,968)                --
      Purchase of discount of investments available for sale                          306,172                 --
      Proceeds from sale of investments available for sale                         18,812,444         14,619,018
      Reinvestment of mutual fund dividend                                            (23,722)           (28,485)
      Net (increase) decrease in loans                                             (1,763,178)         4,151,797
      Proceeds from sale of foreclosed real estate                                     36,000             84,114
      Proceeds from sale of other assets                                               12,000                 --
      Transfer from loans of real estate owned property                              (769,448)                --
      Purchase of premises and equipment                                           (1,558,626)          (850,804)
                                                                                 ------------       ------------
                    Net cash provided by (used in) investing activities          $  3,024,523       $ 23,428,919
                                                                                 ------------       ------------
Financing activities:
      Net increase (decrease) in deposits                                        $ (7,740,978)        (1,331,852)
      Proceeds from borrowed funds                                                 34,626,593          4,588,414
      Cash dividends paid                                                            (432,483)          (386,177)
      Treasury stock purchased                                                       (259,012)          (163,925)
      Repayment of borrowed funds                                                 (33,641,593)        (6,800,266)
      Decrease in advances by borrowers
           for property taxes and insurance                                            40,589           (100,244)
                                                                                 ------------       ------------
                        Net cash provided by (used in) financing activities        (7,406,884)        (4,194,050)
                                                                                 ------------       ------------
Increase (decrease) in cash and amounts due from
           depository institutions                                                 (3,768,759)        19,213,068
Cash and amounts due from depository institutions
      at beginning of period                                                        9,213,906          2,448,123
                                                                                 ------------       ------------
Cash and amounts due from depository institutions
      at end of period                                                           $  5,445,147       $ 21,661,191
                                                                                 ============       ============
Supplemental information on cash payments:
      Interest paid                                                              $  4,826,248       $  4,786,395
                                                                                 ============       ============
      Income taxes paid                                                          $      4,950       $    334,190
                                                                                 ============       ============
Supplemental information on noncash transactions:
      Transfers to investment securities available for sale from
               investment securities held to maturity                                      --                 --
                                                                                 ============       ============
      Change in net unrealized gain on investment securities
           available for sale                                                    $   (302,685)      $    393,522
                                                                                 ============       ============


See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                        Nine months ended June 30, 1999

(1)      Basis of Presentation

         Information filed on this Form 10-QSB as of and for the quarter ended June 30, 1999, was derived from the financial records of SouthFirst Bancshares, Inc. and its wholly-owned subsidiary, First Federal of the South ("First Federal"), and First Federal's wholly owned subsidiary, Pension & Benefit Financial Services, Inc., a Montgomery, Alabama-based employee benefits consulting firm. SouthFirst and its subsidiaries are collectively referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the nine-month periods ended June 30, 1999 and 1998. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

(3)      Subsequent events

         On July 21, 1999, the Company declared a regular dividend of $0.15 per share, payable on August 16, 1999 to stockholders of record on August 2, 1999.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


Item 2:  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

                        REVIEW OF RESULTS OF OPERATIONS

         Overview

         Net income for the three months and nine months ended June 30, 1999 increased $66,884, or 73%, and decreased $150,599, or 29.2%, respectively, when compared to the same periods in fiscal 1998. Net interest income for the three months and nine months ended June 30, 1999, increased $54,681, or 5.4%, and decreased $458,524, or 13.3%, respectively, as compared to the same periods in fiscal 1998. Other income increased $219,689, or 42.6%, for the three month period ended June 30, 1999, and $638,372, or 45.9%, for the nine-month period ended June 30, 1999, when compared to the same periods in fiscal 1998, while other expenses increased $115,999, or 8.6%, and $360,766, or 9.1%, for the three month and nine month periods, respectively, ended June 30, 1999 compared to the same periods in fiscal 1998.

         A significant amount of the above increases or decreases are attributable to the acquisition of First Federal Savings and Loan Association of Chilton County ("Chilton County") on October 31, 1997. Chilton County was merged with and into SouthFirst's wholly owned subsidiary, First Federal of the South ("First Federal"). Net interest income decreased as a result of acquiring a significantly higher cost of funds base, as well as acquiring a consumer loan base requiring significant charge offs. Primary earnings per common share, based on weighted average shares outstanding, was $0.18 and $0.10 for the three months ended June 30, 1999 and 1998, and $0.41 and $0.56 for the nine months ended June 30, 1999 and 1998, respectively.

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

         For the three-month period ended June 30, 1999, net interest income increased $54,681, or 5.4%, as compared to the same period in 1998. The interest rate spread during the three month period ended June 30, 1999 increased 22 basis points as rates earned on interest-earning assets increased 26 basis points to 7.37% while the cost of funds increased 4 basis points to 4.81%. The increase in rates paid and the increase in rates charged during this three month interval reflects the recent increases in the overall interest rate environment.

         For the nine months ended June 30, 1999, net interest income decreased $458,524, or 13.3%, as compared to the same period in fiscal 1998. The interest rate spread decreased 80 basis points, from 3.37% for the nine months ended June 30, 1999 to 2.57% for the nine months ended June 30, 1998. The average balance of interest-earning assets decreased $1.7 million, or 1.2%, during the nine-month period ended June 30,1999, from $143.2 million to $141.5 million, while the average balance of interest-bearing liabilities decreased $.4 million, or .3%, from $134.1 million to $133.7 million.

         Other Income

         Total other income for the nine months ended June 30, 1999 increased $638,000, to $2,029,000, as compared to the nine months ended June 30, 1998. A significant portion of the increase in total other income was attributable to approximately $253,000 in employee benefit consulting fees earned by Pension & Benefit Financial Services Inc. ("Pension & Benefit"), First Federal's wholly owned operating subsidiary, during the first nine months of fiscal 1999. In addition, gains on sales of loans increased approximately $133,000, gain on sales of investments increased $136,000, and service charges and other fees increased $102,000 compared to the same period in fiscal 1998. The acquisition of Chilton County accounted for a portion of the service charge and other fees increase while increased mortgage loans sold accounted for the gain on sale of loans.

         For the three month period ended June 30, 1999, total other income increased by approximately $220,000, to $735,000, compared to the same period in fiscal 1998. This increase was primarily the result of increases of $41,000 from gains on sales of loans, $86,000 from gain on sales of investments, an increase of $21,000 on income from service charges and fees, an increase of $70,000 in employee benefit consulting fees, and an increase of $16,000 in other income.

         Other Expense

         Total other expense for the nine months ended June 30, 1999, increased by approximately $361,000, to $4,309,000, as compared to the nine months ended June 30, 1998. The increase is primarily due to increases in compensation expense of $215,000, data processing expense of $50,000, and furniture and fixtures expense of $89,000. These expense increases are primarily attributable to increased costs associated with the Chilton County acquisition, as well as additional personnel and other costs associated with the opening of the loan production office in Dothan, Alabama. The increase in data processing expense is primarily attributable to the increased data processing activity as a result of the acquisition of Chilton County and the upgrading of its information technology systems, which was undertaken as a result of SouthFirst's recent acquisitions, and to ensure that the systems would by Year 2000 compliant. (See discussion of Year 2000 below).

         For the three month period ended June 30, 1999, total other expense increased approximately $116,000 to $1,465,000 as compared to the same period in fiscal 1998. Compensation expense increased $21,000, furniture and fixtures expense increased $21,000, office supplies expense increased $10,000, and other expense increased $58,000 as compared to fiscal 1998.

         Income Tax Expense

         SouthFirst's effective tax rate for the nine-month periods ended June 30, 1999 and 1998 was 39.3%, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $98,000, or 29.3%, to $236,000 for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998, due to the decrease in pre-tax earnings.

         Year 2000

         Many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. First Federal began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem were completed during the early part of calendar year 1998. SouthFirst has also recently upgraded certain of it information technology systems due to the recent acquisitions of Chilton County and Pension & Benefit. Presently, First Federal is in the process of testing all of its operating systems in order to be ready for year 2000. SouthFirst does not anticipate the cost of any future software and hardware changes (if necessary) to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. First Federal has issued certification requests to the data processing and software companies on which its computer programs rely and to all major vendors and customers seeking assurance that they will be year 2000 compliant. The majority of the major vendors have responded. All of the respondents have indicated that they are year 2000 compliant now or will be well in advance of the year 2000.

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

                                                                               At or for the
                                                                               nine months ended
                                                                                   June 30,
                                                                               1999          1998
                                                                               ----          ----
          Return on shareholders' equity                                       3.14%        4.28%
          Return on assets                                                     0.31%        0.44%
          Equity-to-assets ratio                                               9.98%       10.26%
          Interest rate spread                                                 2.57%        3.43%
          Net interest margin                                                  2.83%        3.51%
          Total risk-based capital ratio                                      18.41%       19.68%
          Nonperforming loans to loans                                         1.28%        2.47%
          Allowance for loan losses to loans                                   0.59%        0.76%
          Allowance for loan losses to nonperforming loans                    46.19%       30.80%
          Ratio of net charge-offs to average loans outstanding                0.16%        0.05%
          Book value per common share outstanding                         $   16.71    $   17.51

         Significant factors affecting the SouthFirst's financial condition during the nine months ended June 30, 1999 are detailed below:

         Assets

         Total assets decreased $7,221,000, or 4.6%, from $158,518,000 at September 30, 1998 to $151,297,000 at June 30, 1999. Net loans increased $1,641,000, or 1.6%, compared to September 30, 1998, primarily due to seasonal changes in mortgage loan demand. Investment securities held to maturity decreased $23,000 while investment securities available for sale decreased $7,041,000 for a total decrease of $7,064,000.

         Liabilities

         Total liabilities decreased $6,607,000, or 4.6%, from $142,847,000 at September 30, 1998 to $136,240,000 at June 30, 1999. Deposits
         decreased approximately $7,741,000 during the period, borrowed funds increased $985,000 to $17,154,068 and accrued expenses and other liabilities increased approximately $129,000. Deposit decreases were primarily attributable to the relatively low interest rate environment with savings deposits leaving in search of higher yields. The increase in accrued expenses is primarily the result of fluctuations in accounts payable balances.

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

         At June 30, 1999, the allowance for loan losses was $636,674, as compared to $732,021 at September 30, 1998. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded provisions for loan losses of $108,847 and $41,352 in the first nine months of fiscal 1999 and 1998, respectively. Nonperforming loans at June 30, 1999 were approximately $1,378,000 as compared to approximately $2,128,000 at September 30, 1998. The reduction of non-performing loans is due to charge-offs and foreclosures. At June 30, 1999 and September 30, 1998, the allowance for loan losses represented 0.59% and 0.70% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate due to the fact significant loan charge-offs have not been experienced.

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

         As of June 30, 1999, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                                   Percent of
                                                                   Amount          asset base
                                                                   ------          ----------
                                                                       (Dollars in thousands)
         Tangible Capital                                       $  14,229,000           9.34%
         Core     Capital                                       $  14,229,000           9.34%
         Risk-Based Capital                                     $  13,782,000          18.41%

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

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended June 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUTHFIRST BANCSHARES, INC.



Date: August 12, 1999          By: /s/ Donald C. Stroup
                                   --------------------------------------------
                                   Donald C. Stroup, President and
                                   Chief Executive Officer
                                   (principal executive officer)


Date: August 12, 1999         By:  /s/ Joe K. McArthur
                                   --------------------------------------------
                                   Joe K. McArthur, Executive Vice President
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)

651709