Form 10KSB40
period 1999-09-30
SOUTHFIRST BANCSHARES INC
filed 1999-12-29
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-KSB

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999



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

                              126 North Norton Ave.
                            Sylacauga, Alabama 35150
                                 (256) 245-4365


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. /X/

         Issuer's Revenues for the fiscal year ended September 30, 1999:
$15,231,592

         The aggregate market value of the common equity held by nonaffiliates of the Registrant (548,937 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant's Common Stock on December 15, was $5,695,221. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant.

         The number of shares outstanding of the Registrant's Common Stock as of December 15, 1999: 928,834 shares of $.01 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: None



           Transitional Small Business Disclosure Format: Yes   No X

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management has endeavored in its communications, in its Annual Report, and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. ("SouthFirst") and the industry in which SouthFirst competes. Any "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst's financial performance and could cause actual results for fiscal year 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OF SOUTHFIRST

         SouthFirst Bancshares, Inc. ("SouthFirst") was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South ("First Federal"), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision ("OTS") for the purpose of becoming a holding company to own all of the outstanding Common Stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the "Conversion"), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst's business primarily involves directing, planning and coordinating the business activities of its wholly-owned subsidiary, First Federal, along with First Federal's two wholly-owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., D/B/A Pension & Benefit Trust Company ("Pension & Benefit") an employee benefit plan consulting firm and trust company, located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. ("SouthFirst Mortgage"), a recently-organized subsidiary, through which First Federal intends to conduct a residential mortgage and construction loan production office. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

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

         At September 30, 1999, First Federal conducted business from four full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega, Clanton, and

Centreville. In addition, First Federal operates loan production offices in the Alabama cities of Hoover (a suburb of metropolitan Birmingham and Dothan, primarily to enhance First Federal's construction lending activities, respectively, in the growing residential markets of metropolitan Birmingham and in the fast growing "wire grass" region of Alabama and northwest Florida. A loan production office in Rainbow City, Alabama was closed in September, 1999. This closure was the result of the insufficient volume of mortgage loans generated in this office. First Federal also pursues other types of loans such as consumer, commercial, and real estate mortgage loans in the Birmingham and Dothan market areas as demands dictate.

         First Federal's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, residential constructions loans, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and investment securities.

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

         First Federal offers its customers fixed-rate and adjustable-rate residential mortgage loans, residential construction loans, as well as other consumer loans, including savings account loans. Fixed rate mortgage loans are generally sold upon origination to the secondary market. One-year adjustable rate loans with 30-year maturities are generally originated for retention in First Federal's loan portfolio. All consumer loans are retained in First Federal's portfolio.

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

         Sylacauga's economy is based primarily on major industrial employers such as ECC International, Inc., Sullivan Graphics, Inc., Avondale Mills, Russell Corporation, Blue Bell Ice Cream, Pursell Industries and Georgia Marble. U.S. Alliance Corporation, a paper manufacturer, is a major employer in Childersburg, Alabama, located 10 miles from Sylacauga in Talladega County. On November 1, 1999, Teksid, Inc. announced plans to build a new aluminum casting manufacturing facility. The new plant, to be operated by Teksid Automotive Components, Inc., will be located in Sylacauga, and will employ, upon completion in calendar year 2002, approximately 400 skilled workers.

         Talladega's economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. On May 6, 1999, American Honda Motor Co., Inc. ("Honda") announced plans to construct a comprehensive automobile manufacturing facility near the town of Lincoln, Talladega County, Alabama. Honda stated that the proposed plant will be built on a 1,350-acre tract forty miles east of Birmingham and will employ approximately 1,500 associates when it reaches its twin annual capacities of 120,000 vehicles, and 120,000 engines. Production is proposed to begin in 2002. In addition, Talladega is the home of the Talladega Superspeedway which hosts the Winston 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.

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

         RESIDENTIAL LENDING

         First Federal's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in First Federal's market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal personnel. No loan brokers or commissioned loan officers are used. Conventional residential loans are priced based on rates offered by the local competition and the secondary market. At September 30, 1999, First Federal had $65.6 million, 62% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

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

         Adjustable rate mortgage ("ARM") loans originated by First Federal consist of one-, three-, five-, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost of funds indexes. At September 30, 1999, First Federal held approximately $34.1 million ARMs, which represented approximately 32.1% of First Federal's total loan portfolio. First Federal's ARM loans are subject to a limitation of 2.0% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

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

         First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. On September 30, 1999, such loans amounted to $9.0 million. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 100% of the appraised value of the property, with the requirement that private mortgage insurance be obtained. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

         CONSTRUCTION LENDING

         At September 30, 1999, committed construction loans secured by single-family residential property totaled $26.2 million; of this amount, approximately $8.7 million was not disbursed. First Federal makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. First Federal also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

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

         Construction loans are principally made to builders who have an established credit history with First Federal, as well as to builders who are referred by such borrowers. New builders must be approved by First Federal's Loan Committee and must display the same levels of knowledge and financial strength similar to that of existing builders. The application process includes a submission to First Federal of plans, specifications and costs of the project to be constructed or developed. The Loan Committee also reviews the borrower's existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by the Loan Committee. First Federal's residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an "as completed" basis. First Federal generally obtains personal guarantees for all of its construction loans. First Federal converts many of its construction loans to permanent loans upon completion of the construction phase.

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

         Mr. Maples is responsible for soliciting business, performing credit risk assessments and annual credit reviews, preparing loan origination documents, maintaining loan files, performing site inspections and disbursing loan proceeds. First Federal is heavily dependent on Mr. Maples for determining the quality of the construction loan portfolio and the accuracy of the recorded balances. Mr. Maples reports loan information to the First Federal Board on a monthly basis. In addition, First Federal has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances and other related construction loan accounts are fairly stated. Over time, these procedures have been developed and closely coordinated with First Federal's independent auditors and First Federal's Internal Control Review Committee, which reports to the First Federal Board of Directors on a quarterly basis.

         At September 30, 1999, 14 borrowers had construction loan commitments in excess of $500,000 with the largest commitment being $4,388,920. The majority of loans in the construction loan portfolio were made on a speculative basis. As previously discussed, construction loans are typically outstanding for a period of 12 months or less. If the loan is not paid within the original 12 month period, it is renewed for a six month period. All renewals are approved by First Federal's Loan Committee. At September 30, 1999, there were 11 such renewal loans totaling $1,394,560.

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

         COMMERCIAL LENDING

         At September 30, 1999, commercial lending totaled $8.3 million, or 7.8%, of First Federal's total loan portfolio. First Federal's commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

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

         CONSUMER LENDING AND OTHER LENDING

         As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 1999, consumer loans totaled $6.9 million, or 6.4% of First Federal's total loan portfolio. This amount includes $1.3 million of loans secured by savings accounts, $2.2 million of loans secured by vehicles, and $3.4 million in other secured loans.

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

         LOAN APPROVAL

         All first-mortgage loans, other than construction loans less than $350,000, are underwritten and approved by the Loan Committee of the First Federal Board of Directors. In addition, all one-to-four family loans in excess of $250,000 must be approved by the Loan Committee. Mr. Maples has underwriting and loan approval authority for any construction loan up to $350,000. See "-- Construction Lending." First Federal has implemented a second loan review policy applicable to all loans that are brought before the Loan Committee that the Loan Committee has not yet approved or denied. The second loan review for loans that have not yet been approved or denied is performed by designated members of First Federal's Internal Control Review Committee on a timely basis following the initial meeting of the Loan Committee. After the second loan review, the Loan Committee makes a final determination as to whether the loan application will be denied or approved.

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

         COMPETITION

         First Federal has significant competition for its residential real estate mortgage loans, construction loans and other loans and deposits in Talladega, Jefferson, Chilton and Bibb Counties. The cities of Sylacauga, Talladega and Clanton have a high density of financial institutions, some of which are larger, have a state-wide or regional presence and have greater financial resources than First Federal. First Federal faces significant competition both in originating mortgage loans and other loans and in attracting deposits. First Federal's competition for loans comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with First Federal for loan customers. Credit unions, securities firms and mutual funds compete with First Federal in raising deposits. Many of these institutions also seek to provide the same community-oriented services as First Federal. First Federal competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. First Federal competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors. Competition in the financial services industry has increased significantly within the past several years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws cannot be fully assessed or predicted.

         First Federal's loan production offices also face significant competition for originations of residential construction loans. First Federal's competition for these loans comes principally from larger savings associations and commercial banks who have greater financial resources than First Federal. First Federal competes for residential construction loans primarily through the quality of service it provides borrowers and the long-standing business relationships that First Federal has with builders and developers in the area.

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

         EMPLOYEES

         First Federal presently employs 71 individuals on a full-time basis, including 18 officers, and 3 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

         YEAR 2000

         In the next year, many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. First Federal began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem were completed during the early part of calendar year 1998. Presently, First Federal has completed the process of testing all of its operating systems in order to be ready for year 2000. First Federal does not anticipate the cost of any additional future software and hardware changes (if necessary) to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. First Federal has issued certification requests to the data processing and software companies on which its computer programs rely and to all major vendors and customers, seeking assurance that they will be year 2000 compliant. The majority of the questionnaires have been returned. All of the respondents have indicated that they are year 2000 compliant now or will be well in advance of the year 2000.

         First Federal's contingency plans relative to Year 2000 issues have been finalized. Management has developed and modified a "worse case scenario" contingency plan which, among other things, anticipates that First Federal's deposit customers will have increased demands for cash in the latter part of 1999.

BUSINESS OF SUBSIDIARIES

         SOUTHFIRST MORTGAGE, INC.

         SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly-owned operating subsidiary of First Federal. Through the utilization of SouthFirst Mortgage, First Federal intends to pursue residential mortgage and construction lending opportunities in Birmingham, Alabama, and other markets. At September 30, 1999, SouthFirst Mortgage was not yet actively conducting business.

         PENSION & BENEFIT TRUST COMPANY

         Pension & Benefit was acquired by SouthFirst in April of 1997, and was, initially, the wholly-owned subsidiary thereof. On April 27, 1998, SouthFirst and First Federal submitted an application to the OTS, seeking approval to exercise limited trust powers through Pension & Benefit and to establish Pension & Benefit as an operating subsidiary. Upon being granted limited trust powers from the OTS, SouthFirst transferred the ownership of Pension & Benefit to First Federal. Upon the transfer, Pension & Benefit became the wholly-owned subsidiary of First Federal.

         The primary business of Pension & Benefit is rendering actuarial and administrative services to employee benefit plans of corporate employers, including their plan administrators and plan trustees, and, under appropriate circumstances, serving as an employee benefit plan trustee. These actuarial, administrative and trust services are rendered to approximately 200 retirement plans, and, generally, are, as follows:

                  ACTUARIAL SERVICES

         The actuarial services include: the computation of retirement benefits, the determination of plan costs, the projection of benefit payments, contributions, and non-income, and the analysis of turnover rates and other contingencies for specific groups of plan participants.

                  ADMINISTRATIVE SERVICES

         The administrative services include: the preparation of the annual returns and reports for retirement plans (including Form 5500, 5500-C, or 5500-R, and related schedules and attachments), the preparation of summary plan descriptions, summary annual reports, statements of accrued benefits and various other notices and reports required under ERISA, and the preparation of accounting records for plan trustees, including the preparation and maintenance of participants' accounts.

                  TRUST SERVICES

         The trust services rendered by Pension & Benefit are limited to those trust services required by self-directed profit sharing plans, 401(k) plans and Employee Stock Ownership Plans.

         MAGNOLIA TITLE SERVICE, INC.

         At September 30, 1999, SouthFirst owned a 50% interest in Magnolia Title Services, Inc. ("Magnolia"), a company which provides title insurance and related services to borrowers and lenders. Magnolia has not been profitable since its inception. Start-up losses at Magnolia have resulted in write-downs of SouthFirst's investment of $245,000 to $16,464. As a consequence, SouthFirst has undertaken programs to re-evaluate its investment in Magnolia. The results of these re-evaluations may lead SouthFirst to make certain strategic changes, including further write-downs of its investment, if certain performance-based goals are not met or as circumstances may otherwise require.

SUPERVISION AND REGULATION

GENERAL

         First Federal derives its lending and investing powers, as a federal savings association, from the Home Owners' Loan Act, as amended ("HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings association, First Federal is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, First Federal's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of First Federal's operations. First Federal's deposits are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC, to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings associations and may recommend enforcement actions against savings associations to the OTS.

         SouthFirst, as a savings and loan holding company (a "thrift holding company"), is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the "Commission"), under the federal securities laws. Certain of the regulatory requirements applicable to First Federal and to SouthFirst are referred to below or elsewhere herein.

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

         The OTS and the FDIC, along with other state and federal regulators, have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The system of regulation and supervision applicable to First Federal and SouthFirst establishes a comprehensive framework for the operations of First Federal and SouthFirst, and is intended primarily for the protection of the FDIC and the depositors of First Federal. Changes in the regulatory framework could have a material adverse effect on First Federal and its operations that, in turn, could have a material adverse effect on SouthFirst. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of SouthFirst.

RECENTLY ENACTED LEGISLATION

         On November 12, 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999 ("Act"), was signed into law by President Clinton. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily-provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are related and incidental to these financial activities.

         The Act also contains a number of provisions specifically applicable to savings associations, such as First Federal. For example, the Act repeals the Savings Association Insurance Fund special reserve; modernizes the Federal Home Loan Bank System; provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings, in the form of less frequent compliance examinations; and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

         Further, the Act prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the OTS after May 4, 1999. A "grandfathered" unitary thrift holding company, such as SouthFirst, retains its authority to engage in nonfinancial activities, but does not retain its ability to be acquired by a nonfinancial company (See-- Regulation of SouthFirst--Restrictions on Acquisitions).

         The Act is intended to grant to community banks certain powers, as a matter of right, that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that SouthFirst faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on SouthFirst.

REGULATION OF SOUTHFIRST

         GENERAL

         As the owner of all of the stock of only one federal savings association, First Federal, SouthFirst is a "unitary" thrift holding company subject to regulatory oversight by the OTS and the Commission. As such, SouthFirst is required to register and file reports with the OTS and the Commission and is subject to regulation and examination by the OTS. In addition, the OTS' enforcement authority over SouthFirst and its non-savings association subsidiaries permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of First Federal rather than for the benefit of stockholders of SouthFirst.

         QUALIFIED THRIFT LENDER TEST

         As a unitary thrift holding company, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies (see "Supervision and Regulation---Recently Enacted Legislation) or multiple savings and loans holding companies, provided that First Federal continues to qualify as a "qualified thrift lender." See "-- Regulation of First Federal -- Qualified Thrift Lender Test." In the event SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of SouthFirst and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a Qualified Thrift Lender and were acquired in a supervisory acquisition.

         RESTRICTIONS ON ACQUISITIONS

         SouthFirst must obtain approval from the OTS before acquiring control of any other SAIF-insured association or savings and loan holding company. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisition of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings association or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. Control of a savings association or a savings and loan holding company is conclusively presumed to exist if, among other things, a person or group of persons acting in concert, directly or indirectly, acquires more than 25.0% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10.0% or more of any class of voting stock (or 25.0% of any class of stock) and is subject to any of certain specified "control factors."

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended provisions of the Bank Holding Company Act of 1956 (the "BHCA") to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

         The Gramm-Leach-Bliley Act has further restricted the acquisitions of nonfinancial companies by unitary thrift holding companies formed after May 4, 1999, and has eliminated the acquisition of "grandfathered" unitary thrift holding companies, such as SouthFirst, as well as the "new" unitary thrift holding companies (formed after May 4, 1999) by nonfinancial companies (see "Supervision and Regulation---Recently Enacted Legislation").


         FEDERAL SECURITIES LAWS

         Common Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of SouthFirst may not be resold without registration or unless sold in accordance with certain resale restrictions. If SouthFirst meets specified current public information requirements, however, each affiliate of SouthFirst is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

         Under FIRREA, the FDIC is given the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially or the institution fails to enter into and remain in compliance with an approved capital plan.

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

         OTS SUPERVISORY ASSESSMENTS

         In addition to federal deposit insurance premiums, savings associations like First Federal are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on either a semi-annual or quarterly basis, as determined by the OTS on an annual basis, and is computed based on total assets of the institution, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment is based, the association's supervisory condition, which results in percentage increases for any savings association with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the savings association's operations, which results in a percentage increase for a savings association that manages over $1 billion in trust assets, provides services for other loans aggregating more than $1 billion, or has certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon the smaller savings institutions, which are those whose total assets never exceeded $100 million, the new regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.

         REGULATORY CAPITAL REQUIREMENTS

         General. The OTS has adopted capital regulations which establish capital standards applicable to all savings associations. To meet its regulatory capital requirements, a savings association must satisfy each of the following capital requirements: (i) a risk-based capital requirement, where a savings association's minimum risk-based capital requirement shall be an amount equal to 8% of its risk-weighted assets; (ii) a leverage ratio requirement, where a savings association's minimum leverage ratio requirement shall be: (a) for a savings association assigned a composite rating of 1 on the CAMEL financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 3%; (b) for all other savings associations which are assigned a value lower than 1 on the CAMEL financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 4%; and (iii) a tangible capital requirement, where the savings association's minimum tangible capital requirement shall be an amount equal to at least 1.5% of adjusted total assets.

         The OTS, also, has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 1999, First Federal was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal's activities.

         Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of "1," the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. "Core capital" includes, generally, (i) common stockholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related surplus, (iii) nonwithdrawable accounts and certain pledged deposits of mutual savings associations, and (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association's (A) investments in certain "non-includable" subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 1999, First Federal's ratio of tangible and core capital to total adjusted assets was 8.37%.

         The "tangible capital" requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means (i) common stockholders' equity (including retained earnings), (ii) noncumulative perpetual preferred stock and related earnings, (iii) nonwithdrawable accounts and pledged deposits that qualify as core capital and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not "includable subsidiaries".

         Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 1999, First Federal's ratio of total capital to total risk-weighted assets was 17.34%.

         The OTS and other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gains are computed under the guidelines.

         The OTS regulations require a savings association with "above normal" interest rate risk to deduct a portion of such capital from its total capital to account for the "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets

(i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market rates of interest (whichever results in a lower net portfolio value), divided by the estimated economic value of the savings association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association's interest rate risk exposure is measured by the decline in the net portfolio value that would result from a 200 basis point increase or decrease in market interest rates, except when the 3-month Treasury bond equivalent yield falls below 400 basis points. In that case, the decrease would be equal to one-half of that Treasury rate.

         A savings association whose measured interest rate risk exposure exceeds 0.02 (2%) must deduct an interest rate risk component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. The interest rate risk component is an amount equal to one-half of the difference between its measured interest rate risk and 0.02, multiplied by the estimated economic value of its total assets. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed.

         The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- Capital Resources" for tables setting forth First Federal's compliance with its regulatory capital requirements as of September 30, 1999.

         PROMPT CORRECTIVE ACTION

         Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6.0% or greater, has a leverage capital ratio of 5.0% or greater and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and has either a leverage ratio of 4.0% or greater or has a leverage ratio that is 3.0% or greater, if the savings association receives a composite rating of 1 on the CAMEL financial institutions rating system, and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or has a Tier 1 risk-based capital ratio that is less than 4.0% or has either a leverage ratio that is less than 4.0% or has a leverage ratio that is less than 3.0% if the savings association receives a composite rating of 1 on the CAMEL financial institutions rating system; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% and (v) "critically undercapitalized" if the financial association has a ratio of tangible equity to total assets that is less than 2.0%. However, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1999, First Federal was classified as a "well capitalized" institution.

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person, if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association.

Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.


         STANDARDS FOR SAFETY AND SOUNDNESS

         Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvements Act of 1994, the federal banking agencies were required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have adopted interagency guidelines establishing standards for safety and soundness and final rules establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings associations to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings associations should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as compensation practices at comparable institutions. Additionally, the OTS guidelines require savings associations to maintain internal controls over their asset quality and earnings. Under the guidelines, a savings association should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the OTS determines that a savings association is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings association must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.



         DIVIDENDS AND OTHER CAPITAL DISTRIBUTION LIMITATIONS

         OTS regulations currently impose limitations upon savings associations' capital distributions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. Under the amended OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Company, will continue to have to file an application to receive the approval of the OTS. These new regulations are more restrictive to the Company than regulations being replaced based upon the Company's historical dividend declaration activities.

         OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. A Tier 2 association is an association that has capital equal to or in excess of its minimum capital requirements but does not meet the fully phased-in capital requirement both before and after the proposed distribution. A Tier 3 association is defined as an association that has capital less than its minimum capital requirement before or after the proposed distribution. At September 30, 1999, First Federal was rated a Tier 1 institution. In the event First Federal's capital falls below its fully phased-in requirement or the OTS notifies it that it is in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, otherwise permissible under the regulations, if the OTS determines that the proposed distribution by a savings association would constitute an unsafe or unsound practice. Finally, under FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (i.e., not meet any one of its minimum regulatory capital requirements).


         QUALIFIED THRIFT LENDER TEST

         HOLA requires savings associations to meet the Qualified Thrift Lender ("QTL") test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or
(ii) maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, a saving's association's total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. "Qualified thrift investments" includes various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans, (vii) education loans and (viii) shares in the FNMA, FHLMC and FHLB owned by the savings association. In addition, subject to a 20% of portfolio assets limit, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas. At September 30, 1999, First Federal was a Qualified Thrift Lender.

         A savings association that does not maintain its status as a QTL in at least nine out of every 12 months must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank and for a savings association; (ii) the branching powers of the savings association are restricted to those of a national bank in the savings association's home state; (iii) the savings association is not eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association are subject to the rules regarding payment of dividends by a national bank. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to, the requirements of the Bank Holding Company Act of 1956, as amended, If the savings association does not requalify as a QTL within the three year period after it failed the QTL test, it would be required to cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances as promptly as can be prudently done consistent with the safe and sound operation of the savings association. A savings association, that has failed the QTL test, may requalify as a QTL and be free of such limitations, but it may do so only once.

         LOANS TO ONE BORROWER

         Under HOLA, savings associations are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount, not in excess of 10.0% of unimpaired capital and surplus, may be loaned, if such loan is secured by readily-marketable collateral, which is defined to include certain debt and equity securities and bullion, but generally does not include real estate. First Federal has received permission from the OTS to increase its loan to one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers is 30.0% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150.0% of First Federal's unimpaired capital and surplus.

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

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property securing or being improved by the extension of credit plus the amount of readily-marketable collateral or other acceptable collateral, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits; raw land (65.0%); land development (75.0%); construction (commercial, multifamily and nonresidential) (80.0%); improved property (85.0%) and one-to-four family residential (owner occupied) requires no maximum ratio, however, any LTV ratio in excess of 90.0% should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

         COMMUNITY REINVESTMENT

         Under the Community Reinvestment Act of 1977 ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. First Federal received a satisfactory rating as a result of its latest evaluation on June 30, 1998.

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

         TRANSACTIONS WITH AFFILIATES

         Generally, statutory restrictions, promulgated by OTS regulations and by Section 23A and 23B of the Federal Reserve Act, limit the authority of First Federal to engage in transactions with affiliates. These restrictions require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the institution as comparable transactions with non-affiliates. In addition, extensions of credit and certain other transactions with affiliates are restricted to an aggregate percentage of a savings association's capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the institution. Affiliates of First Federal include, among other things, SouthFirst and any company which would be under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. Currently, a subsidiary of a savings association that is not also a depository institution is not treated as an affiliate of the savings association for purposes of Section 23A and 23B.

         A savings association's authority to extend credit to its officers, directors and 10% stockholders, as well as to entities that such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a savings association may make to such persons based, in part, on the institution's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variations, apply Regulation O to savings associations.

         BRANCHING BY FEDERAL ASSOCIATIONS

         Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that either satisfies the QTL test or qualifies as a "domestic building and loan association" under the Internal Revenue Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         LIQUIDITY REQUIREMENTS

         All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of:(i) the amount of its liquidity base at the end of the preceding calendar quarter; or
(ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and diving the total by the number of days in the quarter.

         Liquid assets for purposes of this computation include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government, state, or federal agency obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less). The regulations governing liquidity requirements include, within the definition of liquid assets, debt securities hedged with forward commitments to purchase the obligation obtained from (including a commitment represented by a repurchase agreement) members of Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, debt securities with a long put option and debt securities that provide the holder with a right to redeem the security at the stated or par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

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

         The OTS may, in certain circumstances, permit a savings association to reduce its liquid assets below the minimum amount required above, in order to meet withdrawals or pay obligations.

         FEDERAL HOME LOAN BANK SYSTEM

         General. First Federal is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs maintain central credit facilities primarily for member institutions.

         First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at September 30, 1999 of $1,397,300.

         Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. Long term advances may only be made for the purpose of providing funds for residential housing. At September 30, 1999, First Federal had $27.9 million of advances outstanding from the FHLB.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 1999 and September 30, 1998, dividends were paid by the FHLB to First Federal in the amount of $113,135 and $102,846, respectively. If the dividends were reduced, or interest subsidies on future FHLB advances were to increase, First Federal's net interest income would likely be reduced.

         FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $4.4 million of transaction accounts, while reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of the institution's interest-earning assets. At September 30, 1999, the total transaction accounts of First Federal were below the minimum level for which the Federal Reserve Board requires a reserve.

         Savings associations have authority to borrow from the Federal Reserve Bank's "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 1999.

ITEM 2.  PROPERTIES

         First Federal conducts its business through its main office located in Sylacauga, Alabama, branch offices located in Talladega, Clanton and Centreville, Alabama, and loan production offices in Hoover, and Dothan, Alabama. In addition, on November 24, 1998, First Federal purchased a parcel of land in Birmingham, Alabama at a price of $1,250,000, and on January 20, 1999, First Federal purchased a parcel of land in Dothan, Alabama at a price of $180,000.

         The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 1999. The total net book value of these properties at September 30, 1999 was approximately $4,428,000.

                                                                      NET BOOK VALUE       DEPOSITS
                                    LEASED                                AS OF              AS OF
          LOCATION                  OR OWNED          DATE OPENED    SEPT. 30, 1999     SEPT. 30, 1999
          --------                  --------          -----------    --------------     --------------
                                                                              (In thousands)
SOUTHFIRST AND FIRST FEDERAL
  MAIN OFFICE
     126 North Norton Avenue         Owned              April 1966       $    705          $ 44,704
     Sylacauga, Alabama 35150

FIRST FEDERAL
  BRANCH OFFICES
     301 West North Street           Owned              April 1961            208            17,732
     Talladega, Alabama 35160

     102 Fifth Street North          Owned              November 1997       1,472            45,214
     Clanton, Alabama 35045

     125 Olan Heights                Leased             November 1997         --              7,072
     Shopping Center
     Centreville, Alabama 35042

LOAN PRODUCTION OFFICES
     3055 Lorna Road                 Leased             March 1994          1,257              --
     Birmingham, Alabama 35216

     BrightLeaf Court                Leased             April 1998            180              --
     Suite 20
     25 Honeysuckle Rd
     Dothan, Alabama 36305

OFFICE/STORAGE BUILDING
     North Norton Avenue             Owned(1)          November 1995          280              --
     Sylacauga, Alabama 35150

PENSION & BENEFIT
     260 Commerce Street             Owned              April 1997            326              --
     Third Floor
     Montgomery, Alabama 36101

TOTAL                                                                    $  4,428          $114,722
                                                                         ========          ========

-----------------
(1) In 1995, First Federal made improvements to a building adjacent to the parking lot of its main office with the intention of renting four offices to the general public while using the remainder of the building for storage space for First Federal. At September 30, 1999, one office was rented by SouthFirst's former subsidiary, the Meta Company, and one office was rented to a local radio station. The remaining two offices are utilized by First Federal's accounting department. Meta and the station each remit a monthly amount of $750 to SouthFirst.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended September 30, 1999 to a vote of security holders of SouthFirst.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As of December 15, 1999, SouthFirst's Common Stock was held by approximately 392 persons. SouthFirst's Common Stock trades on the American Stock Exchange, under the symbol "SZB." The following data reflects, by fiscal quarter, the high and low sales price as well as cash dividends declared for each quarter from October 1, 1997 through September 30, 1999:

                                                                                Cash
                                                                               Dividends
                                                High Sale       Low Sale       Declared(1)
                                                ---------       --------       -----------
FISCAL YEAR ENDED SEPTEMBER 30, 1998
------------------------------------
First Quarter ended December 31, 1997           $ 22 3/4          $18 3/8         $105,950
Second Quarter ended March 31, 1998               22 5/8           21 5/8          145,192
Third Quarter ended June 30, 1998                 22 1/4           18 7/8          146,302
Fourth Quarter ended September 30, 1998           18 7/8           15 7/8          146,302

FISCAL YEAR ENDED SEPTEMBER 30, 1999
------------------------------------

First Quarter ended December 31, 1998             16 1/2           15 3/4          144,080
Second Quarter ended March 31, 1999               16 1/8           12 5/8          144,228
Third Quarter ended June 30, 1999                 13 1/4           12              144,176
Fourth Quarter ended September 30, 1999           12 7/8           10 1/2          139,362

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

         The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst during the two year period ended September 30, 1999. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

RESULTS OF OPERATIONS

         NET INCOME

         For the fiscal year ended September 30, 1999, net income increased $665,125, from $634,874 to $1,299,999. Earnings per common share was $1.44 and $0.68 for the fiscal years ended September 30, 1999 and September 30, 1998, respectively. The increase in net income for fiscal 1999 was due primarily to a one-time gain of approximately $2,265,000 realized on the sale by First Federal of FHLMC stock. First Federal's net interest income after provision for loan losses decreased $958,879 (21.3%) during fiscal 1999, from $4,488,463 to $3,529,584. This decrease was attributable to a decrease of $415,933 in net interest income, resulting primarily from a decrease in the net interest margin, and an increase in the provision for loan losses of $542,946, from $44,744 to $587,690, the reasons for which are discussed below under the heading "Provision for Loan Losses." Fee income received by Pension & Benefit increased $251,165 (33.1%) during fiscal 1999, from $758,835 to $1,010,000. Other expenses increased $705,966 (12.9%) from $5,454,908 to $6,160,874 during fiscal 1999.

         For the fiscal year ended September 30, 1998, net income increased $139,375, or 28.1%, to $634,874. Earnings per common share was $0.68 for the fiscal year ended September 30, 1998. The increase in net income in fiscal 1998 was due primarily to an increase of $2,511,816 in interest earned on loans, an increase of $2,763,613 in interest expense, and an increase of $1,896,750 in total other expenses. The large incremental changes in these areas relative to fiscal 1997 is largely explained by the acquisition of Chilton County (the "Western Division" of First Federal) in the first quarter of fiscal 1998.

         The components of net income discussed in the preceding paragraphs are discussed more fully below.

         NET INTEREST INCOME

         Net interest income was $4,117,000 for the twelve months ended September 30, 1999, which represents a decrease of $416,000 (9.2%) from fiscal 1998. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets and the interest cost associated with deposits and borrowed funds. The decrease in 1999 is primarily due to a decrease in the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. For fiscal 1999, the net interest rate spread decreased 58 basis points as rates on interest earning assets decreased 71 basis points from 8.08% to 7.37%, while rates on interest bearing deposits decreased 13 basis points from 4.88% to 4.75%. During fiscal 1999, the average balance of interest-earning assets increased from $137.3 million to $142.2 while the average balance of interest-bearing liabilities decreased from $134.5 million to 134.2 million. The combined effect of the changes in average balances and the decrease in the net interest rate spread resulted in the $416,000 decrease in net interest income for fiscal 1999.

         Net interest income was $4,533,000 for the twelve months ended September 30, 1998. This increase of $1,241,000, or 37.7%, over the comparable twelve months of 1997 is primarily the result of the effect the acquisition of Chilton County. The acquisition of Chilton County was largely responsible for the increase in the average balance of interest earning assets from $87.6 million to $137.3 million, while the average balance of interest-bearing liabilities increased from $77.6 million to $134.5 million. The net interest rate spread remained the same as rates on interest-earning assets decreased two basis points to 8.08%, and the cost of funds also decreased two basis points, to 4.88%. The combined effect of the increases in average balances and the changes in rates above resulted in an increase in net interest income.

         First Federal's Asset/Liability Committee ("ALCO") conducts a gap analysis in order to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. However, there can be no assurance that such analysis will positively affect earnings.

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

                                                               Year Ended September 30,
                                -----------------------------------------------------------------------------------------------

                                   1999 vs. 1998                   1998 vs. 1997                        1997 vs. 1996
                                 Increase (Decrease)             Increase (Decrease)                   Increase (Decrease)
                                      Due to                          Due to                               Due to
                                ---------------------------       ---------------------------      ----------------------------
                                  Volume     Rate      Total      Volume      Rate      Total      Volume      Rate      Total
                                  ------     ----      -----      ------      ----      -----      ------      ----      -----
                                                                  (Dollar amounts in
                                                                  thousands)
Interest income:
   Investment securities        $  (113)   $  (689)   $  (802)   $ 1,265    $   231    $ 1,496    $  (417)   $    15    $  (402)
   Loans receivable                 531       (343)       188      2,669       (161)     2,508        825         48        874
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
Total interest income               418      (1032)      (614)     3,934         69      4,004        408         63    472
                                =======    =======    =======    =======    =======    =======    =======    =======    =======

Interest expense:
   NOW accounts                      23        (80)       (57)       124        (35)        89         (5)       (47)       (52)
   Money market demand               (1)        (1)        (2)        (3)      --           (3)      --            5          5
   Passbook savings                --          (35)       (35)       117        (40)        78         (3)       (27)       (30)
   Certificates of deposit
      other than Jumbos            (222)       139        (83)     2,404         54      2,458        (37)       (92)      (129)
   Jumbos                            92         58        150         30        (49)       (19)        10         10         20
   Borrowed funds                    44       (215)      (171)       122         45        167        423          6        429
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
Total interest expense             (64)       (134)      (198)     2,797        (26)     2,770        387       (145)       242
                                =======     =======    =======    =======    =======    =======    =======    =======    =======
Change in net interest
   income                      $    482    $  (898)   $  (416)   $ 1,137    $    95    $ 1,234    $    21    $   208    $   230
                                =======    =======    =======    =======    =======    =======    =======    =======    =======

         INTEREST INCOME

         Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $10,484,000, $11,098,000, and $7,093,000 for the twelve months ended September 30, 1999, September 30, 1998, and September 30, 1997, respectively. Average interest earning assets increased 4,821,000 (3.5%) during 1999, increased $49,735,000 (56.7%) during
1998, and $3,994,000 (4.8%) during 1997. The 1999 yield decreased, primarily due to mortgage loans refinancing to lower rates during the year, while the 1998 and 1997 yield remained relatively constant, reflecting the relative stability of the interest rate environment during that period. Interest and fees on loans were $8,461,000, $8,273,000, and $5,761,000 for the twelve months ended
September 30, 1999, September 30, 1998, and September 30, 1997, respectively. The increase in average loans receivable in 1999 was largely due to increases in residential construction loans, home equity loans, as well as residential mortgage loans. The increase in average loans receivable in 1998 was largely due to the acquisition of Chilton county plus the strong loan demand in 1998 as a result of lower interest rates. Interest and fees on loans during 1998 increased $2,512,000 (43.6%) compared to 1997

         Interest income on total investment securities, including those held to maturity and those available for sale, decreased $802,000 (28.4%) to $2,023,000 in 1999. The average balance outstanding of investment securities, including those held to maturity and those available for sale, decreased $1,930,000 (5.3%) to $34,679,000 in 1999 from $36,609,000 in 1998. The yields on total investment securities were 5.83% in 1999 and 7.72% in 1998. Interest income on total investment securities, including those held to maturity and those available for sale, increased $1,493,000 (112.1%) to $2,825,000 in 1998. This increase in interest income in 1998 was largely due to the volume of investment securities acquired in connection with the purchase of Chilton County.

         INTEREST EXPENSE

         Total average interest-bearing liabilities were $134,177,000, $134,503,000, and $77,539,000 for fiscal years 1999, 1998 and 1997, respectively. Interest bearing liabilities decreased by $326,000 (0.24%) in 1999 and increased by $56,964,000 (73.5%) and $6,143,000 (8.61%) for 1998 and 1997,
respectively. The rates paid on these liabilities decreased 13 basis points to 4.75% in 1999, decreased 2 basis points to 4.88% in 1998, and decreased 9 basis points to 4.90% during 1997. Total interest expense was 6,367,000 for 1999, $6,565,000 for 1998, and $3,801,000 for 1997 which represented a decrease of $198,000 (3.02%), an increase of $2,764,000 (72.7%), and an increase of $242,000
(6.8%) during 1999, 1998 and 1997, respectively. The decrease in 1999 resulted from a decrease in the cost of funds. The increase in 1998 resulted from the additional interest-bearing liabilities associated with the acquisition of the Chilton County and an increase in the cost funds. The increase in 1997 resulted from an increase in the cost of funds.

         Interest on deposits, the primary component of total interest expense, decreased to $5,390,000 in 1999, while interest on deposits increased to $5,416,000 in 1998 from $2,820,000 in 1997. The average balance of interest bearing deposits decreased to $115,533,000 in 1999. The average balance of interest bearing deposits increased to $116,692,000 in 1998, primarily as a result of the Chilton county acquisition. The average volume of outstanding interest bearing deposits decreased in 1997, but the effect on interest expense was offset by the increase in rates paid due to market conditions.

         Interest expense on borrowed funds, including both short-term and other borrowed funds, was $977,000, $1,149,000 and $982,000 for fiscal 1999, 1998 and
1997, respectively. The decrease in 1999 was due to lower FHLB advance rates. The increase in 1998 was due to the Chilton County acquisition as well as FHLB advances to fund loan growth during the year. The increase in 1997 was a result of additional advances of $7,500,000 from the FHLB to fund First Federal's continued loan growth. The average balance of FHLB advances outstanding was $17,596,123 for 1999, $16,379,738 for 1998 and $15,403,351 for 1997. The average balance of borrowed funds outstanding was $18,644,000 for 1999, $17,810,000 for 1998 and $15,838,000 for 1997.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses is based on management's current assessment of the risk in the loan portfolio, and is influenced primarily by the amount of recent loan losses. The provision for loan losses was $587,690, $44,744 and $36,465 for fiscal 1999, 1998, and 1997, respectively. The amount of the provision for loan losses for fiscal 1999 is primarily the result of an additional provision for loan losses in the fourth quarter of fiscal 1999 in an amount of $451,593. This fourth quarter provision for loan losses is attributable in significant part ($346,507) to certain loan quality problems observed in recent internal audits, and in other reviews by management, of the loan assets of the First Federal's Western Division. The remainder of the fourth quarter provision for loan losses was primarily a result of management's determination to increase the loan loss reserves relating to First Federal's residential construction loan portfolio to 1% of the aggregate amount of its construction loans outstanding, which provision management believes correctly reflects the risks in First Federal's construction loan portfolio.

         This addition to First Federal's provision for loan losses also reflects management's current assessment of economic, and other, factors which management deems relevant to its risk analysis, including loan concentrations in particular markets, economic activity in particular markets, certain regulatory requirements regarding loan loss reserves and related safety and soundness issues, as well as management's view of the general economic outlook.

         As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in First Federal's primary market area of Talladega and Chilton County, Alabama. Management believes that the credit risks associated with this type of loan are significantly lower than other loan types.

         Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures reduce the credit risks associated with this type of loan, and that its current provisions for loan losses in the construction loan portfolio (1%) is adequate in light of these policies and procedures. First Federal entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift and hiring the loan officer who originated and managed the portfolio. A significant portion of First Federal's residential construction loans were originated in Hoover, Alabama, a suburb of Birmingham and one of the most affluent areas of the state. Since acquiring the portfolio, First Federal has not suffered a significant loss on a residential construction loan.

         Charge-offs in the total loan portfolio, net of recoveries, averaged approximately $6,000 from 1994 through 1997. In 1999, net charge-offs increased from approximately $85,000 in 1998 to approximately $468,000, due, in significant part, to the previously mentioned loan quality problems occurring in the Western Division of First Federal. Management believes the allowances for loan losses at September 30, 1999 ($851,915) to be at an adequate level relative to the total loan portfolio and to nonperforming loans, and in light of the other factors which are relevant to the assessment of risks in the loan portfolio.

         Future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review First Federal's allowance for loan losses and may require First Federal to recognize additions to the allowance based upon an analysis of information available at the time of their review.

         OTHER INCOME

         Other income increased $2,758,000 (138.6%) in 1999, from $1,990,000 in
1998. Other income increased $889,000 in 1998, from $1,101,000 in 1997 to
$1,990,000. The increase in 1999 was largely due to an increase of $2,279,000 in gain on sale of investment securities available for sale, which was primarily the result of selling FHLMC stock at a gain of approximately $2,265,000. Also, fee income from Pension & Benefit increased approximately $251,000. The increase in 1998 was largely due to an increase of $373,000 in fee income as a result of the acquisition of Pension & Benefit in the third fiscal quarter of 1997. The decrease in 1997 resulted primarily from the $583,000 settlement in 1996 of SouthFirst's lawsuit against USF&G.

         Service charges and other fees were $832,000, $712,000, and $577,000 in fiscal 1999, 1998, and 1997, respectively. The increases in 1999 and 1998 were largely due to additional service charge and fee income derived from the Chilton County purchase. The fluctuations in 1997 was due almost entirely to increases in income from charges for insufficient funds and overdrafts.

         Gain on sale of loans increased $203,000 (85.1%) in 1999, $94,000 (64.8%) in 1998 and $18,000 in 1997. These increases were due to the increased volume of loans sold relative to prior years. Proceeds from sales of loans increased by $11,680,000 (99.5%) to $23,424,000 in 1999, $7,113,000 (153.6%) to
$11,743,000 in 1998 and by $125,000 to $14,630,000 in 1997.

         OTHER EXPENSE

         Total other expense was $6,161,000 for 1999, $5,455,000 for 1998, and
$3,558,000 for 1997. The increases in 1999 and 1998 were $706,000 or (12.9%) and
$1,897,000, or (53.3%), respectively, compared to a decrease in 1997 of $716,000, or (16.7%).

         Compensation and benefits totaled $3,598,000, $3,373,000, and $2,095,000 for 1999, 1998, and 1997, respectively. These levels reflect an increase of $225,000 (6.7%) in 1999, 1,278,000 (61.0%) in 1998, and a decrease of $374,000 (15.2%) in 1997. The increase in 1999 is attributable to merit and cost of living raises and the cost of benefits associated with such increases. The increase in 1998 was primarily a result of the increased number of First Federal employees following the acquisition of Chilton County and Pension & Benefit. The increase in 1998 can also be attributed to merit and cost-of-living raises and the cost of benefits association with such increases. The decrease in 1997 was primarily due to additional compensation awarded to select employees under SouthFirst's two Management Recognition Plans in 1996 including cash bonuses to SouthFirst's officers of $263,409 and the cost of a large number of shares released to participants in SouthFirst's Employee Stock Ownership Plan (the "ESOP") in 1996. The increase in the number of shares released is attributable to the special $2.00 dividend paid to qualifying stockholders, including the ESOP, on January 22, 1996. These costs did not recur in 1997 or 1998.

         Other noninterest expense was $945,000, $695,000, and $599,000 for 1999, 1998 and 1997, respectively. These levels correspond to increases of 36.0%, 16.0%, and 15.2%, in each of these years. The increase in 1999 was due to increased costs associated with legal and various other operating expenses, while the increase in 1998 was due to increased costs in other operating expenses as a result of the acquisition of Chilton County. The decrease in 1997 was primarily due to decreased costs associated with legal, accounting, and various other operating expenses.

         INCOME TAX EXPENSE

         Income tax expense was $816,000, $389,000, and $303,000 for fiscal years 1999, 1998, and 1997, respectively. These levels represent an effective tax rate on pre-tax earnings of 38% for each of the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997. For 1999, 1998 and 1997,
First Federal's effective tax rate was slightly higher than the statutory rate due to state income taxes and differences between taxable income for financial reporting and income tax purposes.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SouthFirst adopted this new accounting standard as of October 1, 1998. The adoption of this statement had no effect on the Company's net income or stockholders' equity.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprise report information about certain operating segments in annual financial statements and require that those enterprises report selected information about certain operating segments in interim financial reports to stockholders. This Statement was effective for fiscal year 1999. The corporation's principal activities did not constitute separate reportable segments of its business as defined in SFAS No. 131, but encompassed traditional banking activities which offered similar products and services within the same primary geographic area and regulatory and economic environment. Therefore, the Statement had no impact on the financial presentation of the Company.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement encourages earlier application, but delays the effective date of Statement No. 133 from fiscal quarters of all fiscal years beginning after June 15, 1999 to fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with the new standard, management will continue to evaluate the impact and defer implementation as the standard allows.

         In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. The Company adopted the provisions of this Statement on January 1, 1999; however, based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial condition or results of operation.


ASSET/LIABILITY MANAGEMENT

         INTEREST RATE SENSITIVITY

         An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, the bank's exposure to "interest rate risk," while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest earning assets ("ratio"). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. The ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal's balance sheet structure and its use of the market approach to pricing liabilities, First Federal's management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 1999, First Federal had a negative one-year cumulative ratio of (17.02%) and a positive five-year cumulative ratio of 1.22%, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 1998, First Federal had a negative one-year cumulative ratio of (0.82%) and a negative five-year cumulative ratio of (2.55%). During the stable interest rate environment of 1999 and 1998, First Federal's interest rate spread remained fairly constant. Consistent with a positive ratio during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced a decrease in its interest rate spread. Conversely, consistent with a negative ratio, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced an increase in its interest rate spread.

         There are other factors that may affect the interest rate sensitivity of First Federal's assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of the loan. First Federal's portfolio of one-to-four family residential mortgage loans included $34.1 million and $34.4 million, 32.1% and 32.9% of First Federal's total loan portfolio) of adjustable rate loans at September 30, 1999 and September 30, 1998, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the "Asset and Liability Management Report" prepared by Morgan Keegan & Company, Inc. (the "Morgan Keegan Analysis") in order to assist First Federal in determining First Federal's gap and interest rate position. Through use of the Morgan Keegan Analysis, ALCO analyzed the effect of an increase or decrease of up to 400 basis points on the market value of First Federal's portfolio equity ("MVPE") at September 30, 1999 and September 30, 1998. At a 400 basis point increase, First Federal's MVPE decreased approximately $3,521,800 and increased $133,000 at September 30, 1999 and September 30, 1998, respectively, and, at a 400 basis point decrease, First Federal's MVPE increased approximately $4,526,100 and decreased $111,000 at September 30, 1999 and September 30, 1998, respectively. Management determined that these changes in MVPE were acceptable.

         The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal as of September 30, 1999 and September 30, 1998. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

              [The remainder of this page intentionally left blank]

                          INTEREST RATE SENSITIVITY GAP


                                                             At September 30, 1999
                          ----------------------------------------------------------------------------------------------------------
                            One year        One to          Two to          Three to          Four to        Over
                            or less         two years       three years     four years        five years     five years       Total

                          (In thousands)
Interest-earning assets:
Mortgage loans               $  54,978       $   8,882       $   8,261       $   7,714       $   6,381      $  11,530      $  97,746
All other loans                  2,620           1,749           1,672           1,648             545           --            8,234

Collateralized
mortgage
  obligations                   13,252            --              --              --              --             --           13,252

Mortgage-backed
  securities                     2,994           1,273           1,142           1,095           1,050          4,731         12,285
Investments(1)                   2,034            --               500           2,593           6,055          3,000         14,182
                             ---------       ---------       ---------       ---------       ---------      ---------      ---------
Total interest earning
 assets                      $  75,878       $  11,904       $  11,575       $  13,050       $  14,031      $  19,261      $ 145,699
                             =========       =========       =========       =========       =========      =========      =========
Interest-bearing
liabilities:
    Deposits                    76,168          15,855           3,022             595             265         18,818        114,723
    Borrowed funds              24,507             297              ==              ==           4,000             ==         28,804
                             ---------       ---------       ---------       ---------       ---------      ---------      ---------
Total interest
bearing liabilities          $ 100,675       $  16,152       $   3,022       $     595       $   4,265      $  18,818      $ 143,527
                             =========       =========       =========       =========       =========      =========      =========

Interest sensitivity
 gap                         $ (24,797)      $  (4,248)      $   8,553       $  12,455       $   9,766      $     443      $   2,172
Cumulative interest
sensitivity gap              $ (24,797)      $ (29,045)      $ (20,492)      $  (8,037)      $   1,729      $   2,172      $       0
Ratio of cumulative
interest sensitivity
gap to total interest
earning assets                  (17.02)%        (19.93)%        (14.06)%         (5.52)%          1.19%          1.49%             0
Ratio of cumulative
interest sensitivity
gap to total assets
of $160,506                     (15.95)%        (18.07)%        (12.74)%         (4.98)%          1.10%          1.38%             0





                                                         At September 30, 1998
                             -------------------------------------------------------------------------------------------------
                              One year     One to        Two to          Three to      Four to        Over
                              or less       two years     three years     four years    five years     five years    Total

Interest-earning assets:
Mortgage loans               $ 56,758       $  7,290       $  6,890       $  6,539       $  5,012       $ 12,520      $ 95,009
All other loans                 2,668          1,854          2,034          2,233            792           --           9,581

Collateralized
mortgage
  obligations                   4,171            160           --             --             --             --           4,331

Mortgage-backed
  securities                   13.432            696            748            805            865          9,992        26,538
Investments(1)                  4,052           --             --             --              108          1,795         5,955
                             --------       --------       --------       --------       --------       --------      --------
Total interest earning
 assets                      $ 81,081       $ 10,000       $  9,672       $  9,577       $  6,777       $ 24,307      $141,414
                             ========       ========       ========       ========       ========       ========      ========
Interest-bearing
liabilities:
    Deposits                   70,452         29,375          4,375            233            106         19,343       123,884
    Borrowed funds             11,788          1,500          1,526          1,355           --             --          16,169
                             --------       --------       --------       --------       --------       --------      --------
Total interest
bearing liabilities          $ 82,241       $ 30,874       $  5,900       $  1,589       $    106       $ 19,343      $140,053
                             ========       ========       ========       ========       ========       ========      ========

Interest sensitivity
 gap                         $ (1,160)      $(20,874)      $  3,771       $  7,988       $  6,671       $  4,964      $  1,361
Cumulative interest
sensitivity gap              $ (1,160)      $(22,034)      $(18,263)      $(10,274)      $ (3,603)      $  1,361      $  1,361
Ratio of cumulative
interest sensitivity
gap to total interest
earning assets                  (0.82)%       (15.58)%       (12.91)%        (7.27)%        (2.55)%         0.96%         0.96%
Ratio of cumulative
interest sensitivity
gap to total assets
of $160,506                     (0.73)%       (13.90)%       (11.52)%        (6.48)%        (2.27)%         0.86%         0.86%

---------------------
(1) Includes investments in overnight deposits.

         The Morgan Keegan Analysis for 1999 and 1998 and the preceding table were prepared based upon the contractual terms of the asset or liability and with the following assumptions regarding prepayment of loans, collateralized mortgage obligations ("CMOs") and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management's estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at 8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 12% to 18%. The decay rates for money market demand accounts are assumed to be 33% for the first year and 18% thereafter. The decay rates for passbook accounts are assumed to be 56% for the first year and 10% thereafter and the decay rates for NOW accounts are assumed to be 18% for the first year and 33% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal's portfolio contain conditions which restrict the periodic change in interest rates.

         INTEREST RATE RISK STRATEGY

         First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. First Federal's strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $8,368,444 at September 30, 1999 and $10,047,000 at September 30, 1998. First Federal also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal's interest rate risk exposure.

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

         The table also presents information for the periods indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which savings associations have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on total interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.


              [The remainder of this page intentionally left blank]

                   AVERAGE BALANCE, INTEREST, YIELDS AND RATES

                                                                                   Year ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                        1999                                     1998
                                                     ----------------------------------------   ------------------------------------
                                                        Average                        Yield/     Average                     Yield/
                                                        Balance        Interest         Cost      Balance       Interest       Cost
                                                        -------        --------        ------     -------       --------      ------
Interest earning assets:
  Total investment securities                        $  34,679,305    $ 2,023,243       5.83%   $ 36,608,820   $ 2,825,283     7.72%
  Loans receivable                                     107,491,039      8,460,854       7.87%    100,740,509     8,272,834     8.21%
                                                     -------------    -----------       ----    ------------   -----------     ----
Total interest earning assets                          142,170,344     10,484,097       7.37%    137,349,329    11,098,117     8.08%
  Allowance for loan losses                               (648,011)                                 (761,418)
  Cash and amounts due from
  depository institutions                                5,831,483                                13,521,914
  Premises and equipment                                 5,091,035                                 3,243,193
  Foreclosed real estate                                   497,565                                    79,991
  Accrued interest receivable                              957,191                                   992,932
      Other assets                                       1,781,940                                 2,870,586
      Investments in Affiliates                            138,089                                   143,373
                                                     -------------                              ------------
             Total assets                            $ 155,819,636                              $157,439,900
                                                     =============                              ============
Interest bearing liabilities:
  Deposits:
     NOW accounts                                    $  11,879,338        224,338       1.89%   $ 10,661,585   $   281,676     2.64%
     Money market demand                                   297,113          5,471       1.84%       331,268         6,676      2.02%
     Statement savings                                  14,185,017        292,846       2.06%     14,163,764       327,840     2.31%
     Certificates of
     deposit, other than Jumbos                         85,308,830      4,657,951       5.46%     89,379,909     4,741,697     5.31%
  Jumbos                                                 3,862,585        208,938       5.41%      2,155,655        58,240     2.70%
                                                     -------------    -----------       ----    ------------   -----------     ----
 Total interest-bearing
   deposits                                          $ 115,532,883    $ 5,389,544       4.66%   $116,692,181   $ 5,416,129     4.64
 Borrowed funds                                         18,644,068        977,279       5.24%     17,810,529     1,148,782     6.45%
                                                     -------------    -----------       ----    ------------   -----------     ----
      Total interest-bearing liabilities               134,176,951      6,366,823       4.75%    134,502,710     6,564,911     4.88%

Non-interest bearing demand
   deposits                                              3,266,569                                 3,183,937
Advances by borrowers for
   property taxes                                          322,996                                   341,284
Accrued interest payable                                 1,042,165                                   813,599
Income taxes payable                                     1,274,069                                 1,366,979
Accrued expenses and other
   liabilities                                             404,942                                 1,214,851
                                                     -------------                              ------------
   Total liabilities                                   140,487,690                               141,423,360
Stockholders' equity                                    15,331,946                                16,016,540
                                                     -------------                              ------------
   Total liabilities & stockholders'
     equity                                          $ 155,819,636                              $157,439,900
                                                     =============                              ============

Net interest income                                                   $ 4,117,274                              $ 4,533,207
                                                                      ===========                              ===========
Interest rate spread                                                                    2.63%                                  3.20%
                                                                                        ====                                   ====
Net yield on total interest
   earning assets                                                                       2.90%                                  3.30%
                                                                                        ====                                   ====
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                                  105.96%                                102.12%
                                                                                      ======                                 ======

                                                              Year ended September 30,
                                                       ------------------------------------
                                                                       1997
                                                       ------------------------------------
                                                          Average                    Yield/
                                                          Balance      Interest       Cost
                                                          -------      --------      ------
Interest earning assets:
  Total investment securities                          $ 18,766,230   $1,330,015      7.09%
  Loans receivable                                       68,847,596    5,763,382      8.37%
                                                       ------------   ----------      ----
Total interest earning assets                            87,613,826    7,093,397      8.10%
  Allowance for loan losses                                (267,587)
  Cash and amounts due from
  depository institutions                                 3,314,123
  Premises and equipment                                  1,803,898
  Foreclosed real estate                                     52,572
  Accrued interest receivable                               536,705
      Other assets                                        1,163,510
      Investments in Affiliates                             224,174
                                                        -----------
             Total assets                               $94,441,221
                                                        ===========
Interest bearing liabilities:
  Deposits:
     NOW accounts                                       $ 6,501,600   $  194,669      2.99%
     Money market demand                                    460,120       10,049      2.18%
     Statement savings                                    9,612,487      249,157      2.59%
     Certificates of
     deposit, other than Jumbos                          43,579,206    2,288,858      5.25%
  Jumbos                                                  1,547,064       76,827      4.97%
                                                       ------------   ----------      ----
 Total interest-bearing
   deposits                                             $61,700,477   $2,819,560      4.57%
 Borrowed funds                                          15,838,355      981,737      6.20%
                                                       ------------   ----------      ----
      Total interest-bearing liabilities                 77,538,832    3,801,297      4.90%

Non-interest bearing demand
   deposits                                               1,364,221
Advances by borrowers for
   property taxes                                           311,372
Accrued interest payable                                    650,236
Income taxes payable                                        656,951
Accrued expenses and other
   liabilities                                              733,320
                                                        -----------
   Total liabilities                                     81,254,932
Stockholders' equity                                     13,208,290
                                                        -----------
   Total liabilities & stockholders'
     equity                                             $94,463,221
                                                        ===========

Net interest income                                                   $3,292,100
                                                                      ==========
Interest rate spread                                                                  3.19%
                                                                                      ====
Net yield on total interest
   earning assets                                                                     3.76%
                                                                                      ====
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                                112.99%
                                                                                    ======

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         Investment securities held to maturity were $29,000, $590,000 and $162,000 at September 30, 1999, September 30, 1998 and September 30, 1997, respectively. The decrease of $428,000 in 1999 was due primarily to the acquisition of Chilton County during the first fiscal quarter. First Federal's portfolio of investment securities available for sale totaled $39,313,000 and $36,824,000 at September 30, 1999 and September 30, 1998, respectively.

         The composition of First Federal's total investment securities portfolio partly reflects First Federal's former investment strategy of providing acceptable levels of interest income from portfolio yields while maintaining a level of liquidity allowing First Federal a degree of control over its interest rate position. In previous years, First Federal invested primarily in investment grade CMOs and mortgage-backed securities because of their liquidity, credit quality and yield characteristics. The yields, values and duration of such securities generally vary with interest rates, prepayment levels, and general economic conditions and, as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such securities also may have longer stated maturities than other securities, which may result in further price volatility. First Federal made purchases of CMOs amounting to $3,329,000 in 1994, along with purchases of mortgage-backed securities amounting to $204,000 in 1994.

         With First Federal's purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, First Federal revised its investment strategy, curtailing its purchases of CMOs and mortgage-backed securities and utilizing principal repayments on these securities to fund construction loans. Accordingly, First Federal did not purchase any CMOs or mortgage-backed securities from 1994 through 1997. However, as a result of First Federal's acquisition of Chilton County in October 1998, First Federal acquired approximately $466,000 in CMOs and $16,101,000 in mortgage-backed securities, In addition, as a result of the excess cash on hand from the Chilton County acquisition, First Federal purchased approximately $18,670,000 in mortgage-backed securities in 1998. During 1999, First Federal purchased approximately $10,500,000 of FNMA and FHLMC adjustable rate CMO's that reprice to LIBOR on a monthly basis. These CMO's were funded by FHLB advances that also reprice each month to LIBOR. This investment arbitrage is projected to produce a positive interest rate spread of approximately 1%.

         Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 1999, 1998, and 1997 were $17,884,113, $15,292,000, and $3,093,000, respectively. As of September 30, 1999 First Federal had an investment in U.S. Government agencies of $8,915,000 compared to $1,100,000 as of September 30, 1998. The increase is due to approximately $13,055,000 in agencies being purchased in fiscal 1999. At September 30, 1999, First Federal had investments of approximately $2,460,000 in equity securities such as FHLB stock, other Common Stock, and mutual funds. FHLMC stock was sold in the last quarter at a pre-tax gain of approximately $2,265,000. The proceeds were reinvested in U.S. Government agencies which will result in higher investment yields.


              [The remainder of this page intentionally left blank]

                  The following table indicates the amortized cost of the portfolio of investment securities held to maturity at September 30, 1999, September 30, 1998 and September 30, 1997:


                                                              Amortized Cost
                                                             September 30,
                                                    ---------------------------------
                                                    1999            1998         1997
                                                    ----            ----         ----
                                                             (In thousands)
Investment Securities Held to Maturity:
    U.S. Government agency                            $--          $499       $162
    Mortgage-backed securities                         29            90         --
    Collateralized mortgage obligations                --            --         --
     Total investment securities
     held to maturity                                 $29          $589       $169
                                                      ===          ====       ====

                  The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 1999, 1998 and 1997:

                                                                                 Fair Value
                                                                               September 30,
                                                                    -----------------------------------
                                                                    1999           1998          1997
                                                                    ----           ----          ----
                                                                              (In thousands)
Investment Securities Available for Sale:
 U.S. Government agency                                            $ 8,915        $ 1,101       $ 2,008
 Mortgage-backed securities                                         11,979         26,538         4,751
 Collateralized mortgage obligations                                13,232          4,331         6,141
 Other                                                               5,187          4,854         2,943
                                                                   -------        -------       -------
    Total investment securities available for sale                 $39,313        $36,824       $15,843
                                                                   =======        =======       =======

                  At September 30, 1999, First Federal owned CMOs totaling $13,232,000. These securities were all backed by federal agency guaranteed mortgages except for two issues, in the aggregate amount of $139,332, which are privately issued mortgage pass-through certificates. All CMO's presently owned are variable rate instruments.

                  The mortgage-backed securities portfolio, totaling $12,008,000 at September 30, 1999, consists of fixed rate mortgages in the amount of $10,354,000 and ARMs in the amount of $1,654,000. At the time of purchase, First Federal looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.


             [The remainder of this page intentionally left blank]

     The following tables present the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 1999:



                                                                            Maturities of
                                                                        Investment Securities

                                                                    After one       After five
                                                       Within        through          through        After
                                                      one year      five years       ten years     ten years
                                                      --------      ----------      ----------     ---------
                                                                         (In thousands)
U.S. Government agencies, excluding
    mortgage-backed securities                          $   --         $ 8,915         $    --       $    --
Mortgage-backed securities                                  --           1,505           5,621         4,853
Collateralized mortgage obligations                         --              --           2,341        10,891
U.S. Treasuries                                             --              --           2,727            --
    Total investment securities
         available for sale                             $   --         $10,420         $10,689       $15,744
                                                        ======         =======         =======       =======


                                                        Weighted Average Yields(1)
                                                         (Taxable equivalent basis)

                                                       After one       After five
                                          Within        through          through        After
                                         one year      five years       ten years     ten years
                                         --------      ----------       ---------     ---------
                                                               (In thousands)
U.S. Government agencies, excluding
mortgage-backed securities                     --           5.93%           5.30%            --
Mortgage-backed securities                     --           6.52%           5.95%         7.02%
Collateralized mortgage obligations                            --           5.83%         6.48%
                                               --
    Total weighted average yield               --           6.02%           5.58%         6.65%
                                              ===           =====           =====         =====

  -------------------
   (1)     None of First Federal's investment securities are tax exempt.

         Investment securities held to maturity at September 30, 1999 generally have contractual maturities of one year or less.


              [The remainder of this page intentionally left blank]

                  The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayments rates and normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of First Federal's CMOs and mortgage-backed securities at September 30, 1999.


                                      Principal payments expected during the fiscal
                                          year ending September 30,                                     At September 30, 1999
                       ------------------------------------------------------------------------   ----------------------------------
                                                                    (Dollar amounts in thousands)
                                                                                                                            Weighted
                                                                                                  Carrying        Fair       Average
                       2000        2001       2002          2003       2004         Thereafter      Value         Value       Yield
                       ----        ----       ----          ----       ----         ----------    ---------      ---------     -----
Collateralized
   mortgage
   obligations         $   266    $   251     $   204       $   304    $   518       $11,561    $13,268       $ 13,232        6.36%
Mortgage-backed
   securities            1,375      1,192       1,035           876      1,412         6,171     12,264         11,979        6.45%
Agencies                  --        2,305         500         1,343      5,000          --        9,114          8,915        5.93%

U.S. Treasuries           --         --           --            --         --          3,000      2,883          2,727        5.30%



LOANS



                  Total loans of $106,312,000 at September 30, 1999 reflected an increase of $1,772,000 (1.6%) compared to September 30, 1998. Total loans of $104,590,000 at September 30, 1998 reflected an increase of 45.0% from total loans of $71,966,000 at September 30, 1997. The increase from fiscal 1997 to fiscal 1998 was largely due to the loans acquired in connection with the purchase of Chilton County in October of 1997. The increase from fiscal 1998 to fiscal 1999 was due to the loans generated in the normal course of business. First Federal has experienced strong loan demand in its one-to-four family construction loan portfolio since First Federal's purchase of the construction loan portfolio of Chilton County, and the opening of a loan production office in 1994.

                  One-to-four family real estate mortgage loans increased $4,874,000 (10.2%) from September 30, 1996 to September 30, 1997. The increase from September 30, 1997 to September 30, 1998 was $20,384,000 (38.6%). There was a decrease from September 30, 1998 to September 30, 1999 of $7,576,000 (10.3%). First Federal aggressively pursues real estate mortgage loans within its own market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all fixed rate residential mortgage loans. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $23,424,000 , $11,743,000 and $4,629,000 for the years ended September 30, 1999, 1998, and 1997, respectively. Had First Federal not sold residential mortgage loans over the past several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by a lesser margin) than the percentage indicated above. The relatively stable interest rate market for much of 1999 and 1998 resulted in an increase in volume of loans sold during these periods. The following table presents the composition of the loan portfolio for each of the past five years:

                                                            Loan Portfolio Composition
                                                          (Dollar amounts in thousands)

                                                                 At September 30,
                          ---------------------------------------------------------------------------------------------------
                                 1999               1998                 1997                 1996                1995
                          ------------------    ----------------   ------------------    ----------------   -----------------
                                     Percent            Percent              Percent             Percent             Percent
                          Amount    of Total    Amount  of Total   Amount    of Total    Amount  of Total   Amount  of Total
Real estate mortgage
loans:
 One-to-four family       $65,637    61.74%  $ 73,239    70.02%   $52,855     73.74%    $47,981     76.89% $41,593     77.70%
Multi-family and
 commercial                 8,330     7.84%     1,837     1.76%       390      0.54%        485      0.78%     535      1.00%
Construction loans         26,222    24.66%    20,833    19.92%    22,880     31.92%     17,717     28.39%  13,495     25.21%
Savings account loans       1,267     1.19%     1,988     1.90%       826      1.15%        753      1.21%     873      1.63%
Installment loans           5,616     5.28%     7,593     7.26%     2,044      2.85%      2,129      3.41%   2,736      5.11%
Second mortgage loans       9,046     8.51%     6,216     5.94%        --        --          --        --       --        --
                         --------            --------             -------               -------            -------
Total loans              $116,118            $111,706             $78,995               $69,065            $59,232
                         ========            ========             =======               =======            =======
Less:
 Loans in process         $ (8712)  (8.19%)   $(6,102)  (5.83%)   $(6,778)   (9.46%)    $(6,195)   (9.93%) $(5,243)   (9.79%)

 Discounts and other,
    net                      (242)  (0.23%)      (282)  (0.27%)      (251)   (0.35%)       (217)   (0.35%)    (190)   (0.35%)
 Allowance for loan
    losses:                  (852)  (0.80%)      (732)  (0.70%)      (284)   (0.40%)       (251)   (0.40%)    (266)   (0.50%)
                         --------  -------    -------  -------    -------   -------    --------   -------  -------   -------
 Total loans, net        $106,312   100.00%  $104,590   100.00%   $71,682    100.00%   $ 62,402    100.00% $53,533    100.00%
                         ========  =======   ========  =======    =======   =======    ========   =======  =======   =======



         The following table shows the maturity of First Federal's loan portfolio at September 30, 1999, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 1999. The table below does not include an estimate of prepayments, the occurrence of which would significantly shortens the average life of all mortgage loans and causes First Federal's actual repayment to differ from that shown below.



                                                               Loan Maturities

                                     Due during the year
                                       ending Sept 30,
                                   ------------------------
                                                               Due after    Due after     Due After   Due After
                                   2000      2001      2002    3-5 years   5-10 years   10-15 years    15 years       Total
                                   ----      ----      ----    ---------   ----------   -----------    --------       -----

                                                                    (In thousands)
Real estate mortgage loans      $   437    $  779   $1,539      $ 3,979      $14,608      $21,195    $22,351    $ 64,888
Construction loans(1)            17,509         -        -            -            -            -          -      17,509
Business Loans                    1,066       172      382          622          840        1,555      3,683       8,320
All other loans                   4,230     1,955    2,795        4,791        1,540          284          -      15,595
                                -------    ------   ------      -------      -------      -------    -------    --------

     Total                      $23,242    $2,906   $4,716      $ 9,392      $16,988      $23,034    $26,034    $106,312
                                =======   =======   ======      =======      =======      =======    =======    ========

--------------------
(1) The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing which will pay off the construction loan.

         The following tables set forth, at September 30, 1999 and September 30, 1998, the dollar amount of loans due after September 30, 1999 and September 30, 1998, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

                                          September 30, 1999
                                 ------------------------------------------
                                 Fixed      Floating or
                                 Rate       Adjustable Rate          Total

                                            (In thousands)
Real estate mortgage loans ...   $ 32,633         $ 32,255         $ 64,888
Commercial Loans .............      6,440            1,880            8,320
Construction Loans ...........     17,509                0           17,509
Savings and installments
 loans .......................     15,595                0           15,595
                                 --------         --------         --------
   Total .....................   $ 72,177         $ 34,135         $106,312
                                 ========         ========         ========

                                                 September 30, 1998
                                      ---------------------------------------
                                      Fixed          Floating or
                                      Rate         Adjustable Rate   Total

                                                  (In thousands)

 Real estate mortgage loans ...       $ 57,595       $ 34,375        $ 91,970
 Commercial loans .............            348              0             348
 Savings and installments loans         12,272              0          12,272
                                      --------       --------        --------
     Total ....................       $ 70,215       $ 34,375        $104,590
                                      ========       ========        ========


        The following table sets forth First Federal's loan originations, sales and principal repayments for the periods indicated.


                                                                     Year ended September 30,
                                                             -----------------------------------------

                                                               1999          1998          1997

                                                                             (In thousands)
Loan Originations:
         Real estate mortgage and construction loans ..       $76,383       $61,629       $53,227
         All other loans ..............................         7,012         7,820         3,483
                                                              -------       -------       -------
                  Total ...............................       $83,395       $69,449       $56,710
                                                              =======       =======       =======
Portfolio Loan Purchases:
         Real estate mortgage loans ...................       $     0       $     0       $     0
                                                              =======       =======       =======
Portfolio Loan Sales Proceeds:
         Real estate mortgage loans ...................       $23,424       $11,743       $ 4,485
                                                              =======       =======       =======
Principal Repayments:
         Real estate mortgage and construction loans ..        49,190        43,040        35,751
         All other loans ..............................        10,429         6,825         3,470
                                                              -------       -------       -------
         Total ........................................       $59,619       $49,865       $39,221
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

         At September 30, 1999, September 30, 1998 and September 30, 1997, loans accounted for on a nonaccrual basis were approximately $1,214,000, $1,734,000, and $116,000, respectively, or 1.1%, 1.6%, and 0.16% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $.00, $394,000, and $591,000 at September 30, 1999, September 30, 1998 and September 30, 1997, respectively.

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

         First Federal began construction lending activities in March of 1994. As of September 30, 1999, First Federal has not experienced any significant losses on the construction loan portfolio. Since these lending activities are fairly new to First Federal, First Federal does not have the same historical data available for construction loans as for other loans. Due to the concentration of these loans, a default by certain construction loan borrowers, or other financial difficulty, could result in a significant addition to the allowance for loan losses.

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

         Management believes that the $852,000 allowance for loan losses at September 30, 1999, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal's loan portfolio. At September 30, 1999, $175,000 of the allowance for loan losses was reserved for possible losses on construction loans, $338,000 was reserved for possible losses on real estate mortgage loans, and the remaining $267,000 was reserved for all other loan classifications.

         The following table summarizes the levels of the allowance for loan losses at the end of the last five years:


                                                            Year Ended September 30,
                                         ------------------------------------------------------------
                                            1999          1998          1997         1996          1995
                                             ----          ----          ----         ----          ----
                                                       (Dollar amounts in thousands)
Balance at beginning of period               $732          $284          $251         $266          $231
Clanton Balance at Acquisition                 __           488            --           --            --
Charge-offs:
     Real estate                              216            16            --            3             1
     Installment                              290            82             4           14            14
                                           ------         -----         -----        -----         -----
        Total charge-offs                     506            98             4           17            15
                                             ----         -----         -----        -----         -----
Recoveries:
     Real estate mortgage                     ---             4            --           --            --
     Installment                               38             9             1            2            21
                                            -----        ------         -----        -----        ------
        Total recoveries                       38            13             1            2            21
                                            -----       -------         -----        -----         -----
Net loans (recovered) charged off             468            85             3         (15)           (6)
Provisions for loan losses                    588            45            36            -            29
                                              ---        ------        ------        -----         -----
Balance at end of period                     $852          $732          $284         $251          $266
                                             ====          ====          ====         ====          ====
Ratio of net charge-offs to total loans
   outstanding net of unearned income       0.44%         0.08%       (0.00%)      (0.02%)       (0.01%)
                                            =====         =====        ======      =======       =======
Ratio of allowance for loan losses
      to loans outstanding, net of
      unearned income                       0.80%         0.70%         0.39%       0.40%          0.49%
                                            =====         =====         =====       =====          =====

Total Loans Outstanding                  $106,312      $104,590       $71,967      $62,653       $53,799
                                         ========      ========       =======      =======       =======

         As indicated in the above table, First Federal substantially increased its loan loss allowance in fiscal 1998 from the levels of the preceding years. This increase was primarily due to the acquisition of Chilton County.


              [The remainder of this page intentionally left blank]

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

                                                                   At September 30,
                                  ----------------------------------------------------------------------------------------
                                         1999                             1998                             1997
                                  ------------------               ------------------               ----------------------
                                            Percent of                      Percent of                      Percent of
                                            loans in each                   loans in each                   loans in each
                                            category                        category                        category
                                Amount      to total loans       Amount     to total loans      Amount      to total loans

                                                        (Dollar amounts in thousands)
Real estate mortgage
and construction loans         $513             60.21%           $510            69.67%          $235            82.75%
All other loans                 339             39.79%            222            30.33%            49            17.25%
                                ---             ------            ---            ------            --            ------
Total allowance
for loan losses                $852            100.00%           $732           100.00%          $284           100.00%
                               ====            =======           ====           =======          ====           =======



         On October 1, 1994, First Federal adopted the Financial Accounting Standards Board's Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), as amended by FAS 118. FAS 114 addresses the accounting by creditors for impairment of certain loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under FAS 114, creditors are permitted to use existing methods for recognizing interest income on impaired loans. FAS 114 requires that an entity disclose its policy for recognizing interest income on impaired loans, including how cash receipts are recorded. The effect of the adoption of FAS 114 was immaterial. At September 30, 1999 and 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118 was approximately $75,000 and $221,000, respectively. The average recorded investment in impaired loans amounted to approximately $79,000 and $227,000 for the years ended September 30, 1999, and 1998, respectively. The allowance for loan losses related to impaired loans was approximately $75,000 and $221,000 for fiscal years 1999 and 1998, respectively. Interest income on impaired loans of approximately $1,200 and $1,000 was booked in 1999 and 1998, respectively. No loans were considered impaired at September 30, 1997.

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

         Nonperforming assets were $1,782,000, $2,128,000, and $707,000 at
September 30, 1999, September 30, 1998, and September 30, 1997, respectively. The increases in the levels of non-performing assets from 1997 to 1998 was due to the acquisition of Chilton County. As a percentage of total loans, nonperforming assets continue to be at levels which management considers to be acceptable and commensurate with First Federal's conservative lending policies.

         An analysis of the components of nonperforming assets at September 30, 1999, September 30, 1998 and September 30, 1997 is presented in the following table:

                                                          At September 30,
                                                ------------------------------------
                                                  1999          1998          1997
                                                --------      --------     ---------

                                                    (Dollar amounts in thousands)
Loans accounted for on a non-accrual basis:
   Real estate mortgage loans .............     $  1,089      $    756      $     80
   All other loans ........................          125           978            36
                                                --------      --------      --------
      Total ...............................     $  1,214      $  1,734      $    116
                                                --------      --------      --------

Accruing loans which are past due 90 days
   or more:
   Real estate mortgage loans .............           --      $    394      $    577
   All other loans ........................           --            --            14
                                                --------      --------      --------
       Total ..............................           --      $    394      $    591
                                                --------      --------      --------
Total of non-accrual and 90 days past
   due loans ..............................     $  1,214      $  2,128      $    707
Foreclosed real estate (net of related
   loss provisions) .......................     $    568            --            --
                                                --------      --------      --------
Total non-performing assets ...............     $  1,782      $  2,128      $    707
                                                ========      ========      ========
Nonaccrual and 90 days past due loans
   as a percent of total loans ............     $   1.14%         2.03%         0.98%
                                                ========      ========      ========
Nonperforming assets as a percent of total
   loans ..................................        1.68%         2.03%         0.98%
                                                ========      ========      ========
Total Loans Outstanding ...................     $106,312      $104,590      $ 71,967
                                                ========      ========      ========

         Management regularly reviews and monitors the loan portfolio in a effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

         DEPOSITS

         Total deposits decreased in fiscal 1999 by $9,162,000 (7.4%) to $114,722,000. In fiscal 1998, total deposits increased 104.6% from $60,552,000 to $123,883,000. Non-interest-bearing demand deposits were $3,838,000, $3,436,000, and $1,256,000, while total interest-bearing deposits were $110,884,000, $120,447,000, and $59,292,000 at September 30, 1999, September 30,
1998, and September 30, 1997, respectively.

         First Federal's deposit mix at September 30, 1999 decreased compared to year-end 1998. NOW accounts increased $775,000 (6.8%), while money market demand accounts increased $253,000 (78.0%). Certificates of deposits other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates ("Jumbos"), decreased $10,250,000 (11.3%). Non-interest-bearing demand deposits increased $402,000 (11.7%). During 1999, certificates of deposit, excluding Jumbos, comprised approximately 70.1% of total deposits while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 22.8% of First Federal's total deposits. Jumbos comprised 3.6% of total deposits at September 30, 1999.

         The composition of total deposits for the last three fiscal years is presented in the following table:


                                                                     September 30,
                                  ----------------------------------------------------------------------------------------
                                                   1999                    1998                      1997

                                                             (Dollar amounts in thousands)

                                                    Percent                      Percent                        Percent
                                                    change                       change                         change
                                                    from prior                   from prior                     from prior
                                         Amount     year-end          Amount     year-end           Amount      year-end

  Non-Interest bearing
     Demand deposits                    $  3,838      11.70%          $  3,436     173.57%          $ 1,256       15.73%
  Interest bearing deposits:
     NOW accounts                         12,129       6.83%            11,354     100.00%            5,675      (15.80)%
     Money market demand                     577      (78.0)%              324     (19.40)%             401      (13.39)%
     Passbook savings                     13,420      (9.13)%           14,769      57.45%            9,380       (4.80)%
     Certificates of deposit
       other than Jumbos                  80,448     (11.30)%           90,698     115.60%           42,066       (5.24)%

     Jumbos                                4,309      30.50%             3,302      86.55%            1,770       14.34%
                                          ------                         -----      -----            -----
     Total interest bearing
       deposits                          110,884      (7.94)%          120,447     103.13%           59,292       (5.81)%
                                         -------                       -------                       ------
     Total deposits                     $114,722      (7.39)%         $123,883     104.59%          $60,548       (5.53)%
                                        ========                      ========                      =======




              [The remainder of this page intentionally left blank]

         The following tables set forth the distribution of First Federal's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented based on average balances:


                                                 At September 30, 1999
                                                                                                             Percentage of
Interest                                                                                                        Total
  Rate           Term                          Category                        Minimum       Balance          Balances
                                       (In thousands except minimum balance)
0.00%            None            Non-interest bearing demand                     $  50        $3,838           3.35%
1.50%            None            NOW accounts                                      250         12344          10.76%
1.50%            None            Non-profit                                        100           103           0.09%
1.50%            None            Money market checking                              50           260           0.23%
1.93%            None            Statement savings                                  50         13420          11.70%
4.25%            3 months        Fixed-term fixed rate certificate                 250           529           0.46%
4.75%            6 months        Fixed-term fixed rate certificate                 250         13227          11.53%
4.75%            12 months       Fixed-term fixed rate certificate                 250         18779          16.37%
5.00%            18 months       Fixed-term fixed rate certificate                 250          4941           4.31%
5.10%            IRA             Fixed-term fixed rate certificate                 250         18826          16.41%
5.00%            30 months       Fixed-term fixed rate certificate                 250         20821          18.15%
5.00%            1 month         Fixed-term fixed rate certificate                1000             5           0.00%
5.00%            4 year          Fixed-term fixed rate certificate                1500          1321           1.15%
5.25%            5 year          Fixed-term fixed rate certificate                1500          1999           1.74%
5.27%            Jumbo           Fixed-term fixed rate certificate              100000          4309           3.76%
                                                                                                ----           -----
                                                                                            $114,722         100.00%
                                                                                            ========         ======

                                                At September 30, 1998
                                                                                                              Percentage of
Interest                                                                                                          Total
 Rate           Term                          Category                       Minimum        Balance             Balances
0.00%            None            Non-interest bearing demand                    $  50         $3,436               2.77%
2.55%            None            NOW accounts                                     250          11286               9.11%
2.13%            None            Non-profit                                       100             68                .05%
2.13%            None            Money market checking                           2500            324               0.26%
2.58%            None            Passbook savings                                  50          12958              10.46%
2.55%            None            Statement savings                                100           1811               1.46%
4.75%            3 months        Fixed-term fixed rate certificate               2500            591               0.48%
5.38%            6 months        Fixed-term fixed rate certificate               2500          13207              10.66%
5.58%            12months        Fixed-term fixed rate certificate                500          18950              15.30%
5.73%            18 months       Fixed-term fixed rate certificate                500           5050               4.08%
5.68%            IRA             Fixed-term fixed rate certificate                250          19198              15.50%
5.96%            30 months       Fixed-term fixed rate certificate                500          28382              22.91%
5.87%            1 month         Fixed-term fixed rate certificate             100000           3302               2.67%
6.59%            4 year          Fixed-term fixed rate certificate               1500           3464               2.80%
6.65%            5 year          Fixed-term fixed rate certificate               1500           1856               1.50%
6.25%            IRA             Fixed-term fixed rate certificate                250             --                  --
                                                                                            $123,883             100.00%
                                                                                            ========             ======






              [The remainder of this page intentionally left blank]

         Information about the average balances of interest-bearing demand deposits and time deposits for the periods indicated based upon average balances is provided below:


                                                  Year ended September 30,
                             --------------------------------------------------------------------------
                                     1999                     1998                        1997
                                                (Dollar amounts in thousands)

                             Interest                   Interest                  Interest
                              bearing                    bearing                   bearing
                               demand         Time        demand        Time       demand         Time
                             deposits     deposits      deposits    deposits      deposits     deposits

Average balance               $23,361      $89,172       $25,157     $91,536       $16,574      $45,126
Average rate                    1.81%        5.23%         2.46%       5.24%         2.74%        5.24%


         The following table presents changes in deposits for the periods indicated:

                                                                 For the year ended September 30,
                                                    ---------------------------------------------------------
                                                       1999          1998            1997            1996
                                                                      (Dollar amounts in thousands)
Opening balance ...............................     $ 123,884       $  60,552       $  64,095       $  62,832
Deposits acquired in Chilton County Acquisition            --          64,608              --              --
Net deposits (withdrawals) ....................       (13,168)         (4,331)         (5,364)           (626)
Interest credited on deposits .................         4,006           3,055           1,821           1,889
                                                    ---------       ---------       ---------       ---------
Ending balance ................................     $ 114,722       $ 123,884       $  60,552       $  64,095
                                                    =========       =========       =========       =========
Increase (decrease) in deposits ...............     $  (9,162)      $  63,332       $  (3,543)      $   1,263
                                                    =========       =========       =========       =========
Percentage increase (decrease) ................       (7.40)%         104.59%          (5.53)%          2.01%
                                                    =========       =========       =========       =========



         The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:


                        Year ended September 30,
                      ---------------------------
                      1999       1998        1997
                              (In thousands)
Interest Rate
2.00-2.99% ..     $    --     $    --     $   106
3.00.-3.99% .         399          --         276
4.00-4.99% ..      35,608         591         450
5.00.-5.99% .      33,660      64,168      37,276
6.00-6.99% ..      13,964      26,693       4,927
7.00.-7.99% .       1,126       2,548       1,079
      Total .     $84,757     $94,000     $43,838
                  =======     =======     =======

      There were no certificates of deposit bearing an interest rate less than 3% at September 30, 1999. At September 30, 1999, First Federal had outstanding approximately $84.8 million in certificate accounts that mature as follows:


                                                                        Amount due
                                         ------------------------------------------------------------------------------------
                                                       One          Two         Three          Four
                                         Less than     to two       to three    to four       to five
                                         one year      years        years       years         years      Thereafter    Total
                                                                       (In thousands)

Interest Rate
2.00-2.99% ..........................     $     0     $     0     $     0     $     0     $     0         $     0     $     0
3.00-3.99% ..........................           0         399           0           0           0               0         399
4.00-4.99% ..........................      29,397       4,776       1,381          54           0               0      35,608
5.00.-5.99% .........................      23,414       8,495       1,068         418         265               0      33,660
6.00-6.99% ..........................      11,823       1,593         426         122           0               0      13,964
7.00.-7.99% .........................       1,126           0           0           0           0               0       1,126
                                          -------     -------     -------     -------     -------         -------     -------
     Total ..........................     $65,760     $15,263     $ 2,875     $   594     $   265         $     0     $84,757
                                          =======     =======     =======     =======     =======         =======     =======


         Certificates of deposit of $100,000 or more, other than Jumbos, mature as follows as of Sept ember 30, 1999:


                                                                      Amount due
                            -------------------------------------------------------------------------------------------------
                                              One           Two              Three          Four
                             Less than        to two        to three         to four       to five
                             one year         years         years            years         years      Thereafter       Total

                                                                   (In thousands)
Interest Rate
2.00-2.99% ...............   $      0      $      0        $     0           $   0         $   0        $    0        $     0
3.00-3.99% ...............          0             0              0               0             0             0              0
4.00-4.99% ...............     28,531         4,676          1,281              54             0             0         34,542
5.00.-5.99% ..............     21,796         8,495          1,068             418           265             0         32,042
6.00-6.99% ...............     10,697         1,493            426             122             0             0         12,738
7.00.-7.99% ..............      1,126             0              0               0             0             0          1,126
                             --------      --------        -------           -----         -----        ------        -------
     Total                   $ 62,150      $ 14,664        $ 2,775           $ 594         $ 265        $    0        $80,448
                             ========      ========        =======           =====         =====        ======        =======

              [The remainder of this page intentionally left blank]

         Jumbos mature as follows as of September 30, 1999:


                                                                   Amount due
                          -------------------------------------------------------------------------------------------------
                                               One            Two           Three          Four
                             Less than        to two       to three         to four       to five
                              one year        years          years           years         years    Thereafter       Total
                                                                 (In thousands)
Interest Rate
2.00-2.99% ..............  $        0    $        0    $         0     $         0    $        0    $        0    $      0
3.00-3.99% ..............           0           399              0               0             0             0         399
4.00-4.99% ..............         866           100            100               0             0             0       1,066
5.00.-5.99% .............       1,618             0              0               0             0             0       1,618
6.00-6.99% ..............       1,126           100              0               0             0             0       1,226
7.00.-7.99% .............           0             0              0               0             0             0           0
                              -------      --------       --------        --------      --------       -------     -------
     Total                 $    3,610    $      599    $       100     $         0    $        0    $        0    $  4,309
                           ==========    ==========    ===========     ===========    ==========    ==========    ========


              [The remainder of this page intentionally left blank]

         The following table presents the maturities of certificates of deposit as of September 30, 1999, September 30, 1998 and September 30, 1997:


                                                           Maturities of Time Deposits
                                                                    September 30,
                                                  ------------------------------------------
                                                       1999             1998            1997
                                                              (In thousands)
Three months or less .......................       $ 17,476         $  2,433         $ 9,189
After three within six months ..............         23,768           12,417          10,799
After six within twelve months .............         24,517           51,730          15,138
One year to two years ......................         15,262           22,731           5,385
Two years to three years ...................          2,875            4,070           2,991
Three years to four years ..................            594              352             314
Four years to five years ...................            265              267              22
                                                        ---              ---              --
    Total                                          $ 84,757         $ 94,000         $48,838
                                                   ========           ======          ======
Weighted average rate on all certificates
  of deposit at period-end                           5.23%            5.73%           5.58%
                                                     =====            =====           =====

SHORT-TERM BORROWINGS

         First Federal has a line of credit of up to $4,000,000 which bears interest at the prime lending rate. The line of credit requires monthly interest payments and a payment of the outstanding balance on an annual basis, in October of each year. However, the line of credit can be automatically-renewed for an additional one year period. In October, 1999, the line of credit was renewed for another year period. The prime lending rate was 8.25% at September 30, 1999 and the outstanding balance on the line of credit was $5,000.

         Borrowings also include borrowings from the FHLB of Atlanta (See "-- Liquidity"). The balances outstanding at September 30, 1999, and September 30, 1998 were $27,944,000 and $16,044,000, respectively. These balances included advances with both fixed and variable interest rates, which averaged 5.27% and 5.86% at September 30, 1999 and September 30, 1998, respectively.

CAPITAL RESOURCES

         STOCKHOLDERS' EQUITY

         SouthFirst's consolidated stockholders' equity was $14,352,000 and $15,671,000 at September 30, 1999 and September 30, 1998, respectively. The 1999 decrease was primarily due to unrealized losses on investment securities available for sale.

         During 1999, cash dividends of $571,846, or $0.60 per share, were declared on SouthFirst Common Stock. During 1998, cash dividends of $543,746, or $0.575 per share were declared. During 1997, cash dividends of $414,188, or $0.50 per share were declared. Management believes that a strong capital position is vital to the continued profitability of First Federal and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution.

         Certain financial ratios for SouthFirst as of the end of the most recent three fiscal years and presented in the following table:

                                                              Equity and Asset Ratios
                                                                   September 30,
                                                                   -------------
                                                    1999                  1998               1997
                                                    ----                ------               ----
Return on average assets .................               0.83%            0.40%             0.52%
Return on average stockholder's equity ...               8.48%            3.96%             3.75%
Common dividend payout ratio .............              43.99%           85.65%            74.76%
Average stockholders' equity to average
     assets ratio ........................               9.84%           10.17%            13.98%

Net Income ...............................           $1,299,999        $634,874         $495,499
Average Assets ...........................         $155,819,636    $157,439,900      $94,463,221
Average Equity ...........................          $15,331,948     $16,016,540      $13,208,290
Cash Dividends Paid ......................             $571,846        $543,745         $370,448




         FIRREA and the implementing regulations of the OTS, which became effective on December 7, 1989, changed the capital requirements applicable to thrifts, including First Federal, and the consequences for failing to comply with such standards. The capital standards include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. FIRREA specifies such capital requirements and states that such standards shall be no less stringent than the capital standards applicable to national banks. The OTS has issued guidelines identifying minimum regulatory tangible capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. As shown in the table below, First Federal was in compliance with these regulatory capital requirements at September 30, 1998 and September 30, 1999.


                                               At September 30, 1999                            At September 30, 1998
                                         -----------------------------------            ---------------------------------------
                                       Tangible          Core         Risk-based       Tangible           Core           Risk-based
                                       Capital         Capital        Capital          Capital          Capital          Capital
Capital .........................   $13,707,000    $13,707,000     $13,707,000      $13,878,000      $13,878,000      $13,878,000
Adjustments
   General valuation allowance ..            --             --         886,000               --               --           747,000
   Goodwill .....................      (586,000)      (586,000)       (586,000)        (356,000)        (356,000)         (356,000)
   Unrealized Gains
     and Losses .................       419,000        419,000         419,000       (1,453,000)      (1,453,000)       (1,453,000)
Regulatory capital ..............    13,540,000     13,540,000      14,426,000       12,069,000       12,069,000        12,816,000


Regulatory asset base ...........   161,901,000    161,901,000      79,046,000      156,440,000      156,440,000        75,044,000
Capital ratio ...................          8.37%          8.37%          17.34%            7.71%            7.71%            17.08%
Minimum required ratio ..........          1.50%          4.00%           8.00%            1.50%            4.00%             8.00%
Capital ratio required for
   "well-capitalized"
   designation ..................           --            5.00%          10.00%              --             5.00%            10.00%

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

         Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 75% of its mortgage loans which are backed by one-to-four family residential properties. At September 30, 1999, First Federal had credit available, net of advances drawn down, of approximately $12 million. First Federal has drawn down such advances in the amount of approximately $27.9 million at September 30, 1999, in order to fund dividend payments to stockholders and to pay various holding company expenses.

         On a consolidated basis, net cash provided by operating activities in fiscal 1999 was $744,626, a $363,000 decrease from 1998. The $7,787,000 in net cash used by investing activities during 1999 consisted primarily of a $12,912,000 decrease in proceeds from calls and maturities of investment securities held to maturity. Net cash used for investment securities available for sale increased to $31,453,000 from $18,813,000 in 1998. The $2,798,000 in net cash provided by financing activities resulted from a decrease of $5,810,000 in certificates of deposits, coupled with a net increase of $17,119,000 in borrowed funds, payment of $513,300 in Common Stock dividends, and acquisition of treasury stock in the amount of $263,000.

         First Federal's liquidity ratio at September 30, 1999 was 10.12% and at September 30, 1998 was 8.32%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's expectations to the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid no dividends to SouthFirst during 1997 or 1996. In 1998, First Federal paid $2,893,000 to SouthFirst in order to purchase Treasury Stock and partially repay a revolving line of credit with Regions Bank.

         SouthFirst also requires cash for various purposes including servicing debt, paying dividends to stockholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from First Federal. First Federal's capital levels meet the requirements for a "well capitalized" institution and enable First Federal to pay dividends to SouthFirst. In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings.

         SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of Common Stock in 1994. Substantially all of those funds have been used to pay dividends, (including a special $2.00 per share dividend in 1996), acquire treasury stock, invest in affiliates and pay general corporate expenses. Accordingly, SouthFirst will likely rely on dividends from First Federal to repay borrowings under its line of credit, which has been used, in part, to pay dividends to Stockholders.

              ITEM 7.               FINANCIAL STATEMENTS

         The following financial statements are filed with this report:

         Independent Auditors' Report
                  1.       Jones & Kirkpatrick, P.C.
                  2.       KPMG LLP
         Consolidated Statements of Financial Condition as of September 30, 1999
                  and 1998
         Consolidated Statements of Operations for the years ended September 30,
                  1999, 1998 and 1997.
         Consolidated Statements of Stockholders' Equity for the years ended
                  September 30, 1999, 1998 and 1997.
         Consolidated Statements of Cash Flows for the years ended September 30,
                  1999, 1998 and 1997.
         Notes to Consolidated Financial Statements

                           SOUTHFIRST BANCSHARES, INC.

                               SYLACAUGA, ALABAMA

                           SEPTEMBER 30, 1999 AND 1998

                           SOUTHFIRST BANCSHARES, INC.

                               SYLACAUGA, ALABAMA

                           SEPTEMBER 30, 1999 AND 1998


                                TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS:

     Consolidated Statements of Financial Condition                           2

     Consolidated Statements of Operations                                  3-4

     Consolidated Statements of Stockholders' Equity                        5-6

     Consolidated Statements of Cash Flows                                  7-9

     Notes to Consolidated Financial Statements                           10-38

                          INDEPENDENT AUDITORS' REPORT


November 4, 1999





Board of Directors
SouthFirst Bancshares, Inc.


We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. and subsidiaries (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SouthFirst Bancshares, Inc. for the year ended September 30, 1997 were audited by other auditors whose report dated November 21, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the 1999 and 1998 consolidated financial statements referred to above, present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





Certified Public Accountants                      /s/ Jones & Kirkpatrick P.C.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SouthFirst Bancshares, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of SouthFirst Bancshares, Inc. and Subsidiary (the Company) for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of SouthFirst Bancshares, Inc. and Subsidiary for the year ended September 30, 1997, in conformity with generally accepted accounting principles.



Birmingham, Alabama                                                /s/ KPMG LLP
November 21, 1997

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                           September 30, 1999 and 1998
--------------------------------------------------------------------------------


                                            ASSETS
                                                                         1 9 9 9                    1 9 9 8
                                                                         -------                    -------

Cash and cash equivalents                                               $  4,969,578              $  9,213,906
Interest-bearing deposits in banks                                           993,708                   381,516
Investment securities held to maturity, at cost                               28,783                   589,590
Investment securities available for sale, at fair value                   39,312,785                36,823,772
Loans receivable, net of allowance for loan losses of
     $851,915 in 1999 and $732,021 in 1998                               106,312,481               104,590,192
Loans held for sale at cost (which approximates fair value)                  710,134                    92,750
Foreclosed assets, net                                                       568,358                         -
Premises and equipment, net                                                5,178,234                 3,903,308
Accrued interest receivable                                                1,018,029                 1,044,978
Investments in affiliates                                                     16,464                   144,617
Other assets                                                               1,397,811                 1,733,463
                                                                          ----------               -----------

          Total Assets                                                  $160,506,365              $158,518,092
                                                                        ============              ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       1 9 9 9            1 9 9 8
                                                                                       -------            -------
Liabilities:
     Deposits:
        Non-interest bearing                                                       $   3,838,290       $  3,435,519
        Interest bearing                                                             110,883,586        120,448,157
                                                                                   -------------      -------------
          Total deposits                                                             114,721,876        123,883,676
     Advances by borrowers for property taxes and insurance                              441,180            327,126
     Accrued interest payable                                                          1,134,016          1,071,183
     Borrowed funds                                                                   28,804,068         16,169,068
     Accrued expenses and other liabilities                                            1,053,036          1,396,424
                                                                                   -------------      -------------
          Total liabilities                                                          146,154,176        142,847,477
                                                                                   -------------      -------------

Stockholders' equity:
     Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares issued and 904,822 shares outstanding in 1999
         999,643 shares issued and 914,432 shares outstanding in 1998;                     9,996              9,996
     Additional paid-in capital                                                        9,851,981          9,810,963
     Treasury stock, at cost (71,076 shares in 1999; 54,410 shares in 1998)           (1,129,738)          (867,087)
     Deferred compensation on common stock employee benefit plans                       (623,224)          (778,508)
     Retained earnings, substantially restricted .                                     6,740,051          5,953,346
     Accumulated other comprehensive income (loss)                                      (496,877)         1,541,905
                                                                                   -------------      -------------
           Total stockholders' equity                                                 14,352,189         15,670,615
                                                                                   -------------      -------------

     Commitments and contingencies (Note 14)                                                  --                 --
                                                                                   -------------        -----------

     Total Liabilities and Stockholders' equity                                    $ 160,506,365      $ 158,518,092
                                                                                   =============      =============

See accompanying notes to consolidated financial statements

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                                                                 1 9 9 9          1 9 9 8           1 9 9 7
                                                                                 -------          -------           -------

Interest and dividend income:
     Interest and fees on loans                                                $  8,460,854      $ 8,272,834      $ 5,761,018
     Interest and dividend income on investment securities                        2,023,243        2,825,283        1,332,378
                                                                               ------------      -----------      -----------

           Total interest and dividend income                                    10,484,097       11,098,117        7,093,396
                                                                               ------------      -----------      -----------

Interest expense:
     Interest on deposits                                                         5,389,544        5,416,128        2,819,560
     Interest on borrowed funds                                                     977,279        1,148,782          981,737
                                                                               ------------      -----------      -----------
          Total interest expense                                                  6,366,823        6,564,910        3,801,297
                                                                               ------------      -----------      -----------

          Net interest income                                                     4,117,274        4,533,207        3,292,099

Provision for loan losses                                                           587,690           44,744           36,465
                                                                               ------------      -----------      -----------

     Net interest income after provision for loan losses                          3,529,584        4,488,463        3,255,634
                                                                               ------------      -----------      -----------

Other income:
     Service charges and other fees                                                 831,774          711,603          577,344
     Employee benefit trust and consulting fees                                   1,010,000          758,835          386,090
     Gain on sale of loans                                                          442,287          238,907          144,621
     Gain on sales and calls of investment
        securities available-for-sale                                             2,402,639          123,736           15,705
     Gain (loss) on sale of premises and equipment                                    5,622            2,565               --
     Equity in net loss of affiliates                                             (128,153)         (26,279)         (61,977)
     Other                                                                          183,326          180,581           39,305
                                                                               ------------      -----------      -----------
         Total other income                                                       4,747,495        1,989,948        1,101,088
                                                                               ------------      -----------      -----------


See accompanying notes to consolidated financial statements.

                               (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Continued)
                  Years Ended September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                                                                1 9 9 9                 1 9 9 8             1 9 9 7
                                                                                -------                 -------             -------

Other expenses:
     Compensation and benefits                                               $3,597,946               $3,373,157         $ 2,094,824
     Net occupancy expense                                                      330,871                  282,015             204,682
     Furniture and fixtures                                                     441,788                  331,505             226,515
     Data processing                                                            336,284                  293,820             176,780
     Office supplies and expenses                                               392,529                  359,713             196,700
     Deposit insurance premiums                                                 116,240                  119,330              59,617
     Other                                                                      945,216                  695,368             599,040
                                                                             ----------               ----------          ----------
        Total other expenses                                                  6,160,874                5,454,908           3,558,158
                                                                             ----------               ----------          ----------
Income before income taxes                                                    2,116,205                1,023,503             798,564
Income tax expense                                                              816,206                  388,629             303,065
                                                                             ----------               ----------          ----------
     Net income                                                              $1,299,999               $  634,874           $ 495,499
                                                                            ===========               ==========          ==========
Earnings pre share:
     Basic                                                                       $ 1.44                $    0.68              $ 0.62
     Diluted                                                                     $ 1.44                $    0.67              $ 0.62
Weighted average shares outstanding:
     Basic                                                                      903,460                  931,195             795,479
     Diluted                                                                    903,460                  950,833             797,722


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years Ended September 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                            Deferred
                                                                                                          Compensation
                                                                                        Retained           on Common
                                                                       Additional       Earnings-            Stock
                                                      Common            Paid-in       Substantially         Employee
                                                      Stock             Capital         Restricted        Benefit Plans
                                                      -----             -------         ----------        -------------
Balance - September 30, 1996                       $      8,632      $  7,704,856      $  5,690,301       $   (744,710)


Comprehensive Income:
     Net income                                            --                --             495,499               --
     Change in net unrealized gain (loss) on
        available-for-sale securities, net of
        reclassification adjustment and tax
        effects                                            --                --                --                 --


          Total comprehensive income


Release of unallocated ESOP shares                         --              34,129              --               77,391
Acquisition of ESOP shares                                 --                --                --              (16,806)
Vesting of shares on Management
     Recognition Plans                                     --              26,354              --               59,760
Issuance of deferred compensation shares                   --              27,409              --             (298,532)
Vesting of deferred compensation shares                    --                --                --                8,293
Acquisition of Treasury stock                              --                --                --                 --
Sale of Treasury shares                                    --                --                --                 --
Cash dividends declared ($ .50/share)                      --                --            (370,448)              --
                                                   ------------      ------------      ------------       ------------

Balance - September 30, 1997                              8,632         7,792,748         5,815,352           (914,604)


Comprehensive Income:
     Net income                                            --                --             634,874               --
     Change in net unrealized gain (loss) on
        available-for-sale securities, net of
        reclassification adjustment and tax
        effects                                            --                --                --                 --


          Total comprehensive income

Release of unallocated ESOP shares                         --              37,600              --               40,000
Vesting of shares on Management
     Recognition Plans                                     --              39,740              --               76,194
Vesting of deferred compensation shares                    --                --                --               19,902
Acquisition of Treasury stock                              --                --                --                 --
Issuance of common stock                                  1,364         1,940,875              --                 --
Cash dividends declared ($ .575/share)                     --                --            (496,880)              --
                                                   ------------      ------------      ------------       ------------

Balance - September 30, 1998                              9,996         9,810,963         5,953,346           (778,508)


                                                                       Accumulated
                                                                          Other
                                                                         Compre-
                                                                         hensive
                                                       Treasury           Income
                                                         Stock            (Loss)            Total
                                                         -----            ------
Balance - September 30, 1996                        $   (500,802)      $    729,537      $ 12,887,814
                                                                                         ------------

Comprehensive Income:
     Net income                                             --                 --             495,499
     Change in net unrealized gain (loss) on
        available-for-sale securities, net of
        reclassification adjustment and tax
        effects                                             --              390,061           390,061
                                                                                         ------------

          Total comprehensive income                                                          885,560
                                                                                         ============

Release of unallocated ESOP shares                          --                 --             111,520
Acquisition of ESOP shares                                  --                 --             (16,806)
Vesting of shares on Management
     Recognition Plans                                      --                 --              86,114
Issuance of deferred compensation shares                 271,123               --                --
Vesting of deferred compensation shares                     --                 --               8,293
Acquisition of Treasury stock                            (34,606)              --             (34,606)
Sale of Treasury shares                                   65,893               --              65,893
Cash dividends declared ($ .50/share)                       --                 --            (370,448)
                                                    ------------       ------------      ------------

Balance - September 30, 1997                            (198,392)         1,119,598        13,623,334
                                                                                         ============

Comprehensive Income:
     Net income                                             --                 --             634,874
     Change in net unrealized gain (loss) on
        available-for-sale securities, net of
        reclassification adjustment and tax
        effects                                             --              422,307           422,307
                                                                                         ------------

          Total comprehensive income                                                        1,057,181
                                                                                         ============
Release of unallocated ESOP shares                          --                 --              77,600
Vesting of shares on Management
     Recognition Plans                                      --                 --             115,934
Vesting of deferred compensation shares                     --                 --              19,902
Acquisition of Treasury stock                           (668,695)              --            (668,695)
Issuance of common stock                                    --                 --           1,942,239
Cash dividends declared ($ .575/share)                      --                 --            (496,880)
                                                    ------------       ------------      ------------

Balance - September 30, 1998                            (867,087)         1,541,905        15,670,615
                                                                                         ============

                                   (Continued)

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Continued)
                  Years Ended September 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                            Deferred
                                                                                                          Compensation
                                                                                         Retained           on Common
                                                                       Additional        Earnings-            Stock
                                                      Common            Paid-in        Substantially        Employee
                                                      Stock             Capital         Restricted        Benefit Plans
                                                      -----             -------         ----------        -------------
Comprehensive Income:
     Net income                                    $       --         $       --        $  1,299,999       $       --
     Change in net unrealized gain (loss) on
        available-for-sale securities, net of
        reclassification adjustments and tax
        effect                                             --                 --                --                 --


          Total comprehensive income (loss)

Release of unallocated ESOP shares                         --               35,336              --               70,560
Acquisition of ESOP shares                                 --                 --                --              (13,068)
Vesting of shares on Management
     Recognition Plans                                     --                5,682              --               77,890
Vesting of deferred compensation shares                    --                 --                --               19,902
Acquisition of Treasury stock                              --                 --                --                 --
Cash dividends declared ($ .60/share)                      --                 --            (513,294)              --
                                                   ------------       ------------      ------------       ------------

Balance - September 30, 1999                       $      9,996       $  9,851,981      $  6,740,051       $   (623,224)
                                                   ============       ============      ============       ============


                                                                       Accumulated
                                                                          Other
                                                                         Compre-
                                                                         hensive
                                                     Treasury            Income
                                                       Stock             (Loss)             Total
                                                       -----             ------             -----
Comprehensive Income:
     Net income                                    $       --         $       --         $  1,299,999
     Change in net unrealized gain (loss) on
        available-for-sale securities, net of
        reclassification adjustments and tax
        effect                                             --           (2,038,782)        (2,038,782)
                                                                                         ------------

          Total comprehensive income (loss)                                                  (738,783)
                                                                                         ------------

Release of unallocated ESOP shares                         --                 --              105,896
Acquisition of ESOP shares                                 --                 --              (13,068)
Vesting of shares on Management
     Recognition Plans                                     --                 --               83,572
Vesting of deferred compensation shares                    --                 --               19,902
Acquisition of Treasury stock                          (262,651)              --             (262,651)
Cash dividends declared ($ .60/share)                      --                 --             (513,294)
                                                   ------------       ------------       ------------

Balance - September 30, 1999                       $ (1,129,738)      $   (496,877)      $ 14,352,189
                                                   ============       ============       ============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                           1 9 9 9            1 9 9 8            1 9 9 7
                                                                           -------            -------            -------
OPERATING ACTIVITIES

Net income                                                              $  1,299,999       $    634,874       $    495,499

Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for loan losses                                               587,690             44,744             36,465
     Depreciation and amortization                                           398,407            345,844            170,896
     Equity in loss of unconsolidated affiliates                             128,153             26,279             61,977
     Proceeds from sales of loans                                         23,423,676         11,743,414          4,629,621
     Loans originated for sale                                           (23,598,773)       (11,263,507)        (4,687,650)
     Gain on sale of loans                                                  (442,287)          (238,907)          (144,621)
     (Gain) loss on sale of premises and equipment                            (5,622)            (2,565)              --
     (Gain) loss on sale of foreclosed assets                                  4,041               --                 --
     Compensation expense on ESOP and MRPs                                   209,370            213,436            205,927
     Gain on sale of investment securities available-for-sale             (2,402,639)          (123,736)           (15,705)
     Net amortization of premium on investment securities                   (134,240)           (73,995)             1,683
     (Increase) decrease in accrued interest receivable                       26,949             26,377             24,106
     (Increase) decrease in other assets                                     280,880            794,629         (1,358,108)
     Increase (decrease) in accrued interest payable                          62,833            (41,500)            16,826
     Increase (decrease) in accrued expenses and other liabilities           906,189           (977,764)           388,866
                                                                        ------------       ------------       ------------

        Net cash provided (used) by operating activities                     744,626          1,107,623           (174,218)
                                                                        ------------       ------------       ------------

INVESTING ACTIVITIES

Net cash paid for acquisition                                                   --             (536,430)              --
Investment in affiliated companies                                              --              (75,000)           (70,000)
Net change in interest-bearing deposits in banks                            (612,192)           381,516               --
Proceeds from calls and maturities of investment
     securities held-to-maturity                                             561,889         13,473,975            153,853
Proceeds from calls and maturities of investment
     securities available-for-sale                                         7,243,091            100,281          8,706,873
Proceeds from sales of investment securities
     available-for-sale                                                   20,968,808         20,206,296            541,176
Purchase of investment securities held-to-maturity                              --                 --             (162,448)
Purchase of investment securities available-for-sale                     (31,453,474)       (18,813,395)        (3,500,000)
Net increase in loans                                                     (2,918,378)          (936,336)        (9,316,679)
Proceeds from sale of premises and equipment                                  18,000             11,106               --
Purchase of premises and equipment                                        (1,630,939)          (864,793)          (148,700)
Proceeds from sale of foreclosed real estate                                  36,000               --                 --
                                                                        ------------       ------------       ------------

     Net cash provided (used) by investing activities                     (7,787,195)        12,947,220         (3,795,925)
                                                                        ------------       ------------       ------------

                                   (Continued)

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                  Years Ended September 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                               1 9 9 9            1 9 9 8             1 9 9 7
                                                               -------            -------             -------
FINANCING ACTIVITIES

Net increase (decrease) in demand accounts
     and savings accounts                                    $     81,185       $  1,790,205       $ (1,436,968)
Net increase (decrease) in certificates of deposit             (9,242,985)        (3,433,339)        (2,105,099)
Proceeds from borrowed funds                                   55,476,593         10,629,505         39,315,658
Repayment of borrowed funds                                   (42,841,593)       (15,113,823)       (31,621,557)
Net proceeds from issuance of common stock                           --              116,200             65,893
Cash dividends paid                                              (513,294)          (496,880)          (370,448)
Acquisition of employee stock ownership plan shares               (13,068)              --              (16,806)
Acquisition of treasury stock                                    (262,651)          (668,695)           (34,606)
(Increase) decrease in advances by borrowers
     for property taxes and insurance                             114,054           (112,233)            (3,362)
                                                             ------------       ------------       ------------

       Net cash provided (used) by financing activities         2,798,241         (7,289,060)         3,792,705
                                                             ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents               (4,244,328)         6,765,783           (177,438)

Cash and cash equivalents - beginning of year                   9,213,906          2,448,123          2,625,561
                                                             ------------       ------------       ------------

Cash and cash equivalents - end of year                      $  4,969,578       $  9,213,906       $  2,448,123
                                                             ============       ============       ============

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                  Years Ended September 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                       1 9 9 9          1 9 9 8         1 9 9 7
                                                                       -------          -------         -------
Supplemental information on cash payments:
     Interest paid                                                   $ 6,303,990      $ 6,352,838      $3,784,471
                                                                     ===========      ===========      ==========

     Income taxes paid                                               $    64,390      $   426,888      $   93,575
                                                                     ===========      ===========      ==========

Supplemental information on non-cash transactions:
     Change in net unrealized gain on investment
        securities available-for-sale, net of deferred taxes         $(2,038,782)     $   422,307      $  390,061
                                                                     ===========      ===========      ==========

     Disposition of investment in affiliate by issuance of loan      $      --        $    96,664      $     --
                                                                     ===========      ===========      ==========

     Real estate owned, obtained through foreclosure                 $   608,399      $      --        $     --
                                                                     ===========      ===========      ==========


     Acquisition of company through business combination accounted for as purchase:
        Assets acquired:
           Cash and cash equivalents                                                  $ 2,787,484
           Investment securities                                                       35,436,448
           Loans receivable, net                                                       31,919,681
           Premises and equipment                                                       1,558,213
           Accrued interest receivable                                                    541,855
           Other assets                                                                   215,684
                                                                                      -----------
               Total assets                                                            72,459,365
                                                                                      -----------

        Liabilities assumed:
           Deposits                                                                    64,974,274
           Advances by borrowers for property taxes and insurance                          50,441
           Accrued interest payable                                                       253,572
           Borrowed funds                                                               2,000,000
           Accrued expenses and other liabilities                                         403,924
                                                                                      -----------
               Total liabilities                                                       67,682,211
                                                                                      -----------

        Net assets acquired                                                             4,777,154
                                                                                      -----------

        Consideration paid:
           Cash                                                                         3,323,914
           Common stock                                                                 1,826,039
                                                                                      -----------
                Total paid                                                              5,149,953
                                                                                      -----------

        Goodwill recorded                                                               $ 372,799
                                                                                      ===========





See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiaries, First Federal of the South (the Bank, formerly First Federal Savings & Loan Association of Sylacauga) and Pension & Benefit Trust Company (an employee benefit consulting company), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      The Company provides a full range of banking services to individual and corporate customers in its primary market area of the cities of Sylacauga, Clanton, Talladega and Centreville in the state of Alabama, and provides lending services in Birmingham and Dothan, Alabama. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Declines in fair value of investment securities (available for sale or held to maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of investment securities are computed using the specific identification method and are shown separately in non-interest income in the consolidated statements of operations. No securities were classified as trading account securities as of September 30, 1999 or 1998.

      The stock of the Federal Home Loan Bank has no quoted fair value and no ready market exists. The investment in the stock is required of insured institutions that utilize the services of the Federal Home Loan Bank. The Federal Home Loan Bank will purchase the stock at its cost basis from the Company in the event the Company ceases to utilize the services of the Federal Home Loan Bank.

      Cash Equivalents - For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from other depository institutions.

      Premises and Equipment - Land is stated at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided by the straight-line method at rates intended to distribute the cost of buildings and improvements and furniture, fixtures, and equipment over their estimated service lives of 40 years and 3 to 12 years, respectively.


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Foreclosed Real Estate - For real estate acquired through foreclosure, a new cost basis is established at fair value at the time of foreclosure through a charge to the allowance for loan losses with a valuation allowance established for estimated costs to sell. The charge to establish the valuation allowance is charged to the allowance for loan losses at the time of foreclosure. Fair value for significant properties is determined through outside appraisal of the collateral. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance on an individual asset basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense.

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


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 1999.

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

      Advertising - Advertising costs are charged to operations when incurred. Advertising expense was $25,323, $51,150, and $29,267 for the years ended September 30, 1999, 1998 and 1997, respectively.

      Earnings per Share - Basic earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Fully diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding options to acquire common stock were exercised. The exercise of these options accounts for the differences between basic and diluted weighted average shares outstanding. Options on 133,901 shares in 1999 and 67,511 shares in 1998 of common stock were not included in computed diluted earnings per share because their effects were antidilutive.

      Reclassification - Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders' equity or net income during the periods involved.



                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Comprehensive Income - The corporation adopted Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income, as of October 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the corporation's net income or shareholders' equity.

      The components of other comprehensive income and related tax effects are as follows:

                                                        1 9 9 9            1 9 9 8            1 9 9 7
                                                      -----------        -----------        -----------
Unrealized holding gains (losses) on
   available-for-sale securities arising
   during the period                                  $  (885,720)       $   804,890        $   650,659

Reclassification adjustment for losses
   (gains) realized in income                          (2,402,639)          (123,736)           (15,705)
                                                      -----------        -----------        -----------
Net unrealized gains (losses)                          (3,288,359)           681,154            634,954
  Tax effect                                            1,249,577           (258,847)          (244,893)
                                                      -----------        -----------        -----------
Net-of-tax amount                                     $(2,038,782)       $   422,307        $   390,061
                                                      ===========        ===========        ===========


      New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprise report information about certain operating segments in annual financial statements and require that those enterprises report selected information about certain operating segments in interim financial reports to stockholders. This Statement was effective for fiscal year 1999. The corporation's principal activities did not constitute separate reportable segments of its business as defined in SFAS No. 131, but encompassed traditional banking activities which offered similar products and services within the same primary geographic area and regulatory and economic environment. Therefore, the Statement had no impact on the financial presentation of the Company.



                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. The Company adopted the provisions of this Statement on January 1, 1999; however, based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial condition or results of operation.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement encourages earlier application, but delays the effective date of Statement No. 133 from fiscal quarters of all fiscal years beginning after June 15, 1999 to fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with the new standard, management will continue to evaluate the impact and defer implementations as the standard allows.


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


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


2.    INVESTMENT SECURITIES (Continued)

                                                         Gross            Gross
                                     Amortized        Unrealized        Unrealized
                                       Cost              Gains            Losses          Fair Value
                                       ----              -----            ------          ----------
Held-to-Maturity Securities

September 30, 1999:
   Mortgage-backed securities       $    28,783       $         0       $        14       $    28,769
                                    ===========       ===========       ===========       ===========
September 30, 1998:
   U.S. Government and
      agency securities             $   499,385       $       290       $         0       $   499,675
   Mortgage-backed securities            90,205               759                 0            90,964
                                    -----------       -----------       -----------       -----------
                                    $   589,590       $     1,049       $         0       $   590,639
                                    ===========       ===========       ===========       ===========
Available-for-Sale Securities

September 30, 1999:
  U.S. Treasury securities          $ 2,883,245       $         0       $   155,889       $ 2,727,356
  U.S. Government agency              9,113,745             1,875           200,596         8,915,024
   Investment in FHLB stock           1,397,300                 0                 0         1,397,300
   Other common stock                   570,385                 0           125,260           445,125
   Collateral mortgage
      obligations (CMO's)            13,267,804            68,071           104,119        13,231,756
   AMF mutual fund                      617,418                 0                 0           617,418
   Mortgage-backed securities        12,264,310             1,676           287,180        11,978,806
                                    -----------       -----------       -----------       -----------
                                    $40,114,207       $    71,622       $   873,044       $39,312,785
                                    ===========       ===========       ===========       ===========
September 30, 1998:
   U.S. Government agency           $ 1,078,128       $    22,533       $         0       $ 1,100,661
   Investment in FHLB stock           1,375,400                 0                 0         1,375,400
   FHLMC stock                           43,005         2,136,525                 0         2,179,530
   Other common stock                   570,385           143,053                 0           713,438
   Collateral mortgage
      obligations (CMO's)             4,325,101             8,275             2,057         4,331,319
   AMF mutual fund                      585,502                 0                 0           585,502
   Mortgage-backed securities        26,359,313           210,453            31,844        26,537,922
                                    -----------       -----------       -----------       -----------
                                    $34,336,834       $ 2,520,839       $    33,901       $36,823,772
                                    ===========       ===========       ===========       ===========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


2.    INVESTMENT SECURITIES (Continued)

      The Company sold securities available-for-sale for total proceeds of $20,968,808, $20,206,296 and $541,176 resulting in gross realized gains of $2,402,639, $123,736 and $15,705 in 1999, 1998 and 1997, respectively.

      The scheduled maturities at September 30, 1999 of securities held-to-maturity and securities (other than equity securities) available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrower may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Held-to-Maturity                   Available-for-Sale
                                       -----------------------------       -----------------------------
                                        Amortized                           Amortized
                                          Cost           Fair Value           Cost           Fair Value
                                          ----           ----------           ----           ----------
      Due in one year or less          $    28,783       $    28,769       $         0       $         0
      Due from one to five years                 0                 0        10,628,186        10,419,685
      Due from five to ten years                 0                 0        11,172,548        10,689,052
      Due after ten years                        0                 0        15,728,370        15,744,205
                                       -----------       -----------       -----------       -----------
                                       $    28,783       $    28,769       $37,529,104       $36,852,942
                                       ===========       ===========       ===========       ===========


      Investment securities available-for-sale with a carrying amount of approximately $2,424,000 and $994,000 at September 30, 1999 and 1998, respectively, were pledged to secure public deposits as required by law and for other purposes required or permitted by law.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


3.    LOANS

      Loans consisted of the following at September 30, 1999 and 1998:

                                                            1 9 9 9             1 9 9 8
                                                          ------------       ------------
Real estate mortgage loans:
   First mortgage loans:
         Single-family residential                        $ 65,636,899       $ 73,239,327
         Multi-family and commercial real estate             8,329,795          1,837,214
   Second mortgage loans                                     9,046,297          6,215,903
   1-4 family construction loans                            26,221,923         20,833,431
Savings account loans                                        1,267,321          1,987,742
Installment loans                                            5,616,001          7,592,696
                                                          ------------       ------------
         Total                                             116,118,236        111,706,313
                                                          ------------       ------------

Deduct:
   Deferred loan fees                                          241,696            281,615
   Undisbursed portion of loans in process                   8,712,144          6,102,485
   Allowance for loan losses                                   851,915            732,021
                                                          ------------       ------------
         Total deductions                                    9,805,755          7,116,121
                                                          ------------       ------------

Total loans receivable, net                               $106,312,481       $104,590,192
                                                          ============       ============


Activity in the allowance for loan losses was as follows for the years ended September 30, 1999, 1998 and 1997:

                                              1 9 9 9          1 9 9 8          1 9 9 7
                                             ---------        ---------        ---------
      Beginning balance                      $ 732,021        $ 284,324        $ 250,714
      Addition from business combination             0          487,611                0
      Provision charged to income              587,690           44,744           36,465
      Recovery of amounts charged off
         in prior years                         38,447           13,200            1,068
      Loans charged off                       (506,243)         (97,858)          (3,923)
                                             ---------        ---------        ---------
      Ending balance                         $ 851,915        $ 732,021        $ 284,324
                                             =========        =========        =========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


3.    LOANS (Continued)

      The following is a summary of information pertaining to impaired loans:

                                                           September 30,
                                                       -----------------------
                                                       1 9 9 9        1 9 9 8
                                                       --------       --------
Impaired loans without a valuation allowance           $      0       $      0
Impaired loans with a valuation allowance                75,210        220,915
                                                       --------       --------
   Total impaired loans                                $ 75,210       $220,915
                                                       ========       ========
Valuation allowance related to impaired loans          $ 75,210       $220,915
                                                       ========       ========


                                                               Years Ended September 30,
                                                         -------------------------------------
                                                         1 9 9 9        1 9 9 8        1 9 9 7
                                                         -------        -------        -------
Average investment in impaired loans                     $ 78,998       $226,690       $     0
Interest income recognized on impaired loans                1,188          1,037             0
Interest income recognized on a cash basis
   on impaired loans                                        1,188          1,037             0


      No additional funds are committed to be advanced in connection with impaired loans.


4.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows at September 30, 1999 and 1998:

                                                 1 9 9 9               1 9 9 8
                                                 -------               -------
Land                                           $ 1,848,059          $   410,966
Buildings and improvements                       3,342,483            3,285,914
Furniture, fixtures and equipment                1,124,030            1,079,267
Automobiles                                        214,869              182,671
                                               -----------          -----------
                                                 6,529,441            4,958,818
Less: Accumulated depreciation                  (1,351,207)          (1,055,510)
                                               -----------          -----------
Premises and equipment, net                    $ 5,178,234          $ 3,903,308
                                               ===========          ===========


      Depreciation expense charged to operations was $343,635, $291,443 and $178,315 in 1999, 1998 and 1997, respectively.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


5.    ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable consists of the following at September 30, 1999 and 1998:

                                                      1 9 9 9           1 9 9 8
                                                      -------           -------
      Loans                                          $  683,821       $  807,713
      Investment securities held-to-maturity             14,895           11,650
      Investment securities available-for-sale          319,313          225,615
                                                     ----------       ----------
         Total accrued interest receivable           $1,018,029       $1,044,978
                                                     ==========       ==========



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

7.    LEASES

      The Company leases certain real estate and office equipment under operating leases expiring in various years through 2004. Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of September 30, 1999 are as follows:

                Year Ending
               September 30,                      Amount
               -------------                      ------
                   2000                         $  15,019
                   2001                            10,975
                   2002                             6,423
                   2003                             4,109
                   2004                               450
                                                ---------
                                                $  36,976
                                                =========

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


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

      Because the above acquisition was accounted for as a purchase, the Company's consolidated financial statements include the results of operations of Chilton County from the date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Company on a proforma basis, as if Chilton County had been acquired on October 1, 1996. The proforma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                                     Year Ended
                                                                 September 30, 1997
                                                                 ------------------
               Interest income                                       $12,603,667
                                                                     ===========
               Net income                                            $   475,337
                                                                     ===========
               Earnings per share                                    $       .50
                                                                     ===========



      In connection with the acquisition, approximately $665,000 of the purchase price was allocated to premiums on loans purchased. These amounts are being amortized on the straight-line method over various periods ranging from one to fifteen years, of which approximately $163,000 and $235,000 has been amortized during 1999 and 1998, respectively. Additionally, approximately $61,000 was allocated as a premium on deposits which is being amortized over approximately 12 months. The combined effects of the goodwill and premium amortization was to reduce income before taxes by approximately $184,000 and $202,000 in 1999 and 1998, respectively.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


9.    DEPOSITS

      An analysis of deposit accounts at the end of the period is as follows at September 30, 1999 and 1998:

                                                         1 9 9 9            1 9 9 8
                                                       ------------       ------------
      Demand accounts:
         Non interest bearing checking accounts        $  3,838,290       $  3,435,519
         Interest bearing:
            NOW accounts                                 12,129,229         11,354,173
            Money market demand                             577,440            324,380
                                                       ------------       ------------
                 Total demand accounts                   16,544,959         15,114,072

      Statement savings accounts                         13,419,602         14,769,304

      Certificate accounts                               84,757,315         94,000,300
                                                       ------------       ------------

            Total                                      $114,721,876       $123,883,676
                                                       ============       ============


      Certificate accounts greater than or equal to $100,000 were $4,308,862 and $3,301,654 at September 30, 1999 and 1998, respectively.

      Scheduled maturities of certificate accounts were as follows at September 30, 1999 and 1998:

                                                          1 9 9 9            1 9 9 8
                                                         -----------       -----------
      Less than one year                                 $65,748,139       $66,580,505
      One year to two years                               15,274,808        22,731,066
      Two years to three years                             2,874,855         4,069,474
      Three years to four years                              594,196           352,587
      Four years to five years                               265,317           266,668
                                                         -----------       -----------
            Total                                        $84,757,315       $94,000,300
                                                         ===========       ===========


      Interest expense on deposits for the years ended September 30, 1999, 1998 and 1997 were as follows:

                                          1 9 9 9           1 9 9 8         1 9 9 7
                                          -------           -------         -------
        Demand accounts                  $  229,810       $  288,352       $  204,718
        Statement savings accounts          292,847          327,840          249,157
        Certificate accounts              4,866,887        4,799,936        2,365,685
                                         ----------       ----------       ----------
              Total                      $5,389,544       $5,416,128       $2,819,560
                                         ==========       ==========       ==========

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


10.   BORROWED FUNDS

      The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 1999 and 1998:

        Maturity Date                             Interest Rate          1 9 9 9          1 9 9 8
        -------------                             -------------          -------          -------
        October 1998                                   5.89%          $         0       $ 3,000,000
        March 1999                                     6.00%                    0         7,629,505
        March 1999                                     8.58%                    0           286,044
        March 2000                                     5.75%            4,315,549                 0
        March 2000                                     8.62%              271,080           271,080
        May 2000                                       5.44%            5,250,000                 0
        March 2001                                     8.68%              257,439           257,439
        August 2001                                    5.44%            5,250,000                 0
        September 2002                                 5.66%                    0         4,600,000
        April 2004                                     5.01%            8,000,000                 0
        March 2009                                     5.07%            4,600,000                 0
                                                                      -----------       -----------
        Total (weighted average rate of
           5.27%  in 1999 and 5.86% in 1998)                          $27,944,068       $16,044,068
                                                                      ===========       ===========


      At September 30, 1999 and 1998, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $63,461,000 and $72,288,000, respectively.

      The Company has a line-of-credit of up to $4,000,000 which bears interest at the prime lending rate. The line-of-credit requires monthly interest payments. At September 30, 1999, the prime lending rate was 8.25%. The outstanding balance on the line-of-credit was $780,000 and $5,000 at September 30, 1999 and 1998, respectively. The note is secured by the Company's stock in its subsidiary, First Federal of the South. The line-of-credit expired September 28, 1999, but was temporarily extended.

      The Company has a note payable to an individual in the amount of $80,000 and $120,000 at September 30, 1999 and 1998, respectively, payable in equal installments over five years.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

11.   INCOME TAX EXPENSE

      Income tax expense (benefit) for the years ended September 30, 1999, 1998 and 1997 consists of the following:

                            1 9 9 9             1 9 9 8             1 9 9 7
                            -------             -------             -------
      Federal:
        Current            $ 794,668           $ 329,558          $ 207,767
        Deferred             (76,991)             30,099             32,590
                           ---------           ---------          ---------
                             717,677             359,657            240,357
                           ---------           ---------          ---------
      State:
        Current              105,259              26,399             31,666
        Deferred              (6,730)              2,213             31,042
                           ---------           ---------          ---------
                              98,529              28,612             62,708
                           ---------           ---------          ---------
            Total          $ 816,206           $ 388,269          $ 303,065
                           =========           =========          =========

      Income tax expense includes taxes related to investment security gains in the approximate amount of $913,000 and $47,020 in 1999 and 1998, respectively.

      The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

                                                               1 9 9 9            1 9 9 8           1 9 9 7
                                                               -------            -------           -------
      Computed "expected" income tax expense                  $719,510           $347,991           $271,511
      Increase (reduction) in income tax resulting
      from:
        Compensation expense for ESOP                           20,987                  0                  0
        Management Recognition Plan                              1,878                  0                  0
        State tax, net of federal income tax benefit            71,086             24,663             41,387
        Other                                                    2,745             15,615             (9,833)
                                                              --------           --------           --------
            Total                                             $816,206           $388,269           $303,065
                                                              ========           ========           ========

      Effective tax rate                                            39%                38%                38%
                                                              ========           ========           ========

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

11.   INCOME TAX EXPENSE (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are as follows:

                                                              1 9 9 9               1 9 9 8
                                                              -------               -------
      Deferred tax assets:
        Unrealized loss on investment securities
            available-for-sale                               $   304,539          $         0
        Bad debts                                                201,907              175,786
        Deferred compensation                                     41,665               41,665
        Investment in equity of affiliate                         74,770               66,624
        Other                                                     19,691               13,130
                                                             -----------          -----------
      Total deferred tax assets                                  642,572              297,205
                                                             -----------          -----------

      Deferred tax liabilities:
        Unrealized gain on investment securities
            available-for-sale                                         0              945,037
        Management Recognition Plan                               68,870               99,373
        FHLB stock                                               237,138              237,138
        Depreciation                                             216,074              213,662
        Prepaid expenses                                          37,781               45,122
        Foreclosed real estate gain                               11,233               12,708
        Federal/state tax deduction on a cash basis                    0                5,985
                                                             -----------          -----------
      Total deferred tax liabilities                             571,096            1,559,025
                                                             -----------          -----------

      Net deferred tax asset (liability)                     $    71,476          $(1,261,820)
                                                             ===========          ===========

      There was no valuation allowance at September 30, 1999 or 1998.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

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

      The common stock of the Corporation acquired for the ESOP is held as collateral for the loan and is released for allocation to the ESOP participants as principal payments are made on the loan. The Bank makes contributions to the ESOP in amounts sufficient to make loan interest and principal payments and may make additional discretionary contributions. Contributions, which include dividends on ESOP shares, of $43,518, $52,258 and $116,075 were made to the ESOP in 1999, 1998 and 1997, respectively. During 1999 and 1997, the Trustee distributed cash of $13,068 and $16,806, respectively, in lieu of shares to retiring participants.

      The ESOP's loan is repayable in ten annual installments of principal and interest. The interest rate is adjusted annually and is equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note is paid in full. Principal and interest for the years ended September 30, 1999, 1998 and 1997 were $73,845, $75,882 and $101,632, respectively. The interest rate and principal outstanding at September 30, 1999 were 8.25% and $267,608, respectively. These payments resulted in the commitment to release 7,056 shares in 1999, 4,000 shares in 1998 and 7,739 shares in 1997. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $105,896, $77,600 and $111,520 in 1999, 1998 and 1997, respectively. Excluding committed-to-be released shares, suspense shares at September 30, 1999 and 1998 equaled 23,744 and 30,800, respectively. The fair value of the suspense shares at September 30, 1999 and 1998, was $293,844 and $502,440, respectively. These suspense shares are excluded from weighted average shares in determining earnings per share.

      During 1996, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 67,511 shares had been granted. The term of the options are ten years and they vest equally over five years.

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE BENEFIT PLANS (Continued)

      Following is a summary of the status of the 1996 and 1998 plans:

                                            1996 Plan                        1998 Plan
                                    Number of        Exercise        Number of         Exercise
                                     Shares            Price          Shares            Price
                                     ------            -----          ------            -----
      Outstanding at
        October 1, 1996                   0           $   .00               0           $   .00
      Granted                        78,850             14.00               0               .00
                                    -------           -------         -------           -------

      Outstanding at
        September 30, 1997           78,850             14.00               0               .00
      Granted                             0               .00          67,511             21.00
      Exercised                      (8,300)            14.00               0               .00
                                    -------           -------         -------           -------

      Outstanding at
        September 30, 1998           70,550             14.00          67,511             21.00

      Forfeited                      (1,660)            14.00          (2,500)            15.75
                                    -------           -------         -------           -------

      Outstanding at
        September 30, 1999           68,890           $ 14.00          65,011           $ 15.75
                                    =======           =======         =======           =======

      The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plan in 1999 and 1998. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                               1 9 9 9           1 9 9 8
                                                               -------           -------
      Net income:
         As reported                                         $1,299,999          $634,874
         Pro forma                                            1,272,640           602,059

      Basic earnings per share:
         As reported                                               1.44               .68
         Pro forma                                                 1.43               .64

      Fully diluted earnings per share:
         As reported                                               1.44               .67
         Pro forma                                                 1.43               .64

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE BENEFIT PLANS (Continued)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  1 9 9 9             1 9 9 8
                                                  -------             -------
           Dividend yield                           3.81%              2.00%
           Expected life                           9 years            10 years
           Expected volatility                      9.00%             10.00%
           Risk-free interest rate                  5.77%              6.00%

      On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company's Management Recognition Plans (MRP's). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions will be removed on 20 percent of the Initial Shares on each November 15 through the year 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 1999, 1998 and 1997 plus the fair value of 3,320 shares for which vesting was accelerated in 1996. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP's in 1999, 1998 and 1997 was $83,572, $115,934 and $86,114, respectively.

      The Company also has a 401(k) plan that covers all employees who meet minimum age and service requirements. The plan provides for elective employee salary deferrals and discretionary company matching contributions. Company matching contributions were $44,454 in 1999.

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

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE BENEFIT PLANS (Continued)

      The retirement benefits available under the deferred compensation agreements are unfunded. However, the Bank has purchased life insurance policies on the lives of these officers that will be available to the Company and the Bank to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $73,481, $70,689 and $57,075 in 1999, 1998 and 1997, respectively.

      In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with two officers in April 1997, under which the Company issued a total of 21,135 shares of common stock to these officers. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the vested shares of $19,902, $19,902 and $8,293 in 1999, 1998 and 1997, respectively.

 13.  RELATED PARTY  TRANSACTIONS

      Certain directors and officers of the Company are loan customers of the Bank. Total loans outstanding to these persons at September 30, 1999 and 1998 amounted to $2,710,176 and $1,621,858, respectively. The change from 1998 to 1999 reflects payments of $258,825 and advances of $1,347,143. Management believes that such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

      Deposits from related parties held by the Bank at September 30, 1999 and 1998 amounted to $423,700 and $532,109, respectively.

 14.  COMMITMENTS AND CONTINGENCIES

      Outstanding loan commitments, all of which were fixed-rate single-family residential mortgage loans, were $883,500 and $1,320,340 at September 30, 1999 and 1998, respectively.

      These financial instruments are not reflected on the accompanying statements of financial condition, but do expose the Company to credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments which was $883,500 and $1,320,340 at September 30, 1999 and 1998, respectively. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance-sheet instruments.

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

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

      The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of all proceedings will not have a material adverse effect upon the financial position or operations of the Company.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as "well capitalized."

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

15.    RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)

                                                                           For Capital
                                                 Actual                 Adequacy Purposes          Well Capitalized
                                           Amount      Ratio            Amount      Ratio         Amount        Ratio
                                           ------      -----            ------      -----         ------        -----
      As of September 30, 1999:
        Total capital
           (to risk weighted assets)     $13,707,000   17.34%       =>$6,324,000   =>8.00%     =>$7,905,000    =>10.00%
        Tier I capital
           (to risk weighted assets)      13,540,000   17.13%       => 3,162,000   =>4.00%     => 4,743,000    => 6.00%
        Tier I capital
           (to average assets)            13,540,000    8.74%       => 6,200,000   =>4.00%     => 7,750,000    => 5.00%

      As of September 30, 1998:
        Total capital
           (to risk weighted assets)     $13,878,000    18.5%       => 6,004,000   =>8.0%      => 7,504,000    =>10.0%
        Tier I capital
           (to risk weighted assets)      12,069,000    16.1%       => 3,002,000   =>4.0%      => 4,503,000    => 6.0%
        Tier I capital
           (to average assets)            12,069,000     7.7%       => 6,258,000   =>4.0%      => 7,822,000    => 5.0%

      Savings institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 1999 and 1998.

      Retained earnings at September 30, 1999 and 1998, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 1999, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

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

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table provides fair values of the Company's financial instruments at September 30, 1999 and 1998. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company.

       The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Cash and Cash Equivalents - Fair value equals the carrying value of such assets due to their nature.

      Interest-bearing Deposits in Banks - Fair value equals the carrying value of such assets due to their nature.

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

                                                         1 9 9 9                                      1 9 9 8
                                               Carrying             Estimated              Carrying             Estimated
                                                Amount              Fair Value              Amount              Fair Value
                                                ------              ----------              ------              ----------
      Financial Assets:
        Cash and cash equivalents            $  4,969,578          $  4,969,578          $  9,213,906          $  9,213,906
        Interest-bearing deposits                 993,708               993,708               381,516               381,516
        Investments securities                 39,341,568            39,341,554            37,413,362            37,414,411
        Loans receivable, net                 106,312,481           108,123,122           104,590,192           111,129,000
        Accrued interest receivable             1,018,029             1,018,029             1,044,978             1,044,978
      Financial Liabilities:
        Deposits                              114,721,876           114,595,134           123,883,676           124,882,000
        Borrowed funds                         28,804,068            28,808,635            16,169,068            16,031,000
        Accrued interest payable                1,134,016             1,134,016             1,071,183             1,071,183

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

18.    PARENT COMPANY

       The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:

                                 Parent Company
                            Condensed Balance Sheets
                           September 30, 1999 and 1998

                                                                                          1 9 9 9               1 9 9 8
                                                                                          -------               -------
      ASSETS

      Cash and cash equivalents                                                        $     38,799           $     25,061
      Investment securities available for sale                                              445,125                713,438
      Investment in financial institution subsidiary                                     13,201,531             13,878,031
      Investment in other subsidiaries                                                      506,212                401,854
      Investment in affiliates                                                               16,464                144,617
      Other assets                                                                        2,454,724              1,866,749
                                                                                       ------------           ------------

          Total Assets                                                                 $ 16,662,855           $ 17,029,750
                                                                                       ============           ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
         Borrowed funds (including $1,000,000 from financial
              institution in 1999 and 1998)                                            $  1,780,000           $  1,005,000
         Other liabilities                                                                  530,666                354,135
                                                                                       ------------           ------------
            Total liabilities                                                             2,310,666              1,359,135
                                                                                       ------------           ------------
      Stockholders' equity:
          Common stock, $ .01 par value, 2,000,000 shares authorized; 999,643 shares issued and 904,822 shares outstanding in 1999;
             999,643 shares issued and 914,432 shares outstanding in 1998;                    9,996                  9,996
         Additional paid-in capital                                                       9,851,981              9,810,963
         Treasury stock                                                                  (1,129,738)              (867,087)
         Deferred compensation on common stock employee benefit plans                      (623,224)              (778,508)
         Retained earnings                                                                6,740,051              5,953,346
         Accumulated other comprehensive income (loss)                                     (496,877)             1,541,905
                                                                                       ------------           ------------
               Total stockholders' equity                                                14,352,189             15,670,615
                                                                                       ------------           ------------

            Total Liabilities and Stockholders' Equity                                 $ 16,662,855           $ 17,029,750
                                                                                       ============           ============

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

 18.  PARENT COMPANY (Continued)

                                 Parent Company
                       Condensed Statements of Operations
                  Years Ended September 30, 1999, 1998 and 1997

                                                                      1 9 9 9               1 9 9 8               1 9 9 7
                                                                      -------               -------               -------
      Cash dividends from financial institution subsidiary          $   344,740           $ 2,892,976           $        --
      Interest and dividend income                                       49,307                53,688                73,225
                                                                    -----------           -----------           -----------

          Total income                                                  394,047             2,946,664                73,225
                                                                    -----------           -----------           -----------

      Expenses:
         Interest on borrowed funds                                     110,355               225,485               109,277
         Equity in loss of affiliates                                   128,153                26,279                61,977
         Compensation and benefits                                       21,500                28,500                25,000
         Management fee                                                  90,000                90,000                90,000
         Other                                                          239,633               153,249                99,005
                                                                    -----------           -----------           -----------

                                                                        589,641               523,513               385,259
                                                                    -----------           -----------           -----------

      Income (loss) before income taxes                                (195,594)            2,423,151              (312,034)

      Income tax benefit                                                195,309               166,269               107,509
                                                                    -----------           -----------           -----------

      Income (loss) before equity in undistributed
         earnings of subsidiaries                                          (285)            2,589,420              (204,525)
                                                                    -----------           -----------           -----------

      Equity in undistributed earnings of subsidiaries
         (dividends in excess of earnings):
              Financial institution                                   1,194,617            (1,978,410)              696,346
              Other                                                     105,667                23,864                 3,678
                                                                    -----------           -----------           -----------

                                                                      1,300,284            (1,954,546)              700,024
                                                                    -----------           -----------           -----------

      Net income                                                    $ 1,299,999           $   634,874           $   495,499
                                                                    ===========           ===========           ===========

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

18.   PARENT COMPANY (Continued)

                                 Parent Company
                       Condensed Statements of Cash Flows
                  Years Ended September 30, 1999, 1998 and 1997

                                                                           1 9 9 9               1 9 9 8                1 9 9 7
                                                                           -------               -------                -------
      Operating Activities:
          Net income                                                     $ 1,299,999           $   634,874           $   495,499
          Adjustments to reconcile net income to
          cash from operating activities:
              Equity in undistributed earnings of subsidiaries            (1,645,024)             (938,430)             (696,346)
              Compensation expense on ESOP and MRP                           209,370               213,436               205,927
              Equity in losses of unconsolidated affiliates                  128,153                26,279                61,977
              (Increase) decrease in other assets                           (587,975)              159,496            (1,072,639)
              Increase (decrease) in other liabilities                       176,531              (564,096)              767,141
                                                                         -----------           -----------           -----------
                 Net cash  used in operating activities                     (418,946)             (468,441)             (238,441)
                                                                         -----------           -----------           -----------

      Investing Activities:
          Proceeds from sale of investment securities                             --               102,187                    --
          Investment in subsidiaries, net of dividends received              446,697             1,928,626                    --
          Investment in affiliates, net of sale proceeds                          --                21,664               (70,000)
                                                                         -----------           -----------           -----------
              Net cash provided (used) by investing activities               446,697             2,052,477               (70,000)
                                                                         -----------           -----------           -----------

      Financing Activities:
          Issuance of common stock                                                --               116,200                65,893
          Acquisition of ESOP shares                                         (13,068)                   --               (16,806)
          Proceeds from borrowed funds                                       775,000                    --               695,048
          Repayment on borrowed funds                                             --              (590,301)                   --
          Cash dividends paid                                               (513,294)             (496,880)             (370,448)
          Acquisition of treasury stock                                     (262,651)             (668,695)              (34,606)
                                                                         -----------           -----------           -----------
              Net cash provided (used) by financing activities               (14,013)           (1,639,676)              339,081
                                                                         -----------           -----------           -----------

      Net increase (decrease) in cash and cash equivalents                    13,738               (55,640)               30,640

      Cash and cash equivalents - beginning of year                           25,061                80,701                50,061
                                                                         -----------           -----------           -----------

      Cash and cash equivalents - end of year                            $    38,799           $    25,061           $    80,701
                                                                         ===========           ===========           ===========

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

19.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK
       MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                                  Year Ended September 30, 1999
                                                                         Three Months Ended
                                            September 30,            June 30,              March 31,           December 31,
                                            -------------            --------              ---------           ------------
      Interest and dividend income           $ 2,666,983           $ 2,588,350           $ 2,575,930           $ 2,652,834
      Interest expense                         1,548,338             1,528,084             1,594,359             1,696,042
                                             -----------           -----------           -----------           -----------

      Net interest income                      1,118,645             1,060,266               981,571               956,792
      Provision for loan losses                  451,593                70,123                28,668                37,306
                                             -----------           -----------           -----------           -----------

      Net interest income after
          provision for loan losses              667,052               990,143               952,903               919,486
      Non-interest income                      2,721,864               735,037               718,162               572,432
      Non-interest expenses                   (1,874,640)           (1,465,400)           (1,440,737)           (1,380,097)
                                             -----------           -----------           -----------           -----------

      Income before taxes                      1,514,276               259,780               230,328               111,821
      Provision for income taxes                 579,829               101,231                90,520                44,626
                                             -----------           -----------           -----------           -----------

      Net income                             $   934,447           $   158,549           $   139,808           $    67,195
                                             ===========           ===========           ===========           ===========

      Earnings per share:
          Basic                              $      1.03           $      0.18           $      0.16           $      0.07
          Diluted                                   1.03                  0.18                  0.16                  0.07

      Dividends per share                           0.15                  0.15                  0.15                  0.15


                                                                  Year Ended September 30, 1998
                                                                         Three Months Ended
                                            September 30,            June 30,              March 31,           December 31,
                                            -------------            --------              ---------           ------------
      Interest and dividend income           $ 2,861,374           $ 2,787,892           $ 2,905,653           $ 2,543,198
      Interest expense                         1,777,446             1,782,307             1,758,760             1,246,397
                                             -----------           -----------           -----------           -----------

      Net interest income                      1,083,928             1,005,585             1,146,893             1,296,801
      Provision for loan losses                    3,392                19,682                14,081                 7,589
                                             -----------           -----------           -----------           -----------

      Net interest income after
          provision for loan losses            1,080,536               985,903             1,132,812             1,289,212
      Non-interest income                        598,857               515,348               498,646               377,097
      Non-interest expenses                   (1,506,075)           (1,349,406)           (1,345,308)           (1,254,119)
                                             -----------           -----------           -----------           -----------

      Income before taxes                        173,318               151,845               286,150               412,190
      Provision for income taxes                  54,639                60,180               111,507               162,303
                                             -----------           -----------           -----------           -----------

      Net income                             $   118,679           $    91,665           $   174,643           $   249,887
                                             ===========           ===========           ===========           ===========

      Earnings per share:
          Basic                              $      0.11           $      0.10           $      0.19           $      0.28
          Diluted                                   0.11                  0.10                  0.18                  0.27

      Dividends per share                           0.15                  0.15                  0.15                  0.13

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 20, 1998, SouthFirst dismissed its independent auditors, KPMG LLP ("KPMG"), and on the same date engaged the firm of Jones & Kirkpatrick, P.C. ("Jones & Kirkpatrick") as its independent auditors for the fiscal year ending September 30, 1998. Each of these actions was approved by the audit committee of the Board of Directors of SouthFirst.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         MANAGEMENT OF SOUTHFIRST

         The SouthFirst Board of Directors currently consists of eight persons and is divided into three classes, each of which contains approximately one-third of the SouthFirst Board of Directors. The directors of SouthFirst are elected by the stockholders of SouthFirst for staggered, three year terms, such that approximately one-third of the directors will be elected at each annual meeting of stockholders to hold office until their successors are elected and qualified. The executive officers of SouthFirst are elected annually by the Board of Directors of SouthFirst and hold office until their successors are elected and qualified.

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

                                                                                     YEAR FIRST
                                                                                    ELECTED AS A
                                                                                     DIRECTOR OF
                                                                                     SOUTHFIRST         YEAR
                                                                                        AND/OR          TERM
             NAME                     AGE(1)             POSITION HELD              FIRST FEDERAL      EXPIRES
     Donald C. Stroup                   50         President, Chief Executive           1994            2000
                                                   Officer and Chairman
     Joe K. McArthur                    48         Executive Vice President,            1995            2002
                                                   Chief Financial Officer,
                                                   Secretary/Treasurer and
                                                   Director
     Bobby R. Cook                      59         Director and President of the        1997            2001
                                                   Western Division of First Federal
     H. David Foote, Jr.                50         Director                             1994            2001
     J. Malcomb Massey(2)               50         Director                             1997            2000
     Allen Gray McMillan, III           42         Director                             1995            2002
     John T. Robbs                      44         Director                             1994            2001
     Charles R. Vawter, Jr.             38         Director                             1994            2000
     Jimmy C. Maples                    50         First Vice President of               N/A             N/A
                                                   First Federal

---------------

     (1)  At September 30, 1999.

     (2)  Mr. Massey is also President of Pension & Benefit.

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

         J. MALCOMB MASSEY has served as a director of First Federal and SouthFirst since May, 1997. Mr. Massey is President and Chief Executive Officer of Pension & Benefit, First Federal's wholly owned subsidiary, a position he has held since he joined Pension & Benefit in 1997 after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm based in Montgomery for which Mr. Massey had served as President since 1980. Mr. Massey is a member of the American Society of Pension Actuaries and serves as the insurance consultant to Southern Community Bankers, an industry trade group comprised of twenty savings associations and community banks located in the southeastern United States.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires SouthFirst's directors, certain of SouthFirst's officers and persons who own more than 10% of the outstanding Common Stock of SouthFirst to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of SouthFirst held by such persons. Officers, directors and greater than 10% stockholders are also required to furnish SouthFirst with copies of all forms they file under this regulation. SouthFirst has been subject to this regulation since February 13, 1995. Except for the late filing of one Form 4 for Charles R. Vawter, a Director of SouthFirst, to SouthFirst's knowledge, based solely on a review of copies of such reports furnished to SouthFirst and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied with during fiscal 1998.

         Although SouthFirst has no obligation to make filings pursuant to
Section 16 of the Exchange Act, SouthFirst has adopted a policy requiring all
Section 16 reporting persons to report monthly to a designated employee of SouthFirst as to whether any transactions in SouthFirst's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information for fiscal 1999, 1998, and 1997 concerning compensation paid or accrued by SouthFirst and First Federal to or on behalf of SouthFirst's Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 1999 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation(1)                   Long Term Compensation
                                           ---------------------------------------------    ------------------------------
                                                                                            Securities
  Name and Principal      Fiscal                                           Other Annual      Underlying         All Other
       Position            Year               Salary            Bonus     Compensation(2)     Options         Compensation

Donald C. Stroup           1999              $140,000          $32,625(3)     $12,250          14,180(4)         $ 2,901(5)
       President, Chief    1998               140,000           35,812         12,250          14,180(6)           2,886
       Executive Officer   1997               100,308           27,093         12,000               ---            2,272
       and Chairman
Joe K. McArthur            1999              $105,000          $21,175(7)     $12,250          7,428 (8)         $ 1,624(9)
       Executive Vice      1998               105,000           24,104         12,250          7,428(10)           1,309
       President, Chief    1997                73,380           18,870         12,000               ---            1,402
       Financial Officer
       and Director
Bobby R. Cook              1999               $90,000          $ 2,836(11)    $11,500          4,726(12)        $ 2,139(13)
       Director and        1998(14)            78,500           13,377        $10,000          4,726(15)           2,561
       President Western
       Division of First
       Federal
J. Malcomb Massey          1999              $130,000          $ 2,236        $13,250          3,726(16)         $ 1,873(17)
       Director and        1998               130,000            1,677         12,250          3,726(18)           1,795
       President of        1997(19)            65,000               --          5,000
       Pension & Benefit
Jimmy C. Maples            1999               $90,000          $34,724(20)         --          4,051(21)         $ 1,913(22)
       First Vice          1998                75,600           32,709             --          4,051(23)           1,713
       President of First  1997                71,988           28,575             --               ---            1,325
       Federal

-------------------

(1) All compensation received by the Named Executive Officers was paid by First Federal, with the exception of Mr. Massey's salary, which was paid by Pension & Benefit.

(2) Fees received as member of the Board of Directors of SouthFirst and of First Federal.

(3) Consists of a regular bonus of $17,500 as well as $18,312 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options and a bonus paid to assist in the payment of applicable federal taxes due in connection with such dividend payments. See "--Compensation of Directors."

(4) On November 4, 1998, SouthFirst canceled all options granted to Mr. Stroup in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "--Repricing of Stock Options under the Stock Option Plans."

(5) Represents a $2,016 automobile allowance and income of $870 recognized on employer provided group term life insurance in excess of $50,000.

(6) On January 28, 1998, SouthFirst granted these options, which vest in equal annual increments commencing on January 29, 1999.

(7) Consists of a regular bonus of $13,125 as well as $10,979 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options and a bonus paid to assist in the payment of applicable federal taxes due in connection with such dividend payments. See "--Compensation of Directors."

(8) On November 4, 1998, SouthFirst canceled all options granted to Mr. McArthur in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "--Repricing of Stock Options under the Stock Option Plans."

(9) Represents a $439 automobile allowance and income of $870 recognized on employer provided group term life insurance in excess of $50,000.

(10) On January 28, 1998, SouthFirst granted these options, which vest in equal annual increments commencing on January 29, 1999.

(11) Consists of a regular bonus of $11,250 as well as $2,127 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "--Compensation of Directors."

(12) On November 4, 1998, SouthFirst canceled all options granted to Mr. Cook in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "--Repricing of Stock Options under the Stock Option Plans."

(13) Represents a $581 automobile allowance and income of $1,980 recognized on employer provided group term life insurance in excess of $50,000.

(14) The 1998 data for Mr. Cook reflect the partial-year period from October 31, 1997, the date SouthFirst acquired Chilton, County, through September 30, 1998.

(15) On January 28, 1998, SouthFirst granted these options, which vest in equal annual increments commencing on January 29, 1999.

(16) On November 4, 1998, SouthFirst canceled all options granted to Mr. Massey in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "--Repricing of Stock Options under the Stock Option Plans."

(17) Represents a $1,099 automobile allowance and income of $696 recognized on employer provided group term life insurance in excess of $50,000.

(18) On January 28, 1998, SouthFirst granted these options, which vest in equal annual increments commencing on January 29, 1999.

(19) The 1997 data for Mr. Massey reflect the partial-year period from April 11, 1997, the date SouthFirst acquired Pension & Benefit, through September 30, 1997.

(20) Consists of a regular bonus of $28,500 as well as $4,209 of compensation recognized on dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "--Compensation of Directors."

(21) On November 4, 1998, SouthFirst canceled all options granted to Mr. Maples in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "--Repricing of Stock Options under the Stock Option Plans."

(22) Represents a $1,121 automobile allowance and income of $616 recognized on employer provided group term life insurance in excess of $50,000.

(23) On January 28, 1998, SouthFirst granted these options, which vest in equal annual increments commencing on January 29, 1999.

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

        Mr. Stroup's employment agreement further provides that, in the event of Mr. Stroup's involuntary termination in connection with, or within two years after any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. Stroup will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"); and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Stroup receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Stroup's employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Stroup's employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Stroup's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Stroup's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

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

        Mr. McArthur's employment agreement further provides that, in the event of Mr. McArthur's involuntary termination in connection with, or within two years after any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. McArthur will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. McArthur receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. McArthur's employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. McArthur's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. McArthur's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. McArthur's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

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

        Mr. Cook's employment agreement further provides that, in the event of Mr. Cook's involuntary termination in connection with, or within two years after any change in control of First Federal or, SouthFirst, other than for "cause," or death or disability, Mr. Cook will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Cook receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Cook's employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Cook's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Cook's employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Cook's voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

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

        The employment agreement provides that First Federal will pay Mr. Maples an annual base salary of $90,000. Mr. Maples' employment agreement entitles him to participate with all other senior management employees of First Federal in any discretionary bonuses that the Board of Directors of First Federal may award. In addition, Mr. Maples participates in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

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

        Mr. Maples' employment agreement further provides that, in the event of Mr. Maples' involuntary termination in connection with, or within two years after, any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. Maples will be paid, within 10 days of such termination, an amount equal to the difference between: (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code; and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. Maples receives on account of the change in control. Such payment would be reduced to the extent it would cause First Federal to fail to meet any of its regulatory capital requirements. Under Mr. Maples' employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. Maples' employment agreement, a change in control occurs when, during any consecutive two-year period, directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. Maples' employment agreement also provides for a similar lump sum payment to be made in the event of the Mr. Maples' voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

DEFERRED COMPENSATION AGREEMENTS

        First Federal has entered into deferred compensation agreements (collectively, the "Deferred Compensation Agreements") with Mr. Stroup and Mr. McArthur, pursuant to which each will receive certain retirement benefits at age
65. Under the Deferred Compensation Agreements, benefits are payable for 15 years. A portion of the retirement benefits accrue each year until age 65 or, if sooner, until termination of employment. If Mr. Stroup remains in the employment of First Federal until age 65, his annual benefit will be $65,000. If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If either of these officers dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreements will accrue and will, thereupon, be payable to their respective beneficiaries. The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives of these officers that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $57,075 for each of 1999, 1998, and 1997.

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

        The 1995 Stock Option Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and nonqualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs") (Options and SARs are referred to herein collectively as "Awards"), as determined by the committee administering the 1995 Stock Option Plan. As of September 30, 1998, a total of 83,000 shares had been issued under the 1995 Stock Option Plan and, as of that date, no further shares were available for future issuance. The 1998 Stock Option Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) incentive and nonqualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs"). As of September 30, 1999, a total of 63,361 shares had been issued under the 1998 Stock Option Plan and, as of that date, no further shares were available for future issuance.

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

         Under the 1995 Stock Option Plan, all directors who were not employees of SouthFirst as of November 15, 1995 (the date of the approval of the Stock Option Plan by the stockholders of SouthFirst and the OTS), received non-qualified stock options for the purchase of 4,150 shares with an exercise price equal to $14.00 per share, the fair market value of SouthFirst Common Stock on the date of grant. Likewise, under the 1998 Stock Option Plan, all directors who were not employees of SouthFirst as of January 28, 1998 (the date of the approval of the Stock Option Plan by the Board of Directors of SouthFirst) received non-qualified stock options for the purchase of 2,700 shares with an exercise price equal to $21.25 per share, the fair market value of SouthFirst Common Stock on the date of grant.


REPRICING OF STOCK OPTIONS UNDER THE STOCK OPTION PLANS

        On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 14,130; 7,428; 3,726; 4,726; and 4,051 to Donald C. Stroup, Joe K. McArthur, J.
Malcomb Massey, Bobby R. Cook, and Jimmy C. Maples, respectively. Options to purchase an aggregate of 28,000 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or First Federal. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst's Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst's Common Stock declined significantly to a point below which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28 options, the Board of Directors elected to reprice all of such options by the cancellation of such options and the regrant of an equal number of new options at the then current lower market price. Such replacement options were granted on November 4, 1998 at an exercise price of $15.75 a share, which was equal to the fair market value of SouthFirst's Common Stock on the date of grant. The following table provides the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 1999:

                      OPTION REGRANTS FOR FISCAL YEAR 1999


Name                 Date                Number of            Original Exercise   New Exercise         Length of
                                         Securities           Price ($)           Price ($)            Original Option
                                         Underlying                                                    Term Remaining
                                         Options Repriced                                              at Date of
                                                                                                       Repricing
Donald Stroup        November 4,         4150                 21.25               15.75                9.2  years
(1995 Plan) (1)      1998

Donald Stroup        November 4,         10030                21.25               15.75                9.2 years
(1998 Plan)          1998

Joe McArthur         November 4,         7428                 21.25               15.75                9.2 years
(1998 Plan)          1998

Malcomb Massey       November 4,         3726                 21.25               15.75                9.2 years
(1998 Plan)          1998

Bobby Cook           November 4,         4726                 21.25               15.75                9.2 years
(1998 Plan)          1998

Jimmy Maples         November 4,         4051                 21.25               15.75                9.2 years
(1998 Plan)          1998

     (1) As of September 30, 1996, options to repurchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Since September 30, 1996, grants to purchase 4,150 shares of Common Stock expired prior to being exercised and, consequently, the 4,150 shares reserved to be issued pursuant to such expired options became available for re-issuance under the 1995 Stock Option Plan. On January 28, 1998, the Board of Directors of the Bank granted to Donald
C. Stroup options to purchase 4,150 shares available under the 1995 Stock Option Plan in conjunction with certain additional stock option grants made pursuant to the 1998 Stock Option Plan. These options were issued pursuant to the vesting schedule utilized for the 1998 Stock Option Plan.

     The following table provides certain information concerning the exercise of stock options under SouthFirst's Stock Option Plan during the fiscal year ended September 30, 1999, by the Named Executive Officers and the fiscal year end value of unexercised options held by those individuals:


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                              Number of Securities            Value of
                                                                   Underlying                Unexercised
                                                              Unexercised Options           In-the-Money
                                                                       at                 Options at Fiscal
                              Shares                            Fiscal Year End               Year End
                             Acquired           Value             Exercisable/              Exercisable/
        Name                on Exercise       Realized           Unexercisable            Unexercisable(1)
Donald C. Stroup                0                $0             12,450 / 20,750                $0 / $0


Joe K. McArthur                 0                $0              7,968/ 13,280                 $0/ $0

Bobby R. Cook                   0                $0                 0 / 4,726                  $0 / $0

J. Malcomb Massey               0                $0                 0 / 3,726                  $0 / $0

Jimmy C. Maples                 0                $0               2,490/4,150                  $0 / $0


--------------

(1) Represents the value of unexercised, in-the-money stock options on September 30, 1999, using the $11.625 closing price of SouthFirst Common Stock on that date.


EMPLOYEE RETIREMENT SAVINGS PLAN

         First Federal has established a savings and profit-sharing Plan that qualifies as a tax-deferred savings Plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to 10% of their gross salary to the 401(k) Plan or $9,500, whichever is less. Currently, all contributions are fully vested under 401(k) Plan at the time of the contribution. Prior to First Federal's adoption of an Employee Stock Ownership Plan (see "--Employee Stock Ownership Plan"), the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.50 for each $1.00 of employee contribution and contributions from 4% to 6% were 100% matched. During this period, contributions were 100% vested following the completion of five years of service and were invested in one or more investment accounts administered by an independent Plan administrator. At September 30, 1999, First Federal matched a limited additional amount, equal to a total allocation of $35,000, matching the first 2.7% of employee contributions to the 401(k) Plan. Additionally, at September 30, 1999, Pension & Benefit made the same match, equal to a total allocation of $9500.

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

         SouthFirst is the Plan administrator of the ESOP and Pension & Benefit serves as the trustee of the ESOP (the "ESOP Trustee"). Participants may vote the shares of SouthFirst Common Stock that are allocated to their account. Any unallocated shares of SouthFirst Common Stock and allocated shares of SouthFirst Common Stock for which no timely direction is received are voted by the ESOP Trustee in accordance with its fiduciary obligations.


COMPENSATION OF DIRECTORS

         Each member of the First Federal Board of Directors receives a fee of $750 for each board meeting attended (with one excused absence), and each non-employee director of First Federal, if a member of a committee, receives $500 for each committee meeting attended. Each member of the SouthFirst Board of Directors receives a fee of $500 for each board meeting attended.

         SouthFirst has adopted, by resolution of the Board of Directors of SouthFirst, a dividend incentive Plan pursuant to which holders of options to purchase SouthFirst Common Stock and holders of MRP grants are paid an amount equal to the number of shares underlying stock options or MRP grants held by them, as the case may be, multiplied by the amount of dividends SouthFirst pays to the holders of its Common Stock. Accordingly, during fiscal 1999, four non-employee directors were paid $4,110 with respect to the shares of Common Stock underlying options held by each of them and a total of $996 with respect to the MRPs held by each of them as provided under the dividend incentive Plan and two directors received $1620 with respect to the shares of Common Stock underlying options held by each of them and a total of $996 with respect to the MRPs held by each of them as provided under the dividend incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         SouthFirst presently does not have a compensation committee because no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Donald C. Stroup, President and Chief Executive Officer of SouthFirst and First Federal, and Joe K. McArthur, Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Federal, serve as members of the Wage and Compensation Committee of First Federal. First Federal's Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of

First Federal. SouthFirst had no "interlocking" relationships existing at or before the year ended September 30, 1999 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the First Federal Board of Directors, or where
(ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the First Federal Board of Directors.



              [The remainder of this page intentionally left blank]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 1, 1999 with respect to the beneficial ownership of SouthFirst's Common Stock by
(i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined at herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                          Shares of
                                                        Common Stock                        Percent of
                 Beneficial Owner                   Beneficially Owned(1)               Outstanding Shares
         Donald C. Stroup(2)                              60,654                               6.4%
         Joe K. McArthur(3)                               27,059                               2.9%
         Bobby R. Cook(4)                                 14,801                               1.6%
         H. David Foote, Jr.(5)                           11,520                               1.2%
         J. Malcomb Massey(6)                             22,834                               2.5%
         Allen Gray McMillan, III(7)                      15,520                               1.7%
         John T. Robbs(8)                                 20,520                               2.2%
         Charles R. Vawter, Jr.(9)                        35,809                               3.8%
         Jimmy C. Maples(10)                              16,136                               1.7%
         Jeffrey L. Gendell, et. al.(11)                  83,700                               9.3%
         Robert J. Salmon and
            Mary Anne J. Salmon(12)                       47,600                               5.3%
         Pension & Benefit Financial
            Services, Inc.,(13)                           66,400                               7.1%
         All directors and
            executive officers
            as a group (9 persons)                       224,853                              22.9%

-------------------

 (1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The percentages are based upon 902,232 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 902,232 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

 (2) Of the amount shown, 17,100 shares are owned jointly by Mr. Stroup and his wife, 300 shares are held by one of Mr. Stroup's sons, 11,491 shares are held in his account under SouthFirst's 401(k) Plan, 4,707 shares are held in his account under First Federal's ESOP, 12,450 shares are subject to presently exercisable options and 8,300 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," 4,980 shares of which are fully vested.

 (3) Of the amount shown, 1,500 shares are owned jointly by Mr. McArthur and his wife, 4,129 shares are held in his account under SouthFirst's 401(k) Plan, 4,008 shares are held in his account under First Federal's ESOP, 7,968 shares are subject to presently exercisable options and 5,312 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," 3,187 shares of which are fully vested.

 (4) Of the amount shown, 1,624 shares are held in an Individual Retirement Account for the benefit of Mr. Cook's wife.

 (5) Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.

 (6) Of the amount shown, 15,512 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Benefit Financial, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,075 shares are held in a profit sharing account, and 2,170 shares are held in an Individual Retirement Account, and 332 shares are held in his account under First Federal's ESOP.

 (7) Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.

 (8) Of the amount shown, 2,293 shares are held jointly by Mr. Robbs and his wife, 3,662 shares are held in an Individual Retirement Account for the benefit of Mr. Robb's wife, 5,000 shares are held jointly with his father, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.

 (9) Of the amount shown, 28,500 shares are held jointly by Mr. Vawter and his wife, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," 996 shares of which are fully vested.

 (10) Of the amount shown, 900 shares are held in an Individual Retirement Account, 7,364 shares are held in his account under SouthFirst's 401(k) Plan, 4,012 shares are held in his account under First Federal's ESOP, 2,490 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "B," 996 shares of which are fully vested.

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

 (12) Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998 filed by Mr. and Mrs. Salmon.

 (13) These shares are held in trust by Pension & Benefit Financial Services, Inc as trustee of First Federal's ESOP. See "Employee Stock Ownership Plan."

         There are no arrangements known to SouthFirst the operation of which would result in a change in control of SouthFirst.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 1999, the aggregate of all loans by First Federal to its officers, directors, and related interests was $2,710,000.

ITEM 13. EXHIBITS

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from
SouthFirst's: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 ("1994 S-1"); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan 'A' S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan 'B' S-8"); Registration Statement on Form S-8, Registration No. 333-4538 ("Option Plan S-8"); Registration Statement on Form S-8, Registration No. 333-85705 ("Amended Option Plan S-8"); Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K"); Annual Report on Form 10-K for the year ended September 30, 1998 (1998 Form 10-K). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         Exhibit No.       Description of Exhibit
             3.1*          Amended and Restated Certificate of Incorporation (1994 S-1).
             3.2*          Bylaws (1994 S-1, Exhibit 3.2).
             4*            Form of Common Stock Certificate (1994 S-1).

             10.1* Employment Agreement dated as of October 1, 1997 between SouthFirst Bancshares, Inc. and Donald C.
                           Stroup (1997 Form 10-K).

             10.2* Employment Agreement dated as of October 1, 1997 between SouthFirst Bancshares, Inc. and Joe K.
                           McArthur (1997 Form 10-K).

             10.3*         Employment Agreement dated as of October 1, 1997 between First Federal of the South and
                           Donald C. Stroup (1997 Form 10-K).

             10.4*         Employment Agreement dated as of October 1, 1997 between First Federal of the South and Joe K.
                           McArthur (1997 Form 10-K).

             10.5*         Employment Agreement dated as of October 31, 1997 between First Federal of the South and
                           Bobby R. Cook (1997 Form 10-K).

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

             10.6.2*       Form of Management Recognition Plan B, as amended (1995 Form 10-K).

             10.6.3*       Management Recognition Plan B, Restated and Continued (Plan "B" S-8, Exhibit 4.1).

             10.7.1*       Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7)  (1995 Form 10-K).

             10.7.2*       Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K).

             10.7.3*       From of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

             10.7.4*       Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8)

             10.75*        Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

             10.76*        Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8)

             10.8*         Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

             10.9*         Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur
                           (1995 Form 10-K).

             10.10*        Deferred Compensation Agreement between First Federal of the South and Donald C. Stroup
                           (1995 Form 10-K).

             10.11*        Employment Agreement dated as of January 1, 1998 between First Federal of the South and Jimmy C.
                           Maples (1998 Form 10-K).

             11            Statement Regarding Computation of Per Share Earnings.

             21            Subsidiaries of Registrant.

             23.1          Consent of Jones and Kirkpatrick, P.C.

             23.2          Consent of KPMG LLP

             27            Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 29th day of December, 1999.

                                          SOUTHFIRST BANCSHARES, INC.


                                          By: /s/ Donald C. Stroup
                                          Donald C. Stroup
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                       Title                            Date
       /s/ Donald C. Stroup                          Chairman, President and
       Donald C. Stroup                              Chief Executive Officer
                                                     (principal executive officer)      December 29, 1999


       /s/ Joe K. McArthur                           Executive Vice President,
       Joe K. McArthur                               Chief Operating Officer,
                                                     Chief Financial Officer,
                                                     Secretary/Treasurer and director
                                                     (principal financial and
                                                      accounting officer)               December 29, 1999


       /s/ Bobby R. Cook                             Director                           December 29, 1999
       Bobby R. Cook

       /s/ H. David Foote, Jr.                       Director                           December 29, 1999
       H. David Foote, Jr.

       /s/ J. Malcomb Massey                         Director                           December 29, 1999
       J. Malcomb Massey

       /s/ Allen Gray McMillan, III                  Director                           December 29, 1999
       Allen Gray McMillan, III

       /s/ John T. Robbs                             Director                           December 29, 1999
       John T. Robbs

       /s/ Charles R. Vawter, Jr.                    Director                           December 29, 1999
       Charles R. Vawter, Jr.

                           SOUTHFIRST BANCSHARES, INC.

EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT


11             Statement Regarding Computation of Per Share Earnings.
21             Subsidiaries of Registrant.
23.1           Consent of Jones and Kirkpatrick, P.C.
23.2           Consent of KPMG LLP
27             Financial Data Schedule.