Form 10QSB
period 1999-12-31
SOUTHFIRST BANCSHARES INC
filed 2000-02-14
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended:                           Commission File Number:
     December 31, 1999                                        1-13640



                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                            63-1121255
---------------------------------                          -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



126 North Norton Avenue, Sylacauga, Alabama                                35150
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                  205-245-4365
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

Common Stock, par value $.01 per share                    928,568 shares
--------------------------------------         Outstanding at February 14, 2000
                Class

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited).......................................................1

       Consolidated Statements of Financial Condition (Unaudited) at December 31, 1999
       and September 30, 1999 .................................................................1

       Consolidated Statements of Earnings (Unaudited) for the Three Months Ended
       December 31, 1999 and 1998..............................................................2

       Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
       Three Months Ended December 31, 1999....................................................3

       Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
       December 31, 1999 and 1998..............................................................4

       Notes to Consolidated Financial Statements (Unaudited)..................................6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations..........................................................................7

PART II - OTHER INFORMATION...................................................................12

Item 1: Legal Proceedings.....................................................................12

Item 2: Changes in Securities.................................................................12

Item 3: Defaults upon Senior Securities.......................................................12

Item 4: Submission of Matters to a Vote of Security Holders...................................12

Item 5: Other Information.....................................................................12

Item 6: Exhibits and Reports on Form 8-K......................................................12

SIGNATURES....................................................................................13

Index to Exhibits.............................................................................14

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION




Item 1: Financial Statements

                 Consolidated Statements of Financial Condition
         December 31, 1999 (Unaudited) and September 30, 1999 (Audited)

                                                                                        December 31,          September 30,
                          Assets                                                            1999                   1999
                                                                                       -------------           ------------
                                                                                                                 (Audited)
Cash and amounts due from depository institutions                                      $   5,826,531              4,969,578
Interest earning assets in other financial institutions                                    1,073,828                993,708
Investment securities held to maturity at cost                                                    --                 28,783
Investment securities available for sale, at fair value                                   39,220,995             39,312,785
Loans receivable                                                                         109,906,704            107,164,396
Less allowance for loan losses                                                              (747,256)              (851,915)
                                                                                       -------------           ------------
       Net loans                                                                         109,159,448            106,312,481

Loans held for sale at cost (which approximates fair value)                                  154,452                710,134
Premises and equipment, net                                                                5,106,344              5,178,234
Foreclosed real estate, net                                                                  795,273                568,358
Accrued interest receivable                                                                  975,393              1,018,029
Other assets                                                                                 343,596              1,397,811
Investment in affiliates                                                                      16,464                 16,464
                                                                                       -------------           ------------
       Total assets                                                                    $ 162,672,324            160,506,365
                                                                                       =============           ============
           Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                                                              $   2,997,664              3,838,290
     Interest bearing                                                                    107,298,431            110,883,586
                                                                                       -------------           ------------
       Total deposits                                                                    110,296,095            114,721,876

   Advances by borrowers for property taxes and insurance                                    254,158                441,180
   Accrued interest payable                                                                1,134,565              1,134,016
   Borrowed funds                                                                         37,029,068             28,804,068
   Accrued expenses and other liabilities                                                   (394,302)             1,053,036
                                                                                       -------------           ------------
       Total liabilities                                                                 148,319,584            146,154,176
                                                                                       -------------           ------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares issued and 904,823 outstanding shares at December 31, 1999 and 999,643
     shares issued and 904,823 outstanding shares at September 30, 1999                        9,996                  9,996
   Additional paid-in capital                                                              9,851,981              9,851,981
   Treasury stock                                                                         (1,129,738)            (1,129,738)
   Deferred compensation on common stock employee benefit plans                             (618,249)              (623,224)
   Retained earnings, substantially restricted                                             6,766,450              6,740,051
   Accumulated Other Comprehensive Income (loss)                                            (527,700)              (496,877)
                                                                                       -------------           ------------
       Total stockholders' equity                                                         14,352,740             14,352,189
                                                                                       -------------           ------------
   Total liabilities and stockholders' equity                                          $ 162,672,324            160,506,365
                                                                                       =============           ============


See accompanying notes to consolidated financial statements.

             Consolidated Statements of Earnings (Unaudited) for the Three Months Ended December 31, 1999 and December 31, 1998


                                                                               1999               1998
                                                                            ---------          ---------
  Interest and dividend income:
     Interest and fees on loans                                             2,222,349          2,080,527
     Interest and dividend income on investment securities                    620,450            572,307
                                                                                               ---------

        Total interest and dividend income                                  2,842,799          2,652,834
                                                                            ---------          ---------
  Interest expense:
     Interest on deposits                                                   1,149,681          1,473,014
     Interest on borrowed funds                                               517,956            223,028
                                                                            ---------          ---------
         Total interest expense                                             1,667,637          1,696,042
                                                                            ---------          ---------
         Net interest income                                                1,175,162            956,792
  Provision for loan losses                                                         0             37,306
                                                                            ---------          ---------
          Net interest income after provision for loan loss losses          1,175,162            919,486
                                                                            ---------          ---------

  Non-interest income:
    Service charges and other fees                                            208,315            180,583
    Employee benefit trust and consulting fees                                204,849            213,076
    Gain on sale of loans                                                     100,377            117,533
    Gain on sale of investment securities                                           0                  0
    Equity in loss of affiliate                                                     0             13,132
    Other                                                                      42,871             48,108
                                                                            ---------          ---------
       Total non-interest income                                              556,412            572,432
                                                                            ---------          ---------
  Non-interest expenses:
    Compensation and benefits                                                 864,348            917,809
    Net occupancy expense                                                      87,877             73,569
    Furniture and fixtures                                                    115,988            103,355
    Data processing                                                            81,190             86,697
    Office supplies and expenses                                               95,977             86,510
    Deposit insurance premiums                                                 27,686             30,160
    Goodwill Expense                                                           15,782              8,668
    Other                                                                     173,369             73,329
                                                                            ---------          ---------
        Total non-interest expenses                                         1,462,217          1,380,097
                                                                            ---------          ---------
        Income before taxes                                                   269,357            111,821
  Income tax expense                                                          103,595             44,626
                                                                            ---------          ---------
        Net income                                                            165,762             67,195
                                                                            =========          =========
  Primary earnings per common share                                              0.18               0.07
  Fully Diluted earnings per common share                                        0.18               0.07
  Dividends per common share                                                     0.15               0.15
  Primary weighted average common shares outstanding                          904,823            904,180
  Fully Diluted weighted average common shares                                904,823            918,145

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES




           Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 1999

--------------------------------------------------------------------------------

                                                                                              Deferred
                                                                                              Compensation
                                                                                              on Common         Retained
                                                              Additional                      Stock             Earnings
                                              Common          Paid In            Treasury     Employee          Substantially
                                              Stock           Capital            Stock        Benefit Plans     Restricted

Balance at September 30, 1999                 $   9,996       $ 9,851,981       $(1,129,738)      $(623,224)      $6,740,051

Comprehensive Income

  Net Income                                                                                                         165,762

  Other Comprehensive Income
(loss), net of tax:
  Change in unrealized gain on
  securities available-for-sale, net of
  deferred income taxes of $18,893

Total Comprehensive Income


Acquisition of Treasury Stock

Vesting of Deferred Comp Shares                                                                       4,975

Cash Dividends Declared                                                                                             (139,363)
                                              ---------       -----------       -----------       ---------       ----------


Balance at December 31, 1999                  $   9,996       $ 9,851,981       $(1,129,738)      $(618,249)      $6,766,450
                                              =========       ===========       ===========       =========       ==========


                                                Accumulated
                                                Other             Total
                                                Comprehensive     Stockholders
                                                Income (Loss)     Equity

Balance at September 30, 1999                     $(496,877)      $14,352,189

Comprehensive Income

  Net Income                                                          165,762

  Other Comprehensive Income
(loss), net of tax:
  Change in unrealized gain on
  securities available-for-sale, net of            (30,823)          (30,823)
  deferred income taxes of $18,893                                -----------

Total Comprehensive Income                                            134,939
                                                                  -----------

Acquisition of Treasury Stock

Vesting of Deferred Comp Shares                                         4,975

Cash Dividends Declared                                              (139,363)
                                                  ---------       -----------


Balance at December 31, 1999                      $(527,700)      $14,352,740
                                                  =========       ===========


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES




            Consolidated Statements of Cash Flows (Unaudited) for the
                  Three Months Ended December 31, 1999 and 1998

                                                                               1999              1998
                                                                           -----------       -----------
Operating activities:
     Net income                                                            $   165,762       $    67,195
Adjustments to reconcile net income to net cash provided by
     operating activities:
        Depreciation and amortization                                           88,413            83,522
        Provision for loan losses                                                   --            21,000
        Equity in loss of unconsolidated affiliate                                  --           (13,132)
        (Gain) Loss on Sale of Loans                                          (100,377)          117,533
        Increase (decrease) in deferred loan origination fees                   15,729           (17,469)
        Net amortization of premium on investment securities
           held to maturity                                                         --              (761)
        Net amortization of premium on investment securities
           available for sale                                                    6,380           (24,379)
        Loans originated for sale                                           (4,378,613)       (7,407,068)
        Proceeds from sale of loans                                          5,034,672         5,668,007
        (Increase) decrease in accrued interest receivable                      42,636           111,194
        (Increase) (decrease) in other assets                                1,054,215          (781,731)
        Deferred Compensation Expense                                            4,975                --
        Increase (Decrease)  in accrued interest payable                           549          (230,756)
        Increase (decrease) in accrued expenses and other liabilities       (1,428,445)          645,195
                                                                           -----------       -----------
               Net cash provided by (used in) operating activities         $   505,896       $(1,761,650)
                                                                           -----------       -----------

Investing activities:
     Net change in interest bearing deposits in banks                          (80,120)          (81,734)
     Proceeds from maturity/repay of princ HTM                                  28,783         3,488,521
     Proceeds from maturity/repay of Princ AFS                                 491,364                --
     Purchase of Investment securities AFS                                    (450,000)       (2,750,000)
     Purchase of Discount of Inv AFS                                                --             1,563
     Reinvestment of Mutual Fund Dividend                                       (5,670)           (8,058)
     Net increase in loans                                                  (2,862,696)         (741,019)
     Purchase of Premises and Equipment                                        (16,523)       (1,268,812)
        Transfer from loans of REO property                                   (226,916)         (331,755)
           Net cash (used in) provided by investing activities              (3,121,778)       (1,691,294)


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the
                  Three Months Ended December 31, 1999 and 1998


                                                                               1999              1998
                                                                           -----------       -----------
Financing activities:
     Increase (decrease) in deposits                                       $(4,425,780)      $   294,163
     Proceeds from borrowed funds                                            9,500,000         3,000,000
     Repayment of borrowed funds                                            (1,275,000)       (3,000,000)
     Cash dividends paid                                                      (139,363)         (144,080)
     Treasury Stock Purchased                                                       --          (200,660)
     Decrease in advances by borrowers
        for property taxes and insurance                                      (187,022)          (85,058)
                  Net cash provided by (used in) financing activities        3,472,835          (135,635)
                                                                           -----------       -----------
(Decrease) in cash and cash equivalents                                        856,953        (3,588,579)
Cash and cash equivalents at beginning of year                               4,969,578         9,213,906
                                                                           -----------       -----------
Cash and cash equivalents at end of year                                   $ 5,826,531         5,625,327
                                                                           ===========       ===========

Supplemental information on cash payments:
     Interest paid                                                         $ 1,667,088       $ 1,478,114
                                                                           ===========       ===========
     Income taxes paid                                                     $   600,000       $       -0-
                                                                           ===========       ===========

Supplemental information on noncash transactions:

     Real Estate owned, obtained through foreclosure                       $   222,915       $   331,755
                                                                           ===========       ===========
     Change in net unrealized gain on investment securities
        available for sale                                                 $   (30,823)      $   393,522
                                                                           ===========       ===========


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Unaudited)
                           December 31, 1999 and 1998


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended December 31, 1999, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst")and its wholly-owned subsidiary, First Federal of the South ("First Federal"), and First Federal's wholly owned subsidiary, Pension & Benefit Financial Services, Inc. ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm. Collectively, SouthFirst and its subsidiaries are referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three-month periods ended December 31, 1999 and 1998. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      NEW ACCOUNTING STANDARD

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about certain operating segments in annual financial statements and require that those enterprises report selected information about certain operating segments in interim financial reports to stockholders. This Statement was effective for fiscal year 1999. The corporation's principal activities did not constitute separate reportable segments of its business as defined in SFAS No. 131, but encompassed traditional banking activities which offered similar products and services within the same primary geographic area and regulatory and economic environment. Therefore, the Statement had no impact on the financial presentation of the corporation.


(3)      SUBSEQUENT EVENTS

         On January 19, 2000, the Company declared a regular dividend of $0.15 per share, payable on February 15, 2000 to stockholders of record on February 1, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Overview

Net income for the first quarter of fiscal 2000, which ended December 31, 1999, increased $98,567 or147% to $165,762 when compared to the same period in fiscal 1999. Net interest income increased $218,370 for the three-month period ended December 31, 1999, compared to the same period in fiscal 1999. Other income decreased $16,020 for the three-month period ended December 31, 1999, compared to the same period in fiscal 1999, while other expenses increased $82,120.

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

As of December 31, 1999, the interest rate spread increased 52 basis points as rates earned on interest-earning assets increased 19 basis points to 7.58% while the cost of funds decreased 33 basis points to 4.67%. The decrease in rates paid and the increase in rates received during this three month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, primarily in the Chilton County market area, as well as a continued upward trend of the overall interest rate environment. While the cost of funds has been steadily declining over the past several months, interest rates on consumer loans, construction loans and mortgages have increased. The average balance of interest-earning assets increased $6.5 million, or 4.5%, from $143.6 million to $150.1 million while the average balance of interest-bearing liabilities increased $7.0 million, or 5.2%, from $135.7 million to $142.7 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in an increase in net interest income of approximately $218,000, or 22.8%, and an increase in the interest rate spread from 2.39% to 2.91% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998.


Non-interest Income

Total non-interest income for the three months ended December 31, 1999, decreased approximately $16,000 to $556,000 compared to $572,000 for the three months ended December 31, 1998. A portion of the decrease in total non-interest income was attributable to a decease of approximately $8,200 in employee benefit trust and consulting fees and a decrease of $17,000 in gains on sales of loans during the first three months of fiscal 1999. Service charges and other fees increased approximately $28,000, while equity in affiliates decreased $13,000 compared to the three months ended December 31, 1998.


Non-interest Expense

Total non-interest expense for the three months ended December 31, 1999, increased by approximately $82,000 to $1,462,000 as compared to $1,380,000 for the three months ended December 31, 1998. Most of the increase is due to increases in net occupancy of approximately $14,300, office supplies of $9,500, furniture and fixtures in the amount of $12,600, and other non-interest expenses in the amount of $100,040. The increase in other non-interest expenses is comprised primarily of increases in legal, accounting, and a reduction of expense credits from mortgage origination fees as a result of a reduction of mortgage portfolio loans. Compensation and benefits decreased by approximately 54,000 for the three month period ended December 31, 1999 as compared to the three month period ended December 31, 1998.

Income Taxes

The Company's effective tax rate for the three-month periods ended December 31, 1999 and 1998, was 38.5% and 39.9%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased approximately $50,900, or 132.1%, to $103,600 for the three months ended December 31, 1999, as compared to $44,600 for the three months ended December 31, 1998, due to the increase in pre-tax earnings.

The Year 2000 Issue

As of February 14, 2000, neither SouthFirst nor First Federal has experienced any operational problems related to the Year 2000 issue.

Communications and information systems, including systems that monitor deposit and lending accounts, are critical to the business of First Federal. First Federal uses a third-party vendor for processing its primary banking applications. During the period between 1997 and 1999, SouthFirst developed plans to address the Year 2000 issue, conducted comprehensive reviews of First Federal's systems and ensured that First Federal took all necessary measures to assure adequate Year 2000 compliance. SouthFirst's systems, those of First Federal and its data processing vendor were Year 2000 compliant and no material expenditures will be necessary to implement any further modifications. The Company's data processing vendor did not experience any problems as a result of the Year 2000 issue. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which First Federal's systems rely have been modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact First Federal's systems or operations in the future.

An area of concern to SouthFirst and First Federal is the effect of Year 2000 problems on First Federal's loan customers. Failure to address Year 2000 problems could have significant impact on the ability of certain customers to continue operations. First Federal's loan portfolio could be negatively impacted if customers are unable to honor loan agreements and defaults occur as a result of failure to address Year 2000 problems. These customer relationships continue to be monitored to ensure that the necessary systems modifications will continue to be made on a timely basis. As of February 14, 2000, none of the Bank's customers have reported operational problems related to the Year 2000 issue. Nevertheless, there can be no assurance that all of First Federal's customers will maintain Year 2000 compliance. Failure of certain customers to adequately address these issues could result in loan defaults which would negatively impact First Federal's earnings.

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

                                                                       At or for the
                                                                    three months ended
                                                                       December 31,
                                                                       ------------
                                                                   1999            1998
                                                                   ----            ----
Return on assets                                                  0.41%            0.17%
Return on equity                                                  4.63%            1.71%
Equity-to-assets ratio                                            8.84%            9.92%
Interest rate spread                                              2.90%            2.39%
Net interest margin                                               3.13%            2.66%
Total risk-based capital ratio                                   17.62%           19.68%
Nonperforming loans to loans                                      0.95%            2.04%
Allowance for loan losses to loans                                0.75%            0.59%
Allowance for loan losses to average nonperforming loans         78.26%           28.83%
Ratio of net charge-offs to average loans outstanding             0.10%            0.13%
Book value per common share outstanding                         $15.89           $17.39


Significant factors affecting the SouthFirst's financial condition during the three months ended December 31, 1999 are detailed below:

Assets

Total assets increased approximately $2,166,000, or 1.35%, from $160,506,000 at September 30, 1999, to $162,672,000 at December 31, 1999. Net loans increased approximately $2,847,000 compared to September 30, 1999, primarily due to loans purchased. Investment securities held to maturity decreased $29,000 while investment securities available for sale decreased $92,000 for a net decrease of $121,000.

Liabilities

Total liabilities increased approximately $2,166,000, or 1.48%, from $146,154,000 at September 30, 1999, to $148,320,000 at December 31, 1999.
Deposits decreased approximately $4,426,000 during the period, borrowed funds increased $8,225,000, while accrued expenses and other liabilities decreased approximately $1,447,000 compared to September 30, 1999. The decrease in deposits was primarily attributable to a decline in checking account balances of approximately $2.4 million and a decline in certificates of deposit of approximately $1.5 million. While the decline in checking account balances is reflective of monthly fluctuations and seasonal trends, the decline in certificates of deposit reflects a continued trend of funds going into higher yielding investments. The decrease in accrued expenses is primarily due to fluctuations in accounts payable balances as a result of annual interest on certificates of deposit being paid on December 31, 1999.

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

At December 31, 1999, the allowance for loan losses was $747,256, as compared to $851,915 at September 30, 1999. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded allowances for loan losses of $-0- and $37,306 in the three month periods ended December 31, 1999 and 1998, respectively. Nonperforming loans at December 31, 1999 were approximately $1,046,000 as compared to approximately $1,214,000 at September 30, 1999. At December 31, 1999 and September 30, 1999, the allowance for loan losses represented 0.75% and 0.80% of average loan balances, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate.

Liquidity

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

Interest Rate Sensitivity

Changes in interest rates will not necessarily lead to changes in the net interest margin. It is the Company's goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

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

As of December 31, 1999, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:


                                                                Percent of
                                              Amount            asset base
                                              ------            ----------
                                                 (Dollars in thousands)
Tangible Capital                          $ 13,540,000              8.30%
Core Capital                                13,540,000              8.30%
Risk-Based Capital                          14,426,000             17.62%

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

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On January 19, 2000, Bobby R. Cook, President of the Western Division of First Federal and a member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit, in Chilton County, Alabama, against First Federal, SouthFirst and Donald C. Stroup, alleging wrongful termination of his employment, as President of the Western Division, and other claims. On January 24, 2000, the employment of Mr. Cook, was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, the sole shareholder of First Federal. Management believes Mr. Cook's lawsuit to be without merit and intends to vigorously defend the case. Furthermore, Management is reviewing appropriate counterclaims for damages to First Federal and SouthFirst, which may be asserted against Mr. Cook in this litigation.

Item 2: Changes in Securities

No response is required by SouthFirst to this Item.

Item 3: Defaults upon Senior Securities

No response is required by SouthFirst to this Item.

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the first quarter, ended December 31, 1999, to a vote of security holders of SouthFirst.

Item 5: Other Information

No response is required by SouthFirst to this Item.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits. The Following Exhibit is filed with this report.


      Exhibit Number                               Description
      --------------                               -----------
            27                    Financial Data Schedule (for SEC use, only)

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHFIRST BANCSHARES, INC.



Date: February 11, 2000        By: /s/ Donald C. Stroup
                                   ---------------------------------------------
                                   Donald C. Stroup, President and
                                   Chief Executive Officer
                                   (principal executive officer)


Date: February 11, 2000        By: /s/ Joe K. McArthur
                                   ---------------------------------------------
                                   Joe K. McArthur, Executive Vice
                                   President and Chief Financial Officer
                                   (principal financial and accounting officer)

                               INDEX TO EXHIBITS


Exhibit 27   Financial Data Schedule (for SEC use, only)