Form 10QSB
period 2000-03-31
SOUTHFIRST BANCSHARES INC
filed 2000-05-12
CIK 925963

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended: March 31, 2000     Commission File Number: 1-13640


                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           63-1121255
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


               126 North Norton Avenue, Sylacauga, Alabama, 35150
               --------------------------------------------------
                    (Address of principal executive offices)

                                  256-245-4365
                                  ------------
                         (Registrant's telephone number)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [x]                         No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share                 928,568 shares
--------------------------------------                 --------------
                (Class)                          (Outstanding at May 14, 2000)


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements................................................................. 1

       Consolidated Statements of Financial Condition at March 31, 2000 (Unaudited)
       and September 30, 1999 ............................................................... 1

       Consolidated Statements of Earnings (Unaudited) for the Six Months Ended
       March 31, 2000 and March 31, 1999 and Three Months Ended March 31, 2000
       and March 31, 1999.................................................................... 2

       Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
       Six Months Ended March 31, 2000....................................................... 3

       Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
       March 31, 2000 and 1999............................................................... 4

       Notes to Consolidated Financial Statements (Unaudited)................................ 6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         of Operations....................................................................... 7

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings.................................................................. 12

Item 6:  Exhibits and Reports on Form 8-K................................................... 12

SIGNATURES.................................................................................. 13

Index to Exhibits........................................................................... 14

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                          Consolidated Statements of Financial Condition
                        March 31, 2000 (Unaudited) and September 30, 1999

                                                                                                  March 31,         September 30,
                        Assets                                                                       2000               1999
                                                                                                -------------       -------------
                                                                                                                      (Audited)
Cash and amounts due from depository institutions                                               $   4,187,546       $   4,969,578
Interest-bearing deposits in other financial institutions                                           1,173,896             993,708
Investment securities held to maturity at cost                                                             --              28,783
Investment securities available for sale, at fair value                                            39,033,094          39,312,785
Loans receivable                                                                                  112,157,837         107,164,396
Less allowance for loan losses                                                                       (768,727)           (851,915)
                                                                                                -------------       -------------
       Net loans                                                                                  111,389,110         106,312,481
Loans held for sale at cost (which approximates fair value)                                           466,035             710,134
Premises and equipment, net                                                                         5,045,598           5,178,234
Foreclosed real estate, net                                                                           159,365             568,358
Other repossessed
assets                                                                                                 32,146                  --
Accrued interest receivable                                                                         1,081,653           1,018,029
Investment in affiliates                                                                               16,464              16,464
Other assets                                                                                        1,314,150           1,397,811
                                                                                                -------------       -------------
       Total assets                                                                             $ 163,899,057       $ 160,506,365
                                                                                                =============       =============
         Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                                                                       $   3,299,263           3,838,290
     Interest bearing                                                                             105,601,549         110,883,586
                                                                                                -------------       -------------
       Total deposits                                                                             108,900,812         114,721,876

   Advances by borrowers for property taxes and insurance                                             334,448             441,180
   Accrued interest payable                                                                         1,061,716           1,134,016
   Borrowed funds                                                                                  38,929,068          28,804,068
   Accrued expenses and other liabilities                                                             429,227           1,053,036
                                                                                                -------------       -------------
       Total liabilities                                                                          149,655,271         146,154,176
                                                                                                -------------       -------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares issued and 904,822 outstanding shares at March 31, 2000 and
     September 30, 1999                                                                                 9,996               9,996
   Additional paid-in capital                                                                       9,851,981           9,851,981
   Treasury stock                                                                                  (1,129,738)         (1,129,738)
   Unearned compensation on common stock employee benefit plans                                      (613,273)           (623,224)
   Retained earnings, substantially restricted                                                      6,895,034           6,740,051
   Accumulated other comprehensive income (loss)                                                     (770,214)           (496,877)
                                                                                                -------------       -------------
     Total stockholders' equity                                                                    14,243,786          14,352,189
                                                                                                -------------       -------------
       Total liabilities and stockholders' equity                                               $ 163,899,057       $ 160,506,365
                                                                                                =============       =============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Consolidated Statements of Earnings (Unaudited) for the Six Months Ended March 31, 2000 and March 31, 1999 and
              Three Months Ended March 31, 2000 and March 31, 1999


                                                                       Six Months Ended March 31,     Three Months Ended March 31,
                                                                         2000           1999             2000            1999
                                                                       ---------      ----------       ---------      ----------
Interest and dividend income:
    Interest and fees on loans                                         4,554,735       4,154,932       2,074,405       2,332,385
                                                                          59,846         109,203          32,642          32,688
    Interest income on deposit in other financial institutions
    Interest and dividend income on investment securities              1,197,417         964,628         604,173         468,837
                                                                       ---------      ----------       ---------      ----------

        Total interest and dividend income                             5,811,998       5,228,763       2,969,200       2,575,930
                                                                       ---------      ----------       ---------      ----------



Interest expense:

     Interest on deposits                                              2,264,834       2,841,108       1,115,153       1,368,094
     Interest on borrowed funds                                        1,141,453         449,294         623,498         226,265
                                                                       ---------      ----------       ---------      ----------
         Total interest expense                                        3,406,287       3,290,402       1,738,651       1,594,359
                                                                       ---------      ----------       ---------      ----------
         Net interest income                                           2,405,711       1,938,361       1,230,549         981,571
Provision for loan losses                                                     --          61,932              --          28,668
                                                                       ---------      ----------       ---------      ----------
          Net interest income after provision for loan losses          2,405,711       1,876,429       1,230,549         952,903
Non-interest income:
    Service charges and other fees                                       442,502         392,016         234,187         211,433
    Employee benefit consulting fees                                     489,672         520,563         284,822         307,486
    Gain on sale of loans                                                173,319         222,776          72,942         105,243
    Gain (Loss) on sale of foreclosed real estate                         34,431          (4,041)         34,431              --
    Gain (Loss) on sale of investment securities available for sale        1,937          43,735           1,937          22,485
    Equity in net (loss) Income of affiliate                                  --           9,804              --          (3,328)
    Other                                                                 96,621         101,700          53,751          74,843
                                                                       ---------      ----------       ---------      ----------
       Total non-interest  income                                      1,238,482       1,286,553         682,070         718,162
                                                                       ---------      ----------       ---------      ----------
Non-interest expense:
    Compensation and benefits                                          1,717,486       1,816,640         853,137         898,831
    Net occupancy expense                                                173,940         151,759          86,060          78,190
    Furniture and fixtures                                               220,890         214,032         104,904         110,677
    Data processing                                                      158,489         172,536          77,298          85,839
    Office supplies and expenses                                         183,920         179,900          87,942          93,391
    Deposit insurance premiums                                            44,522          59,512          16,837          29,353
    Goodwill expense                                                      32,086          23,209          16,066          12,853
    Other                                                                404,154         203,303         231,026         131,603
                                                                       ---------      ----------       ---------      ----------
        Total non-interest expenses                                    2,935,487       2,820,891       1,473,270       1,440,737
                                                                       ---------      ----------       ---------      ----------
        Income before taxes                                              708,706         342,091         439,349         230,328
Income tax expense                                                       274,999         135,145         171,404          90,520
                                                                       ---------      ----------       ---------      ----------
        Net income                                                       433,707         206,946         267,945         139,808
                                                                       =========      ==========       =========      ==========
Primary earnings per common share                                           0.48            0.23            0.29            0.16
Fully diluted earnings per common share                                     0.48            0.23            0.29            0.16
Dividends per common share                                                  0.30            0.30            0.15            0.15
Primary weighted average common shares outstanding                       904,822         902,605         904,822         900,994
Fully Diluted weighted average common shares outstanding                 904,822         908,629         904,822         901,395

See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2000


------------------------------------------------------------------------------------------------------------------------------------
                                                                          Deferred
                                                                          Compensation    Retained      Accumulated
                                                 Additional               on Common       Earnings      Comprehensive  Total
                                      Common     Paid In      Treasury    Stock Employee  Substantially Other          Stockholders
                                      Stock      Capital      Stock       Benefit Plans   Restricted    Income (Loss)  Equity

Balance at September 30, 1999        $   9,996  $ 9,851,981  $(1,129,738)    $(623,224)   $6,740,051     $(496,877)   $ 14,352,189
Comprehensive Income
     Net Income                                                                              433,707                       433,707
    Other Comprehensive Income,
       net  of tax:
    Change in unrealized gain on
      securities available for sale,
      net of deferred income taxes
      of $167,528                                                                                         (273,337)       (273,337)
                                                                                                                      ------------
Total Comprehensive Income                                                                                                 160,370
                                                                                                                      ------------
Vesting of Deferred Compensation
Shares                                                                           9,951                                       9,951
Cash Dividends Declared
                                                                                            (278,724)                     (278,724)
                                     ---------  -----------  -----------     ---------    ----------     ---------    ------------
Balance at March 31,2000             $   9,996  $ 9,851,981  $(1,129,738)    $(613,273)   $6,895,034     $(770,214)   $ 14,243,786
                                     =========  ===========  ===========     =========    ==========     =========    ============



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the
                     Six Months Ended March 31, 2000 and 1999

                                                                                         2000                   1999
                                                                                         ----                   ----
Operating activities:
    Net income                                                                       $   433,707           $    206,946
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Provision for loan losses                                                              --                 21,000
       Depreciation and amortization                                                     177,442                169,276
       Equity in loss (income) of unconsolidated affiliates                                   --                 (9,804)
       (Gain) loss on sale of securities                                                      --                (43,735)
       Gain (loss) on sale of loans                                                     (173,319)              (222,776)
       Increase (decrease) in deferred loan origination fees                              15,729                 (5,936)
       Net amortization of premium
          on investment securities held to maturity                                         (936)
       Net amortization of premium
          on investment securities available for sale                                     10,316                (35,959)
       Gain on sale of foreclosed real estate                                            (34,431)                 4,041
       Loans originated for sale                                                      (8,048,352)           (11,645,274)
       Proceeds from sale of loans                                                     8,465,769             11,528,900
       (Increase) decrease in accrued interest receivable                                (63,624)                67,158
       (Increase) in other assets                                                         83,661                (17,550)
       Deferred compensation expense                                                       9,951                  9,954
       Increase (decrease) in accrued interest payable                                   (72,300)              (151,297)
       Increase (decrease) in accrued expenses and other liabilities                    (456,281)               168,725
                                                                                     -----------           ------------
             Net cash used in operating activities                                   $   348,268           $     42,733
                                                                                     -----------           ------------
Investing activities:
    Net change in interest-bearing deposits in institutions                             (200,000)              (185,618)
    Purchase of interest-bearing deposits in other institutions                           20,000                     --
    Re-investment of interest-bearing deposits in other institutions                        (188)                (1,557)
    Proceeds from maturities and repayments of investments held to maturity               28,783                615,485
    Proceeds from maturities and repayments of investments
        available for sale                                                             1,109,180              4,865,472
    Purchase of investments available for sale                                        (1,265,000)           (11,716,968)
    Purchase of discount of investments available for sale                               (10,000)               156,085
    Proceeds from sale of investments available for sale                                      --             11,638,566
    Re-investment of mutual fund dividend                                                 (5,670)               (15,850)
    Net (increase) decrease in loans                                                  (5,092,358)            (2,637,541)



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited) for the
                    Six Months Ended March 31, 2000 and 1999

                                                                                2000                   1999
                                                                            ------------           ------------
    Purchase of premises and equipment                                           (44,806)            (1,507,575)
    Proceeds from sale of foreclosed real estate                                 727,004                 36,000
    Transfer from loans of real estate owned property                           (283,580)              (769,448)
    Transfer from loans to other repossessed assets                              (32,146)                    --
                                                                            ------------           ------------
             Net cash provided by (used in) investing activities            $ (5,048,781)          $    477,051
                                                                            ------------           ------------
Financing activities:
    Net increase (decrease) in deposits                                     $ (5,821,064)          $ (3,495,922)
    Proceeds from borrowed funds                                              17,900,000             26,351,593
    Repayment of borrowed funds                                               (7,775,000)           (25,601,593)
    Cash dividends paid                                                         (278,724)              (288,308)
    Treasury stock purchased                                                          --               (259,012)
    Decrease in advances by borrowers
       for property taxes and insurance                                         (106,732)               (10,877)
                                                                            ------------           ------------
               Net cash provided by (used in) financing activities             3,918,480             (3,304,119)
                                                                            ------------           ------------
(Decrease) in cash and cash equivalents                                         (782,033)            (2,784,335)
Cash and cash equivalents at beginning of period                               4,969,578              9,213,906
                                                                            ------------           ------------
Cash and cash equivalents at end of period                                  $  4,187,545           $  6,429,571
                                                                            ============           ============

Supplemental information on cash payments:
    Interest paid                                                           $  2,264,834           $  2,841,108
                                                                            ============           ============
    Income taxes paid                                                       $    814,050           $         --
                                                                            ============           ============

Supplemental information on noncash transactions:
    Change in net unrealized gain on investment securities
       available for sale                                                   $   (273,337)          $    136,756
                                                                            ============           ============

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 2000 and 1999


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended March 31, 2000, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst") and its wholly-owned subsidiary, First Federal of the South ("First Federal"), and First Federal's wholly-owned subsidiary, Pension & Benefit Trust Company ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm. Collectively, SouthFirst and its subsidiaries are referred to herein as the "Company."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the six-month periods ended March 31, 2000 and 1999. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      NEW ACCOUNTING STANDARD

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as the "Derivatives") and for hedging activities. The Statement requires that an entity recognize the Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (the "Deferral Statement"). The Deferral Statement encourages earlier application, but delays the effective date of the Statement from fiscal quarters of all fiscal years beginning after June 15, 1999 to fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with the Deferral Statement, the Company will continue to evaluate the impact and defer implementation as the Deferral Statement allows.

(3)      SUBSEQUENT EVENTS

         On April 5, 2000, the Company declared a regular dividend of $0.15 per share, payable on May 3, 2000 to stockholders of record on April 19, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         REVIEW OF RESULTS OF OPERATIONS

         Overview

         Net income for the three months and six months ended March 31, 2000 increased $128,137, or 91.7%, and $226,761, or 109.6%, respectively, compared to the same periods in fiscal 1999. Net interest income for the three months and six months ended March 31, 2000 increased $277,646, or 29.1%, and $529,282, or 28.2%, respectively, compared to the same periods in fiscal 1999. Non-interest income decreased $36,092, or 5.0%, for the three month period ended March 31, 2000, and $48,071 or 3.7% for the six-month period ended March 31, 2000, when compared to the same periods in fiscal 1999, while non-interest expense increased $32,533, or 2.3%, and $114,596, or 4.1%, for the three month and six month periods, respectively, ended March 31, 2000 compared to the same periods in fiscal 1999.

         Primary earnings per common share, based on weighted average shares outstanding, was $.29 and $.16 for the three months ended March 31, 2000 and 1999, and $.48 and $.23 for the six months ended March 31, 2000 and 1999, respectively.

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

         As of March 31, 2000, the interest rate spread increased 64 basis points as rates earned on interest-earning assets increased 71 basis points to 7.82% while the cost of funds increased 7 basis points to 4.84%. The increase in rates paid and the increase in rates received during this three month period interval reflects significantly higher interest rates as a result of the continuing upward trend of the overall interest rate environment. The cost of funds has been steadily increasing over the past several months and interest rates on consumer loans, construction loans and mortgages have increased, as well. The average balance of interest-earning assets increased $8.7 million, or 6.1%, from $143.2 million to $151.9 million while the average balance of interest-bearing liabilities increased $10.0 million, or 7.5%, from $134.1 million to $144.1 million. The combined effect of the increases in average balances and the changes in rates discussed was an increase in the interest rate spread from 2.34% to 2.98% and an increase in net interest income of $277,646, or 29.1% and $529,282, or 28.2% for the three months and six months ended March 31, 2000, as compared to the same period in 1999, respectively.

         Non-interest Income

         Total non-interest income for the six months ended March 31, 2000, decreased $48,000, to approximately $1,238,000, as compared to the six months ended March 31, 1999. A significant portion of the decrease in total non-interest income was attributable to a reduction in employee benefit consulting fees earned by

         Pension & Benefit during the first six months of fiscal 2000. This decrease, from approximately $520,000 to $490,000, was largely due to timing differences between production and receipt of consulting fees, and not a decrease in actual fees generated, which are anticipated to be received during the future months. In addition, gains on sales of loans decreased approximately $49,000 and gains on sales of investments decreased $42,000. However, gains on sales of foreclosed real estate increased $38,000, and service charges and other fee income increased by $50,000, as compared to the same period in fiscal 1999.

         For the three-month period ended March 31, 2000, total non-interest income decreased by approximately $36,000 to $682,000 compared to the same period in fiscal 1999. This decrease was primarily the result of a decrease of $32,000 from gains on sales of loans, a decrease of $23,000 in employee benefit consulting fees, and a decrease of $21,000 on gains on sales of investments. However, service charges and other fee income increased by $23,000, and gains on sales of foreclosed real estate increased by $34,000, as compared to the same period in fiscal 1999.

         Non-interest Expense

         Total non-interest expense for the six months ended March 31, 2000 increased by approximately $115,000, to $2,935,000, compared to $2,820,000 for the six months ended March 31, 1999. The increase is primarily due to increases in occupancy expense of $22,000 and other non-interest expense of $201,000. The increase in other non-interest expense is comprised, primarily, of increases in legal expenses, accounting expenses, and a reduction of expense credits from mortgage origination fees as a result of a reduction in mortgage loans closed for retention in the Company's mortgage loan portfolio. Compensation and benefit expense decreased by approximately $99,000 for the six months ended March 31, 2000, as compared to the six months ended March 31, 1999.

         For the three-month period ended March 31, 2000, total non-interest expense increased approximately $33,000, to $1,473,000, from $1,440,000 for the three-month period ended March 31, 1999. Other non-interest expense increased approximately $99,000, primarily as a result of increased legal expenses and a reduction of expense credits from mortgage origination fees as a result of the reduction in mortgage loans closed for retention in the Company's mortgage loan portfolio. This reduction was partially offset by a reduction in compensation and benefit expense, in the amount of approximately $46,000, and a combined reduction of approximately $25,000 in furniture and fixtures expense, net occupancy expense, data processing, and office supply expense.

         Income Tax Expense

         SouthFirst's effective tax rate for the six-month periods ended March 31, 2000 and 1999 was 38.8% and 39.5%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased approximately $140,000, or 103.5%, to $275,000 for the six months ended March 31, 2000, as compared to $135,000 for the six months ended March 31, 1999, due to the increase in pre-tax earnings.

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

                                                                                    At or for the
                                                                                    six months ended
                                                                                       March 31,
                                                                                       ---------
                                                                                   2000           1999
                                                                                   ----           ----
         Return on assets                                                          0.66%          0.36%
         Return on equity                                                          7.58%          3.60%
         Equity-to-assets ratio                                                    8.66%          9.99%
         Interest rate spread                                                      2.98%          2.34%
         Net interest margin                                                       3.23%          2.65%
         Total risk-based capital ratio                                           17.34%         19.68%
         Nonperforming loans to loans                                               .68%           .87%
         Allowance for loan losses to loans                                        0.69%          0.58%
         Allowance for loan losses to nonperforming loans                        100.40%         66.66%
         Ratio of net charge-offs to average loans outstanding                     0.01%          0.01%
         Book value per common share outstanding                                $ 15.77         $17.32


         Significant factors affecting the SouthFirst's financial condition during the six months ended March 31, 2000 are detailed below:

         Assets

         Total assets increased $3,393,000, or 2.1%, from $160,506,000 at September 30, 1999 to $163,899,000 at March 31, 2000. Net loans increased $5,077,000, or 4.8%, compared to September 30, 1999, primarily due to seasonal changes in mortgage loan demand and the number of loans purchased. Investment securities held to maturity decreased $29,000 while investment securities available for sale decreased $280,000 for a total decrease of $309,000.

         Liabilities

         Total liabilities increased approximately $3,501,000, or 2.4%, from $146,154,000 at September 30, 1999 to $149,655,000 at March 31, 2000.
         Deposits decreased approximately $5,821,000 during the period, borrowed funds increased $10,205,000, while accrued expenses and other liabilities decreased approximately $704,000, compared to September 30, 1999. The decrease in deposits was primarily attributable to the relatively low interest rate environment; many customers with savings deposits have removed these accounts in search of higher yielding alternatives. The increase in borrowed funds is the result of purchasing long-term collateralized mortgage obligations that reprice on a monthly basis. These mortgage obligations are funded by Federal Home Loan Bank advance borrowings that also reprice monthly. The increase in accrued expenses is primarily the result of fluctuations in accounts payable balances.

         Loan Quality

         A major key to long-term earnings growth is maintenance of a high-quality loan portfolio. SouthFirst maintains a high-quality loan portfolio by implementing and carrying out its policies and procedures for review of loans. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

         At March 31, 2000, the allowance for loan losses was $768,727, as compared to $851,915 at September 30, 1999. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded provisions for loan losses of $0 and $61,932 in the first six months of fiscal 2000 and 1999, respectively. Nonperforming loans at March 31, 2000 were approximately $766,000 as compared to approximately $1,214,000 at September 30, 1999. The reduction of non-performing loans is due to charge-offs and foreclosure sales. At March 31, 2000 and September 30, 1999, the allowance for loan losses represented 0.69% and 0.79% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate due to the fact significant loan charge-offs have not been experienced.


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

         Capital Adequacy and Resources

         Management is committed to maintaining First Federal's capital at a level sufficient to protect depositors, provide for reasonable growth, and comply fully with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

         The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied the majority of its capital requirements through the retention of earnings.

         As of March 31, 2000, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:


                                                         Percent of
                                      Amount             asset base
                                      ------             ----------
                                         (Dollars in thousands)
         Tangible Capital           $14,127,000              8.44%
         Core  Capital               14,127,000              8.44%
         Risk-Based Capital          14,834,000             17.34%


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

                           PART II. OTHER INFORMATION


         ITEM 1: LEGAL PROCEEDINGS

         On January 19, 2000, Bobby R. Cook, President of the Western Division of First Federal and a member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit, in Chilton County, Alabama, against First Federal, SouthFirst and Donald C. Stroup, alleging wrongful termination of his employment, as President of the Western Division, and other claims. On January 24, 2000, the employment of Mr. Cook, was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, the sole shareholder of First Federal. Management believes Mr. Cook's lawsuit to be without merit and intends to vigorously defend the case. Furthermore, Management has asserted appropriate counterclaims for damages to First Federal and SouthFirst, against Mr. Cook in this litigation.

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The Following Exhibit is filed with this report.


              Exhibit Number                       Description
              --------------                       -----------
                   27              Financial Data Schedule (for SEC use, only)


         (b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SOUTHFIRST BANCSHARES, INC.



Date: May 12, 2000           By: /s/ Donald C. Stroup
                                 ---------------------------------------------
                                  Donald C. Stroup, President and
                                  Chief Executive Officer
                                  (principal executive officer)


Date: May 12, 2000           By:  /s/ Joe K. McArthur
                                  --------------------------------------------
                                  Joe K. McArthur, Executive Vice President
                                  and Chief Financial Officer
                                  (principal financial and accounting officer)

                                INDEX TO EXHIBITS


Exhibit 27       Financial Date Schedule (for SEC use, only)