Form 10QSB
period 2000-06-30
SOUTHFIRST BANCSHARES INC
filed 2000-08-14
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended: June 30, 2000          Commission File Number: 13640


                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                63-1121255
 ------------------------------                              -------------------
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

         Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share                    928,568 shares
--------------------------------------           -------------------------------
              (Class)                           (Outstanding at August 14, 2000)

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS



                                                                                                     Page
                                                                                                     ----

PART I -  FINANCIAL INFORMATION

Item 1:   Financial Statements........................................................................1

          Consolidated Statements of Financial Condition at June 30, 2000 (Unaudited)
          and September 30, 1999 .....................................................................1

          Consolidated Statements of Earnings (Unaudited) for the Nine-Months ended June 30, 2000 and June 30, 1999 and Three-Months ended June 30, 2000 and June 30, 1999....................2

          Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
          Nine-Months ended June 30, 2000.............................................................3

          Consolidated Statements of Cash Flows (Unaudited) for the Nine-Months ended
          June 30, 2000 and June 30, 1999.............................................................4

          Notes to Consolidated Financial Statements (Unaudited)......................................7

Item 2:   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...............................................................................8

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings..........................................................................13

Item 6:   Exhibits and Reports on Form 8-K...........................................................13

SIGNATURES...........................................................................................14

INDEX TO EXHIBITS....................................................................................15

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                 Consolidated Statements of Financial Condition
                June 30, 2000 (Unaudited) and September 30, 1999


                                                                                        June 30,          September 30,
                  Assets                                                                  2000                1999
                                                                                     --------------      --------------
                                                                                                            (Audited)
Cash and amounts due from depository institutions                                    $    5,644,266           4,969,578
Interest-bearing deposits in banks                                                        1,211,151             993,708
Investment securities held to maturity at cost                                                   --              28,783
Investment securities available for sale, at fair value                                  38,970,506          39,312,785
Loans receivable                                                                        112,007,536         107,164,396
Less allowance for loan losses                                                             (697,063)           (851,915)
                                                                                     --------------      --------------
          Net loans                                                                     111,310,473         106,312,481
Loans held for sale at cost (which approximates fair value)                                       0             710,134
Premises and equipment, net                                                               5,000,210           5,178,234
Foreclosed real estate, net                                                                 241,762             568,358
Other Repossessed Assets                                                                      5,620                  --
Accrued interest receivable                                                               1,009,215           1,018,029
Investment in affiliates                                                                     14,287              16,464
Other assets                                                                              1,536,271           1,397,811
                                                                                     --------------      --------------
          Total assets                                                               $  164,943,761         160,506,365
                                                                                     ==============      ==============
                  Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
       Non-interest bearing                                                          $    3,052,412           3,838,290
       Interest bearing                                                                 103,247,927         110,883,586
                                                                                     --------------      --------------
          Total deposits                                                                106,300,339         114,721,876

   Advances by borrowers for property taxes and insurance                                   350,658             441,180
   Accrued interest payable                                                                 980,548           1,134,016
   Borrowed funds                                                                        42,389,068          28,804,068
   Accrued expenses and other liabilities                                                   501,948           1,053,036
                                                                                     --------------      --------------
          Total liabilities                                                             150,522,561         146,154,176
                                                                                     --------------      --------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares issued and 904,823 shares outstanding at June 30, 2000 and
       September 30, 1999                                                                     9,996               9,996
   Additional paid-in capital                                                             9,851,981           9,851,981
   Treasury stock                                                                        (1,129,738)         (1,129,738)
   Unearned compensation on common stock employee benefit plans                            (608,298)           (623,224)
   Retained earnings, substantially restricted                                            7,040,562           6,740,051
   Accumulated other comprehensive other income (loss)                                     (743,303)           (496,877)
                                                                                     --------------      --------------
          Total stockholders' equity                                                     14,421,200          14,352,189
                                                                                     --------------      --------------
          Total liabilities and stockholders' equity                                 $  164,943,761         160,506,365
                                                                                     ==============      ==============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Consolidated Statements of Earnings (Unaudited) for the
              Nine Months Ended June 30, 2000 and June 30, 1999 and
               Three Months Ended June 30, 2000 and June 30, 1999


                                                                          Nine Months Ended June 30,   Three Months Ended June 30,
                                                                             2000           1999           2000           1999
                                                                          ----------     ----------     ----------     ----------
Interest and dividend income:
    Interest and fees on loans                                             6,951,951      6,119,062      2,397,216      2,068,263
    Int. Income on deposit in other financial institutions                    96,093        180,072         36,247         75,939
    Interest and dividend income on investment securities                  1,813,410      1,510,106        615,992        444,148
                                                                          ----------     ----------     ----------     ----------
        Total interest and dividend income                                 8,861,454      7,809,240      3,049,455      2,588,350
                                                                          ----------     ----------     ----------     ----------
Interest expense:
    Interest on deposits                                                   3,354,016      4,142,750      1,089,182      1,301,642
    Interest on borrowed funds                                             1,882,241        675,735        740,788        226,442
                                                                          ----------     ----------     ----------     ----------
         Total interest expense                                            5,236,257      4,818,485      1,829,970      1,528,084
                                                                          ----------     ----------     ----------     ----------
         Net interest income                                               3,625,197      2,990,755      1,219,485      1,060,266
Provision for loan losses                                                      5,572        108,847          5,572         70,123
                                                                          ----------     ----------     ----------     ----------
          Net interest income after provision for loan loss losses         3,619,625      2,881,908      1,213,913        990,143
                                                                          ----------     ----------     ----------     ----------
Non-interest income:
    Service charges and other fees                                           630,539        610,793        188,038        218,777
    Employee benefit trust and consulting fees                               821,060        821,557        331,389        302,511
    Gain on sale of loans                                                    252,298        313,559         78,979         90,783
    Gain (Loss) on sale of foreclosed real estate                             34,431         (4,041)            --             --
    Gain (Loss) on maturity of investment security AFS                         1,937        137,586             --         85,978
    Profit (Loss) from sale of equipment                                          --           (378)            --           (378)
    Equity in net (loss) Income of affiliate                                  (2,177)        (9,634)        (2,177)       (19,437)
    Other                                                                    155,242        160,019         58,620         56,803
                                                                          ----------     ----------     ----------     ----------
       Total non-interest income                                           1,893,330      2,029,461        654,849        735,037
                                                                          ----------     ----------     ----------     ----------
Non-interest expenses:
    Compensation and benefits                                              2,537,788      2,701,335        820,301        884,695
    Net occupancy expense                                                    259,617        229,954         85,679         78,196
    Furniture and fixtures                                                   327,135        329,417        106,246        115,382
    Data processing                                                          233,773        255,048         75,285         82,511
    Office supplies and expenses                                             272,602        282,802         88,683        102,902
    Deposit insurance premiums                                                61,015         88,354         16,493         28,840
    Goodwill Expense                                                          47,346         38,990         15,782         15,782
     Other                                                                   599,089        383,597        194,407        157,092
                                                                          ----------     ----------     ----------     ----------
        Total non-interest expenses                                        4,338,365      4,309,497      1,402,876      1,465,400
                                                                          ----------     ----------     ----------     ----------
        Income before taxes                                                1,174,590        601,872        465,886        259,780
Income tax expense                                                           455,993        236,376        180,995        101,231
                                                                          ----------     ----------     ----------     ----------
        Net income                                                           718,597        365,496        284,891        158,549
                                                                          ==========     ==========     ==========     ==========
Primary earnings per common share                                               0.79           0.41           0.31           0.18
Fully Diluted earnings per common share                                         0.79           0.41           0.31           0.18
Dividends per common share                                                      0.45           0.45           0.15           0.15
Primary weighted average common shares outstanding                           904,822        901,080        904,822        898,032
Fully Diluted weighted average common shares outstanding                     904,822        901,381        904,822        898,032


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                     for the Nine Months Ended June 30, 2000




                                                                         Deferred
                                                                       Compensation       Retained     Accumulated
                                            Additional                   on Common        Earnings        Other          Total
                                    Common   Paid In      Treasury     Stock Employee  Substantially  Comprehensive   Stockholders
                                    Stock    Capital       Stock        Benefit Plans    Restricted    Income (Loss)     Equity

Balance at September 30, 1999       $9,996  $9,851,981  $ (1,129,738)    $ (623,224)     $6,740,051     $ (496,877)    $ 14,352,189

Comprehensive Income

Net Income                                                                                  718,597                         718,597

  Other Comprehensive Income,
  net of tax:
  Change in unrealized gain on
  securities available-for-sale,
  net of deferred income taxes of
  $151,033                                                                                                (246,426)        (246,426)
                                                                                                                       ------------

Total Comprehensive Income                                                                                                  472,171
                                                                                                                       ------------

Vesting of Deferred Compensation                                             14,926                                          14,926
Shares

Cash Dividends Declared                                                                    (418,086)                      (418,086)
                                    ------  ----------  ------------     ----------      ----------     ----------    ------------


Balance at June 30, 2000            $9,996  $9,851,981  $ (1,129,738)    $ (608,298)     $7,040,562     $ (743,303)   $ 14,421,200
                                    ======  ==========  ============     ==========      ==========     ==========    ============

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Cash Flows (Unaudited) for the
                Nine Months Ended June 30, 2000 and June 30, 1999


                                                                                              1999                   2000
                                                                                          ------------           ------------
Operating Activities:
   Net Income                                                                             $    718,597           $    365,496
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating
            Activities:
         Provision for loan losses                                                               5,572                108,847
         Depreciation and amortization                                                         268,005                224,143
         Equity in loss of unconsolidated affiliate                                              2,177                  9,634
         Loss on sale of premises & equipment                                                       --                    378
         (Gain) loss on sale of securities                                                          --               (137,586)
         (Gain) loss on sale of loans                                                         (252,298)              (313,559)
         Increase (decrease) in deferred loan origination fees                                  15,729                 13,755
         Net amortization of premium on investment securities held to maturity                      --                 (1,066)
         Net amortization of premium on investment securities available for sale                12,241               (166,877)
         Gain on sale of foreclosed real estate                                                (34,431)                 4,041
         Loans originated for sale                                                         (11,705,162)           (17,089,411)
         Proceeds from sale of loans                                                        12,694,120             17,163,750
         (Increase) decrease in accrued interest receivable                                      8,814                143,070
         Increase (decrease) in other assets                                                  (138,459)               166,287
         Deferred compensation expense                                                          14,926                 14,926
         Increase (decrease) in accrued interest payable                                      (153,468)               (21,242)
         Increase (decrease) in accrued expenses and other liabilities                        (400,058)               129,016
                                                                                          ------------           ------------
            Net cash provided by (used in) operating activities                              1,056,305                613,602


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


          Consolidated Statements of Cash Flows (Unaudited), Continued
                Nine Months Ended June 30, 2000 and June 30, 1999


                                                                                              2000                   1999
                                                                                          ------------           ------------
Investing Activities:
         Net change in interest bearing deposits in banks                                     (270,000)            (1,193,618)
         Purchase of interest-bearing deposits in other financial institutions                  53,000                     --
         Re-investment of dividend-interest-bearing deposits in other financial                   (443)                (6,716)
         institutions
         Proceeds from maturity/repayment of principal held to maturity                         28,783              1,753,231
         Proceeds from maturity/repayment of principal available for sale                    1,500,750              6,136,952
         Purchase of investment securities available for sale                               (1,552,500)           (18,716,968)
         Purchase of discount of investments available for sale                                (10,000)               306,172
         Proceeds from sale of investments available for sale                                       --             18,812,444
         Reinvestment of mutual fund dividend                                                   (5,670)               (23,722)
         Net increase in loans                                                              (5,019,293)            (1,763,178)
         Purchase of premises & equipment                                                      (89,981)            (1,558,626)
         Proceeds from sale of foreclosed real estate                                          743,692                 36,000
         Proceeds from sale of other assets                                                         --                 12,000
         Transfer from loans of real estate owned property                                    (382,665)              (769,448)
         Transfer from loans to other repossessed assets                                       (32,146)                    --
                                                                                          ------------           ------------
            Net cash (used in) provided by investing activities                             (5,036,473)             3,024,523
Financing Activities:
         Increase (Decrease) in Deposits                                                    (8,421,536)            (7,740,978)
            Proceeds from borrowed funds                                                    30,150,000             34,626,593
            Repayment of borrowed funds                                                    (16,565,000)           (33,641,593)

    See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


          Consolidated Statements of Cash Flows (Unaudited), Continued
                Nine Months Ended June 30, 2000 and June 30, 1999


                                                                                                    2000                  1999
                                                                                                 ----------            ----------
            Cash dividends paid                                                                    (418,086)             (432,483)
            Treasury stock purchased                                                                     --              (259,012)
            Decrease in advances by borrowers for property taxes and insurance                      (90,522)               40,589
                                                                                                 ----------            ----------
                                   Net cash provided by (used in) financing activities            4,654,856            (7,406,884)
                                                                                                 ----------            ----------
(Decrease) in Cash and Cash Equivalents                                                             674,688            (3,768,759)
Cash and Cash Equivalents at Beginning of Period                                                  4,969,578             9,213,906
                                                                                                 ----------            ----------
Cash and Cash Equivalents at End of Period                                                        5,644,266             5,445,147
                                                                                                 ==========            ==========

Supplemental Information on Cash Payments:
         Interest Paid                                                                            5,389,725             4,826,248
                                                                                                 ==========            ==========
         Income Taxes Paid                                                                        1,222,260                 4,950
                                                                                                 ==========            ==========

Supplemental Information on Non-cash Transactions:
         Change in Net Unrealized Gain on Investment Securities Available for Sale                 (246,426)             (302,685)
                                                                                                 ==========            ==========


    See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Unaudited)

(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended June 30, 2000, was derived from the financial records of SouthFirst Bancshares, Inc. and its wholly-owned subsidiary, First Federal of the South ("First Federal"), and First Federal's wholly owned subsidiaries, Pension & Benefit Financial Services, Inc., a Montgomery, Alabama-based employee benefits trust and consulting company, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the "Company" and as "SouthFirst."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the nine-month periods ended June 30, 2000 and 1999. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

(3)      SUBSEQUENT EVENTS

         On July 19, 2000, the Company declared a regular dividend of $0.15 per share, payable on August 15, 2000 to stockholders of record on August 1, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         REVIEW OF RESULTS OF OPERATIONS

         OVERVIEW

         Net income for SouthFirst Bancshares, Inc. and its subsidiaries (referred to collectively herein as "SouthFirst" and as the "Company") for the three months and nine months ended June 30, 2000, increased $126,342 or 79.7% and increased $353,101 or 96.6%, respectively, when compared to the same periods in fiscal 1999. Net interest income for the three months and nine months ended June 30, 2000, increased $159,219 or 15% and increased $634,442 or 21.2%, respectively, as compared to the same periods in fiscal 1999. Other income decreased $80,180 or 10.9% for the three month period ended June 30, 2000, and $136,131 or 6.7%for the nine-month period ended June 30, 2000, when compared to the same periods in fiscal 1999, while other expenses decreased $62,524 or4.3% and increased $28,868 or .7% for the three months and nine months periods, respectively, ended June 30, 2000 compared to the same periods in fiscal 1999.

         Primary earnings per common share, based on weighted average shares outstanding, was $0.31 and $0.18 for the three months ended June 30, 2000 and 1999, and $0.79 and $0.41 for the nine months ended June 30, 2000 and 1999, respectively.

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

         For the three-month period ended June 30, 2000, the interest rate spread increased 38 basis points as rates earned on interest-earning assets increased 42 basis points to 7.80% while the cost of funds increased 4 basis points to 4.85%. The increase in rates paid and the increase in rates charged during this three month interval reflects the recent increases in the overall interest rate environment. The average balance of interest-earning assets increased $9.8 million, or 6.9%, from $141.5 million to $151.3 million while the average balance of interest-bearing liabilities increased $9.9 million, or 7.4%, from $133.7 million to $143.6 million. The combined effect of the increases in average balances and the changes in rates discussed was to cause an increase in the interest rate spread from 2.57% to 2.95% and an increase in net interest income of $634,442, or 21.2%, for the nine months ended June 30, 2000, as compared to the same period in 1999.

         For the three-month period ended June 30, 2000, net interest income increased $159,219 or 15%, as compared to the same period in 1999.

         NON-INTEREST INCOME

         Total non-interest income for the nine months ended June 30, 2000, decreased $136,000, to $1,893,000, as compared to the nine months ended June 30, 1999. A significant portion of the decrease in total non-interest income was attributable to a decrease of approximately $61,000 in gain on sale of loans and a decrease of approximately $136,000 in gain on sale of investment securities, partially offset by an increase of approximately $20,000 in service charges and other fees, and an increase of approximately $38,000 in gain on sale of foreclosed real estate.

         For the three-month period ended June 30, 2000, total non-interest income decreased by approximately $80,000 to $655,000 compared to the same period in fiscal 1999. This decrease was primarily the result of a decrease of $12,000 from gain on sale of loans, a decrease of approximately $86,000 from gain on sale of investments, a decrease of $31,000 on income from service charges and fees, partially offset by an increase of $28,000 in employee benefit trust and consulting fees, and a decrease of $17,000 in equity in net losses of affiliates.

         NON-INTEREST EXPENSE

         Total non-interest expense for the nine months ended June 30, 2000, increased by approximately $29,000 to $4,338,000, as compared to $4,309,000 for the nine months ended June 30, 1999. This increase in non-interest expense is primarily due to increases in net occupancy expense of $30,000, and increase in litigation and other legal expenses of $214,000, partially offset by decreases in compensation and benefit expenses of $163,000, decreases in data processing expense of $21,000, decreases in office supply expenses of $10,000, and decreases in deposit insurance premiums of approximately $27,000.

         For the three-month period ended June 30, 2000, total non-interest expense decreased approximately $63,000 to $1,403,000, as compared to $1,465,000 for the three-month period ended June 30, 1999. This decrease in non-interest expense is primarily due to decreases in compensation and benefit expenses of $65,000, furniture and fixture expenses of $9,000, office supply expenses of $14,000, deposit insurance premium expenses of $13,000, offset by increases in other non-interest expenses of $37,000. The decrease in compensation expense has been the result of efforts to consolidate job duties of employees who have resigned or who have been terminated.

         INCOME TAX EXPENSE

         SouthFirst's effective tax rate for the nine-month periods ended June 30, 2000 and 1999 was 38.8%, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased approximately $220,000, or 92.9%, to $456,000 for the nine months ended June 30, 2000, as compared to $236,000 for the nine months ended June 30, 1999, due to the increase in pre-tax earnings.

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

                                                                     At or for the
                                                                   nine months ended
                                                                       June 30,
                                                                   -----------------
                                                                2000              1999
                                                               -------           -------
Return on assets                                                  0.59%             0.31%
Return on equity                                                  6.72%             3.14%
Equity-to-assets ratio                                            8.75%             9.98%
Interest rate spread                                              2.95%             2.57%
Net interest margin                                               3.19%             2.83%
Total risk-based capital ratio                                   14.78%            18.41%
Nonperforming loans to loans                                       .39%             1.28%
Allowance for loan losses to loans                                0.63%             0.59%
Allowance for loan losses to nonperforming loans                159.75%            46.19%
Ratio of net charge-offs to average loans outstanding             0.14%             0.16%
Book value per common share outstanding                        $ 15.94           $ 16.71

Significant factors affecting the SouthFirst's financial condition during the nine months ended June 30, 2000 are detailed below:

ASSETS

Total assets increased $4,438,000, or 2.8%, from $160,506,000 at September 30, 1999 to $164,944,000 at June 30, 2000. Net loans increased $4,998,000 or 4.7%, compared to September 30, 1999, primarily due to increases in residential construction loans originated and purchased. Investment securities held to maturity decreased $29,000 while investment securities available for sale decreased $342,000 for a total decrease of $371,000.

LIABILITIES

Total liabilities increased $4,369,000, or 3.0%, from $146,154,000 at September 30, 1999 to $150,523,000 at June 30, 2000. Deposits decreased approximately $8,422,000 during the period, borrowed funds increased $13,585,000 to $42,389,000, and accrued expenses and other liabilities decreased approximately $591,000. Deposit decreases were primarily attributable to the relatively low interest rate environment with savings deposits leaving in search of higher yields. The increase in borrowed funds was the result of funding deposit outflows, as well as for funding loan growth. The decrease in accrued expenses is primarily the result of fluctuations in accounts payable balances.

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

At June 30, 2000, the allowance for loan losses was $697,063, as compared to $851,915 at September 30, 1999. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded provisions for loan losses of $5,572 and $108,847 in the first nine months of fiscal 2000 and 1999, respectively. Nonperforming loans at June 30, 2000 were approximately $436,000 as compared to approximately $1,378,000 at September 30, 1999. The reduction of non-performing loans is due to charge-offs and the write down of real estate loans. At June 30, 2000 and September 30, 1999, the allowance for loan losses represented 0.62% and 0.79% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectability of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectability. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal.

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

As of June 30, 2000, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                             Percent of
                                                 Amount      asset base
                                              -----------    ----------
                                               (Dollars in thousands)
Tangible Capital                              $14,418,000       8.52%
Core Capital                                   14,418,000       8.52%
Risk-Based Capital                             15,043,000      14.78%

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

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

On January 19, 2000, Bobby R. Cook of the Western Division of First Federal and a member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit, in Chilton County, Alabama, against First Federal, SouthFirst and Donald C. Stroup, alleging wrongful termination of his employment, as President of the Western Division, and other claims. On January 24, 2000, the employment of Mr. Cook was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, the sole shareholder of First Federal. Management believes Mr. Cook's lawsuit to be without merit and intends to vigorously defend the case. Furthermore, Management has asserted appropriate counterclaims for damages to First Federal and SouthFirst, against Mr. Cook in this litigation.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. No exhibits are required to be filed with this report.

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOUTHFIRST BANCSHARES, INC.



Date: August 14, 2000                        By: /s/ Donald C. Stroup
                                                 -------------------------------
                                                 Donald C. Stroup, President and
                                                 Chief Executive Officer
                                                 (principal executive officer)


Date: August 14, 2000                        By:  /s/ Joe K. McArthur
                                                  ------------------------------
                                                  Joe K. McArthur, Executive
                                                  Vice President and Chief
                                                  Financial Officer (principal
                                                  financial and accounting
                                                  officer)

                               INDEX TO EXHIBITS


Exhibit 27.1      Financial Data Schedule (for SEC use, only)