Form 10KSB40
period 2000-09-30
SOUTHFIRST BANCSHARES INC
filed 2000-12-22
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-KSB

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                    the fiscal year ended September 30, 2000

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

         Issuer's Revenues for the fiscal year ended September 30, 2000:
$14,014,685

         The aggregate market value of the common equity held by non-affiliates of the Registrant (716,488 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant's Common Stock on December 18, was $6,985,758. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant.

         The number of shares outstanding of the Registrant's Common Stock as of December 15, 2000: 928,568 shares of $.01 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

         Transitional Small Business Disclosure Format: Yes [ ]   No [X]

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

         Management has endeavored in its communications, in its Annual Report, and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. ("SouthFirst") and the industry in which SouthFirst competes. Any "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst's financial performance and could cause actual results for fiscal year 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward- looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OF SOUTHFIRST

         SouthFirst Bancshares, Inc. ("SouthFirst") was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South ("First Federal"), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision ("OTS") for the purpose of becoming a holding company to own all of the outstanding Common Stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the "Conversion"), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst's business primarily involves directing, planning and coordinating the business activities of its wholly-owned subsidiary, First Federal, along with First Federal's two wholly-owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., D/B/A Pension & Benefit Trust Company ("Pension & Benefit") an employee benefit plan consulting firm and trust company, located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. ("SouthFirst Mortgage"), a subsidiary, through which First Federal conducts a residential mortgage and construction lending operation. Further, SouthFirst has recently organized, as a wholly-owned subsidiary, SouthFirst Financial Services, Inc. ("SouthFirst Financial"), located in Montgomery, Alabama, through which SouthFirst intends to provide insurance products and other financial services to the customers of First Federal. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

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

         At September 30, 2000, First Federal conducted business from four full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega, Clanton, and Centreville. In addition, SouthFirst Mortgage, the wholly-owned subsidiary of First Federal, operates a loan production office in the Alabama city of Hoover (a suburb of metropolitan Birmingham), primarily to enhance First Federal's construction lending activities in the growing residential markets of metropolitan Birmingham. Further, First Federal operates a loan production office in Dothan, Alabama, to enhance residential mortgage and construction lending in the fast growing "wire grass" region of southern Alabama and northwest Florida. First Federal also pursues other types of loans such as consumer and commercial loans in the Birmingham and Dothan market areas, as demands dictate.

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

         MARKET AREA

         First Federal's primary deposit gathering and lending area covers Talladega, Chilton and Bibb Counties in central Alabama. To a lesser extent, First Federal's deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 77,000 based on 1996 census data as published by the U.S. Bureau of Vital Statistics. Chilton County and Bibb County had populations of approximately 35,000 and 18,000, respectively, based on 1996 CACI, Inc. estimates. First Federal's main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. First Federal's branch office in Talladega is situated approximately 55 miles east of Birmingham. First Federal's Clanton office is located approximately 55 miles north of Montgomery. First Federal's Centreville office is located approximately 25 miles south of Tuscaloosa. The loan production office of SouthFirst Mortgage in Hoover is situated within the Birmingham metropolitan area. The Dothan loan production office is located approximately 191 miles southeast of Birmingham.

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

         First Federal's Clanton office, in Chilton County, and Centreville office, in Bibb County, were each acquired by First Federal on October 31, 1997. Although Chilton and Bibb Counties are generally rural areas in which the economy is largely based on the growth and harvesting of peaches, each of these counties has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County's employers include GulfStates Paper Corp., International Paper Corp. and Union Camp Corp. Both counties are in close proximity to the Birmingham metropolitan area. Bibb County is located near Tuscaloosa and the fast-growing town of Vance, the home of a relatively-recent Mercedes-Benz manufacturing plant.

         RESIDENTIAL LENDING

         First Federal's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in First Federal's market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal personnel. No loan brokers or commissioned loan officers are used. Conventional residential loans are priced based on rates offered by the local competition and the secondary market. At September 30, 2000, First Federal had $58.6 million, or 54% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

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

         Adjustable rate mortgage ("ARM") loans originated by First Federal consist of one-, three-, five-, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost of funds indexes. At September 30, 2000, First Federal held approximately $37.9 million ARMs, which represented approximately 34.9% of First Federal's total loan portfolio. First Federal's ARM loans are subject to a limitation of 2.0% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

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

         First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. On September 30, 2000, such loans amounted to $7.3 million. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 100% of the appraised value of the property, with the requirement that private mortgage insurance be obtained. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

         CONSTRUCTION LENDING - SOUTHFIRST MORTGAGE, INC.

         Although First Federal does make certain residential construction loans through its loan production office in Dothan, Alabama, the majority of the residential construction lending of First Federal is conducted by its wholly-owned subsidiary, SouthFirst Mortgage, located in Hoover, Alabama, a suburb of Birmingham. At September 30, 2000, committed construction loans secured by single-family residential property totaled $36.8 million; of this amount, approximately $12.5 million was not disbursed. SouthFirst Mortgage makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. SouthFirst Mortgage also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

         Construction loan proceeds are disbursed in increments as construction progresses. Disbursements are scheduled by contract, with SouthFirst Mortgage reviewing the progress of the underlying construction project prior to each disbursement. The construction loan agreements of SouthFirst Mortgage with builders generally provide that principal repayments are required as individual units are sold to third parties.

         Construction loans are principally made to builders who have an established credit history with SouthFirst Mortgage and First Federal, as well as to builders who are referred by such borrowers. New builders must be approved by First Federal's Loan Committee and, further, must display the same levels of knowledge and financial strength similar to that of existing builders. The application process includes a submission to SouthFirst Mortgage of plans, specifications and costs of the project to be constructed or developed. SouthFirst Mortgage and the Loan Committee of First Federal also review the borrower's existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by the SouthFirst Mortgage and the Loan Committee. The residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an "as completed" basis. SouthFirst Mortgage generally obtains personal guarantees for all of its construction loans and converts many of its construction loans to permanent loans upon completion of the construction phase.

         Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand; and, thus, are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, SouthFirst Mortgage may be required to advance funds beyond the amount originally committed in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Margie R. Bryant, President and CEO of SouthFirst Mortgage, manages the Hoover loan production office. Her primary responsibility is to manage the construction lending portfolio of SouthFirst Mortgage. Ms. Bryant performs all underwriting of the construction loans and has the authority to originate construction loans up to $350,000. No other loan officer of First Federal or its affiliates has this amount of lending authority. Loans in excess of $350,000 must be approved by the Board of Directors of SouthFirst Mortgage and the Loan Committee of the First Federal Board of Directors. Funds are disbursed based upon percentage of completion as verified by on-site inspections performed by Ms. Bryant and other qualified employees of SouthFirst Mortgage.

         Ms. Bryant is responsible for soliciting business, performing credit-risk assessments and annual credit reviews, preparing loan origination documents, maintaining loan files, performing site inspections and disbursing loan proceeds. SouthFirst Mortgage is heavily dependent on Ms. Bryant for determining the quality of the construction loan portfolio and the accuracy of the recorded balances. Ms. Bryant reports loan information to the SouthFirst Mortgage Board and the First Federal Board on a monthly basis. In addition, First Federal has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances and other related construction loan accounts of SouthFirst Mortgage are fairly stated. Over time, these procedures have been developed and closely coordinated with First Federal's independent auditors and First Federal's Internal Control Review Committee, which reports to the First Federal Board of Directors on a quarterly basis.

         At September 30, 2000, 18 borrowers had construction loan commitments from SouthFirst Mortgage in excess of $500,000 with the largest commitment being $3,844,569. The majority of loans in the construction loan portfolio were made on a speculative basis. As previously discussed, construction loans are typically outstanding for a period of 12 months or less. If the loan is not paid within the original 12 month period, it is renewed for a six month period. All renewals are approved by SouthFirst

Mortgage and First Federal's Loan Committee. At September 30, 2000, there were 19 such renewal loans totaling $2,221,340.

         Under federal law, the aggregate amount of loans that SouthFirst Mortgage and First Federal are permitted to make to any one borrower is generally limited to the greater of 15% (25% if the security has a readily ascertainable value) of unimpaired capital and surplus of First Federal, or $500,000. First Federal and SouthFirst Mortgage have received permission from the OTS to increase the applicable loan-to-one-borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers is 30% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150% of First Federal's unimpaired capital and surplus.

         COMMERCIAL LENDING

         At September 30, 2000, commercial lending totaled $13.8 million, or 12.7%, of First Federal's total loan portfolio. First Federal's commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

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

         CONSUMER LENDING AND OTHER LENDING

         As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 2000, consumer loans totaled $5.2 million, or 4.8% of First Federal's total loan portfolio. This amount includes $1.1 million of loans secured by savings accounts, $2.3 million of loans secured by vehicles, and $1.8 million in other secured loans.

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

         LOAN APPROVAL

         All first-mortgage loans, other than construction loans less than $350,000, are underwritten and approved by the Loan Committee of the First Federal Board of Directors. In addition, all one-to-four family loans in excess of $250,000 must be approved by the Loan Committee. Ms. Bryant has underwriting and loan approval authority for any construction loan up to $350,000. See "-- Construction Lending - SouthFirst Mortgage, Inc." First Federal has implemented a second loan review policy applicable to all loans that are brought before the Loan Committee that the Loan Committee has not yet approved or denied. The second loan review for loans that have not yet been approved or denied is performed by designated members of First Federal's Internal Control Review Committee on a timely basis following the initial meeting of the Loan Committee. After the second loan review, the Loan Committee makes a final determination as to whether the loan application will be denied or approved.

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

         First Federal also faces significant competition for originations of residential construction loans. First Federal's competition for these loans comes principally from larger savings associations and commercial banks who have greater financial resources than First Federal. First Federal competes for residential construction loans primarily through the quality of service it provides borrowers and the long-standing business relationships that First Federal has with builders and developers in the area.

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

         EMPLOYEES

         First Federal presently employs 60 individuals on a full-time basis, including 15 officers, and 5 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

BUSINESS OF SUBSIDIARIES

         SOUTHFIRST MORTGAGE, INC.

         SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly-owned operating subsidiary of First Federal. Through SouthFirst Mortgage, First Federal is conducting residential mortgage and construction lending activities in Birmingham, Alabama, and intends to pursue such activities in other markets (See "Business of First Federal - Construction Lending - SouthFirst Mortgage, Inc." above).

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

         MAGNOLIA TITLE SERVICE, INC.

         At September 30, 2000, SouthFirst owned a 50% interest in Magnolia Title Services, Inc. ("Magnolia"), a company which provides title insurance and related services to borrowers and lenders. Magnolia has not been profitable since its inception. Start-up losses at Magnolia have resulted in a write-off of SouthFirst's investment, in the amount of $245,000. As a consequence, SouthFirst has undertaken programs to re-evaluate its ownership interest in Magnolia.

         SOUTHFIRST FINANCIAL SERVICES, INC.

         SouthFirst Financial was incorporated on June 16, 2000, as the wholly-owned subsidiary of SouthFirst. Through SouthFirst Financial, SouthFirst intends to provide insurance products and other financial services to the customers of First Federal and to others. At September 30, 2000, SouthFirst Financial was not yet actively conducting business.

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

         As a result of the recapitalization of the SAIF implemented by the Economic Growth and Regulatory Paperwork Reduction Act (the "Economic Growth Act") (see " -- Special FDIC Assessment"), the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. For the first half of 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as First Federal, at zero to 27 basis points. In addition, SAIF-insured institutions were required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between
6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks were assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members were assessed at the same rate for FICO obligations.

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

         The OTS, also, has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 2000, First Federal was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal's activities.

         Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of "1," the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. "Core capital" includes, generally, (i) common stockholders' equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related surplus, (iii) non-withdrawable accounts and certain pledged deposits of mutual savings associations, and (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association's (A) investments in certain "non-includable" subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 2000, First Federal's ratio of tangible and core capital to total adjusted assets was 9.14%.

         The "tangible capital" requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means (i) common stockholders' equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related earnings, (iii) non-withdrawable accounts and pledged deposits that qualify as core capital and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not "includable subsidiaries"

         Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 2000, First Federal's ratio of total capital to total risk-weighted assets was 16.02%.

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

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION-- Capital Resources" for tables setting forth First Federal's compliance with its regulatory capital requirements as of September 30, 2000.

         PROMPT CORRECTIVE ACTION

         Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6.0% or greater, has a leverage capital ratio of 5.0% or greater and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and has either a leverage ratio of 4.0% or greater or has a leverage ratio that is 3.0% or greater, if the savings association receives a composite rating of 1 on the CAMEL financial institutions rating system, and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or has a Tier 1 risk-based capital ratio that is less than 4.0% or has either a leverage ratio that is less than 4.0% or has a leverage ratio that is less than 3.0% if the savings association receives a composite rating of 1 on the CAMEL financial institutions rating system; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% and (v) "critically undercapitalized" if the financial association has a ratio of tangible equity to total assets that is less than 2.0%. However, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2000, First Federal was classified as a "well capitalized" institution.

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

         OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year, or
(ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. A Tier 2 association is an association that has capital equal to or in excess of its minimum capital requirements but does not meet the fully phased-in capital requirement both before and after the proposed distribution. A Tier 3 association is defined as an association that has capital less than its minimum capital requirement before or after the proposed distribution. At September 30, 2000, First Federal was rated a Tier 1 institution. In the event First Federal's capital falls below its fully phased-in requirement or the OTS notifies it that it is in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, otherwise permissible under the regulations, if the OTS determines that the proposed distribution by a savings association would constitute an unsafe or unsound practice. Finally, under FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (i.e., not meet any one of its minimum regulatory capital requirements).

         QUALIFIED THRIFT LENDER TEST

         HOLA requires savings associations to meet the Qualified Thrift Lender ("QTL") test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or
(ii) maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, a saving's association's total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. "Qualified thrift investments" includes various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans, (vii) education loans and (viii) shares in the FNMA, FHLMC and FHLB owned by the savings association. In addition, subject to a 20% of portfolio assets limit, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas. At September 30, 2000, First Federal was a Qualified Thrift Lender.

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

         TRANSACTIONS WITH AFFILIATES

         Generally, statutory restrictions, promulgated by OTS regulations and by Section 23A and 23B of the Federal Reserve Act, limit the authority of First Federal to engage in transactions with affiliates. These restrictions require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the institution as comarable transactions with non-affiliates. In addition, extensions of credit and certain other transactions with affiliates are restricted to an aggregate percentage of a savings association's capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the institution. Affiliates of First Federal include, among other things, SouthFirst and any company which would be under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. Currently, a subsidiary of a savings association that is not also a depository institution is not treated as an affiliate of the savings association for purposes of Section 23A and 23B.

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

         First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at September 30, 2000 of $2,229,800.

         Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. Long term advances may only be made for the purpose of providing funds for residential housing. At September 30, 2000, First Federal had $35.8 million of advances outstanding from the FHLB.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 2000 and September 30, 1999, dividends were paid by the FHLB to First Federal in the amount of $150,603 and $113,135, respectively. If the dividends were reduced, or interest subsidies on future FHLB advances were to increase, First Federal's net interest income would likely be reduced.

         FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $4.4 million of transaction accounts, while reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of the institution's interest-earning assets. At September 30, 2000, First Federal was in compliance with the reserve requirements of the Federal Reserve Board.

         Savings associations have authority to borrow from the Federal Reserve Bank's "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 2000.

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

         The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 2000. The total net book value of these properties at September 30, 2000 was approximately $4,359,000.

                                                                                       NET BOOK VALUE     DEPOSITS
                                                          LEASED                            AS OF           AS OF
                LOCATION                                 OR OWNED      DATE OPENED     SEPT. 30, 2000  SEPT. 30, 2000
                --------                                 --------      -----------     --------------  --------------
                                                                                               (In thousands)
SOUTHFIRST AND FIRST FEDERAL
    MAIN OFFICE
         126 North Norton Avenue                          Owned         April 1966        $   694        $   43,839
         Sylacauga, Alabama 35150

FIRST FEDERAL
    BRANCH OFFICES
         301 West North Street                            Owned         April 1961            196        $   15,092
         Talladega, Alabama 35160

         102 Fifth Street North                           Owned         November            1,448        $   38,697
         Clanton, Alabama 35045                                         1997

         125 Olan Heights                                 Leased        November               --        $    7,735
         Shopping Center                                                1997
         Centreville, Alabama 35042

LOAN PRODUCTION OFFICE                                    Leased        April 1998            180                --
         BrightLeaf Court
         Suite 20
         25 Honeysuckle Rd
         Dothan, Alabama 36305

OFFICE/STORAGE BUILDING
         North Norton Avenue                              Owned         November              267                --
         Sylacauga, Alabama 35150                                       1995

SOUTHFIRST MORTGAGE, INC
         3055 Lorna Road                                  Leased        March 1994          1,257                --
         Birmingham, Alabama 35216

PENSION & BENEFIT
         260 Commerce Street                              Owned         April 1997            317                --
         Third Floor
         Montgomery, Alabama 36101

TOTAL                                                                                     $ 4,359        $  105,363
                                                                                          =======        ==========

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. SouthFirst and First Federal management believe there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst's or First Federal's financial condition.

         Further, On January 19, 2000, Bobby R. Cook, President of the Western Division of First Federal and member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit, in Chilton County, Alabama, against First Federal, SouthFirst and Donald C. Stroup, alleging wrongful termination of his employment as President of the Western Division and other claims. On January 24, 2000, the employment of Mr. Cook was terminated for cause by the Board of Director of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, as the sole shareholder of First Federal. Management believes Mr. Cook's lawsuit to be without merit is vigorously defending the case. Furthermore, Management has reviewed, and has asserted against Mr. Cook, appropriate counterclaims for damages to First Federal and SouthFirst. Mr. Cook continues to serve as a member of the Board of Directors of SouthFirst.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended September 30, 2000 to a vote of security holders of SouthFirst.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As of December 15, 2000, SouthFirst's Common Stock was held by approximately 392 persons. SouthFirst's Common Stock trades on the American Stock Exchange, under the symbol "SZB." The following data reflects, by fiscal quarter, the high and low sales price as well as cash dividends declared for each quarter from October 1, 1998 through September 30, 2000:

                                                                                                          Cash
                                                                                                        Dividends
                                                                        High Sale        Low Sale       Declared(1)
                                                                        ---------        --------       ----------
    FISCAL YEAR ENDED SEPTEMBER 30, 2000
    First Quarter ended December 31, 1999                                $11 1/8          $ 9 3/8        $139,362
    Second Quarter ended March 31, 2000                                   11 3/8           10 5/8         139,362
    Third Quarter ended June 30, 2000                                      9 3/4            9 1/4         139,362
    Fourth Quarter ended September 30, 2000                               10                9 3/4         139,362

    FISCAL YEAR ENDED SEPTEMBER 30, 1999
    First Quarter ended December 31, 1998                                 16 1/2           15 3/4         144,080
    Second Quarter ended March 31, 1999                                   16 1/8           12 5/8         144,228
    Third Quarter ended June 30, 1999                                     13 1/4           12             144,176
    Fourth Quarter ended September 30, 1999                               12 7/8           10 1/2         139,362

------------
(1) Certain cash dividends associated with SouthFirst's Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See "EXECUTIVE COMPENSATION-- Management Recognition Plans" and "--Employee Stock Ownership Plan."

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

         The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst during the two year period ended September 30, 2000. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

RESULTS OF OPERATIONS

         NET INCOME

         For the fiscal year ended September 30, 2000, net income decreased $338,507, from $1,299,999 to $961,492. Earnings per common share was $1.06 and $1.44 for the fiscal years ended September 30, 2000 and September 30, 1999, respectively. The decrease in net income for fiscal 2000 was due primarily to a one-time gain of approximately $2,265,000 realized on the sale, by First Federal of FHLMC stock which had taken place in 1999. First Federal's net interest income after provision for loan losses increased $1,241,160 (35.2%) during fiscal 2000, from $3,529,584 to $4,770,744. This increase was attributable to an increase of $659,042 in net interest income, resulting primarily from an increase in the net interest margin, and a decrease in the provision for loan losses of $582,118, from $587,690 to $5,572, the reasons for which are discussed below under the heading "Provision for Loan Losses." Fee income received by Pension & Benefit increased $77,884 (7.8%) during fiscal 2000, from $1,010,000 to 1,087,884. Other expenses decreased $531,737 (9.1%) from $5,831,116 to
$5,299,379 during fiscal 2000.

         For the fiscal year ended September 30, 1999, net income increased $665,125, or 104.8%, to $1,299,999. Earnings per common share was $1.44 for the fiscal year ended September 30, 1999. The increase in net income in fiscal 1999 was due primarily to a one time gain of approximately $2,265,000 realized on the sale by First Federal of FHLMC stock. This was partially offset by an increase of approximately $543,000 in provision for loan losses.

         The components of net income discussed in the preceding paragraphs are discussed more fully below.

         NET INTEREST INCOME

         Net interest income was $4,776,000 for the twelve months ended September 30, 2000, which represents an increase of $659,000 (16.0%) from fiscal 1999. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets and the interest cost associated with deposits and borrowed funds. The increase in 2000 is primarily due to an increase in the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. For fiscal 2000, the net interest rate spread increased 30 basis points as rates on interest earning assets increased 53 basis points from 7.37% to 7.90%, while rates on interest bearing liabilities increased 23 basis points from 4.75% to 4.98%. During fiscal 2000, the average balance of interest-earning assets increased from $142.2 million to $150.9 while the average balance of interest-bearing liabilities increased from $134.2 million to 143.2 million. The combined effect of the changes in average balances and the increase in the net interest rate spread resulted in the $659,000 increase in net interest income for fiscal 2000.

         Net interest income was $4,117,000 for the twelve months ended September 30, 1999. This decrease of $416,000, or 9.2%, over the comparable twelve months of 1998 is primarily the result of the increase in the average balance of interest earning assets from $137.3 million to $142.2 million, with the average balance of interest-bearing liabilities decreasing from $134.5 million to $134.2 million. The net interest rate spread decreased as rates on interest-earning assets decreased seventy-one basis points to 7.37%, and the cost of funds also decreased thirteen basis points, to 4.75%. The combined effect of the changes in average balances and the changes in rates above resulted in a decrease in net interest income.

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


                                                              Year Ended September 30,
                                -----------------------------------------------------------------------------------------
                                      2000 vs. 1999                1999 vs. 1998                    1998 vs. 1997
                                   Increase (Decrease)          Increase (Decrease)              Increase (Decrease)
                                -------------------------    --------------------------     -----------------------------
                                         Due to                        Due to                          Due to
                                -------------------------    --------------------------     -----------------------------
                                Volume    Rate      Total    Volume     Rate      Total     Volume      Rate       Total
                                ------    -----     -----    ------     -----     -----     -------     -----     -------
                                                            (Dollar amounts in thousands)
Interest income:
    Investment securities       $ 346     $ 204     $ 550     $(113)    $ (689)   $(802)    $ 1,265     $ 231     $ 1,496
    Loans receivable              278       603       881       531       (343)     188       2,669      (161)      2,508
                                -----     -----     -----     -----     ------    -----     -------     -----     -------
Total interest income             624       807      1431       418      (1032)    (614)      3,934        69       4,004
                                =====     =====     =====     =====     ======    =====     =======     =====     =======

Interest expense:
    NOW accounts                  (21)      (27)      (48)       23        (80)     (57)        124       (35)         89
    Money market demand            (1)       (1)       (2)       (1)        (1)      (2)         (3)       --          (3)
    Passbook savings              (33)      (20)      (53)       --        (35)     (35)        117       (40)         78
    Certificates of deposit
           other than Jumbos     (555)      (52)     (607)     (222)       139      (83)      2,404        54       2,458
    Jumbos                        167        12       179        92         58      150          30       (49)        (19)
    Borrowed funds               1165       138      1303        44       (215)    (171)        122        45         167
                                -----     -----     -----     -----     ------    -----     -------     -----     -------
Total interest expense           (722)       50       772       (64)      (134)    (198)      2,797       (26)      2,770
                                =====     =====     =====     =====     ======    =====     =======     =====     =======
Change in net interest          $ (98)    $ 757     $ 659     $ 482     $ (898)   $(416)    $ 1,137     $  95     $ 1,234
                                =====     =====     =====     =====     ======    =====     =======     =====     =======
    income

         INTEREST INCOME

         Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $11,915,000, 10,484,000 and $11,098,000 for the twelve months ended September 30, 2000, September 30, 1999, and September 30, 1998, respectively. Average interest earning assets increased 8,682,000 (6.1%) during 2000, increased $4,821,000 (3.5%) during 1999, and
$49,735,000 (56.7%) during 1998. The 2000 yield increased, primarily due to rates on residential construction loans increasing during the year, while the 1999 yield decreased from the 1998 yield reflecting the declining interest rate environment during that period. Interest and fees on loans were $9,342,000, $8,461,000 and $8,273,000 for the twelve months ended September 30, 2000, September 30, 1999, and September 30, 1998, respectively. The increase in average loans receivable in 2000 and 1999 was largely due to increases in residential construction loans, home equity loans, as well as residential mortgage loans. The increase in average loans receivable in 1998 was largely due to the acquisition of Chilton county plus the strong loan demand in 1998 as a result of lower interest rates. Interest and fees on loans during 1999 increased $188,000 (2.3%) compared to 1998.

         Interest income on total investment securities, including those held to maturity and those available for sale, increased $550,000 (27.2%) to $2,573,000 in 2000. The average balance outstanding of investment securities, including those held to maturity and those available for sale, increased $4,212,000 (12.2%) to $38,891,000 in 2000 and decreased $1,930,000 (5.3%) to $34,679,000 in
1999. The yields on total investment securities were 6.26% in 2000 and 5.82% in 1999. Interest income on total investment securities, including those held to maturity and those available for sale, decreased $802,000 (28.4%) to $2,023,000 in 1999. This decrease in interest income in 1999 was largely due to the lower interest rates combined with lower balances.

         INTEREST EXPENSE

         Total average interest-bearing liabilities were $143,213,000, $134,177,000 and $134,503,000 for fiscal years 2000, 1999 and 1998, respectively. Interest bearing liabilities increased by $9,036,000 (6.7%), decreased by $326,000 (0.24%) in 1999 and increased by $56,964,000 (73.5%) for
1998. The rates paid on these liabilities increased 23 basis points to 4.98% in 2000, decreased 13 basis points to 4.75% in 1999 and decreased 2 basis points to 4.88% in 1998. Total interest expense was $7,139,000 for 2000, $6,367,000 for
1999, $6,565,000 for 1998, which represented an increase of $772,000 (12.1%), a decrease of $198,000 (3.02%) and an increase of $2,764,000 (72.7%) during 2000,
1999 and 1998, respectively. The increase in 2000 was primarily the result of an increase in interest-bearing liabilities. The decrease in 1999 resulted from a decrease in the cost of funds. The increase in 1998 resulted from the additional interest-bearing liabilities associated with the acquisition of the Chilton County and an increase in the cost funds.

         Interest on deposits, the primary component of total interest expense, decreased to $4,858,000 in 2000, while interest on deposits decreased to $5,399,000 in 1999 from $5,416,000 in 1998. The average balance of interest-bearing deposits decreased to $105,088,000 in 2000 from $115,533,000 in 1999 as a result of certificates of deposit seeking higher yields. The average balance of interest-bearing deposits decreased to $115,533,000 in 1999 from $116,692,000 in 1998.

         Interest expense on borrowed funds, including both short-term and other borrowed funds, was $2,281,000, $977,000 and $1,149,000 for fiscal 2000, 1999 and 1998, respectively. The increase in 2000 was due to the replacement of certificates of deposit with FHLB Advances, as well as for the funding of additional investments. The decrease in 1999 was due to lower FHLB advance rates. The increase in 1998 was due to the Chilton County acquisition as well as FHLB advances to fund loan growth during the year. The average balance of FHLB advances outstanding was $34,861,000 for 2000, $17,596,123 for 1999 and $16,379,738 for 1998. The average balance of borrowed funds outstanding was $38,125,000 for 2000, $18,644,000 for 1999 and $17,810,000 for 1998.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses is based on management's current assessment of the risk in the loan portfolio, and is influenced primarily by the amount of recent loan losses. The provision for loan losses was $5,572, $587,690 and $44,744 for fiscal 2000, 1999, and 1998, respectively. The amount of the provision for loan losses for fiscal 1999 is primarily the result of an additional provisions for loan losses in an amount of $451,593. These provisions for loan losses is attributable in significant part ($346,507) to certain loan quality problems observed in internal audits, and in other reviews by management, of the loan assets of the First Federal's Western Division. The remainder of the provisions for loan losses was primarily a result of management's determination to increase the loan loss reserves relating to First Federal's residential construction loan portfolio to 1% of the aggregate amount of its construction loans outstanding, which provisions management believes correctly reflects the risks in First Federal's construction loan portfolio.

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

         Charge-offs in the total loan portfolio, net of recoveries, averaged approximately $6,000 from 1994 through 1997. In 1999, net charge-offs increased from approximately $85,000 in 1998 to approximately $468,000, due, in significant part, to the previously mentioned loan quality problems occurring in the Western Division of First Federal. Management believes the allowances for loan losses at September 30, 2000 ($700,620) to be at an adequate level relative to the total loan portfolio and to nonperforming loans, and in light of the other factors which are relevant to the assessment of risks in the loan portfolio.

         Future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review First Federal's allowance for loan losses and may require First Federal to recognize additions to the allowance based upon an analysis of information available at the time of their review.

         OTHER INCOME

         Other income decreased $2,318,000 (52.5%) in 2000, from $4,418,000 in
1999. Other income increased $2,672,000 (153.2%) in 1999, from $1,745,000 in
1998. The decrease in 2000 was largely due to an increase of $2,279,000 in gain on sale of investment securities available for sale, which was primarily the result of selling FHLMC stock at a gain of approximately $2,265,000 in 1999. Also, fee income from Pension & Benefit increased approximately $78,000 to $1,087,000 during 2000, and had increased in 1999 by approximately $251,000 to $1,010,000 from $759,000 in 1998. These increases in fee income are results of the acquisition of Pension & Benefit in the third fiscal quarter of 1997 and in Pension & Benefit subsequently receiving limited trust powers and successfully being able to generate additional sources of fee income.

         Service charges and other fees were $440,000, $502,000, and $466,000 in fiscal 2000, 1999, and 1998, respectively. The fluctuations are primarily due to changes in overdraft fees and NSF charges.

         Gain on sale of loans decreased $130,000 (29.5%) in 2000, increased $203,000 (85.1%) in 1999, and $94,000 (64.8%) in 1998. The decrease in 2000 was primarily due to a decreased mortgage loan demand as a result of higher interest rates from the prior years of 1999 and 1998. These increases were due to the increased volume of loans sold relative to prior years. Proceeds from sales of loans increased by $11,680,000 (99.5%) to $23,424,000 in 1999, $7,113,000
(153.6%) to $11,743,000 in 1998.

         OTHER EXPENSE

         Total other expense decreased to $5,299,000 in 2000 from $5,831,000 in 1999. Other expense had increased in 1999 from $5,210,000 in 1998. This represented a decrease of $532,000 (9.1%) in 2000, and increases of $621,000 (11.9%) and $1,651,000 (46.2%) in 1999 and 1998, respectively.

         Compensation and benefits totaled $2,901,000, $3,268,000, and $3,128,000 for 2000, 1999, and 1998, respectively. These levels reflect a decrease of $367,000 (11.2%) in 2000, an increase of $140,000 (4.5%) in 1999, and in increase of $1,033,000 (49.3%) in 1998. The decrease in 2000 is the result of streamlining operations and the reduction of employees through attrition. The increase in 1999 is attributable to merit and cost-of-living raises and the cost of benefits associated with such increases. The increase in 1998 was primarily a result of the increased number of First Federal employees following the acquisition of Chilton County and Pension & Benefit. The increase in 1998 can also be attributed to merit and cost-of-living raises and the cost of benefits associated with such increases.

         "Other" non-interest expense was $555,000, $510,000, and $459,000 for 2000, 1999 and 1998, respectively. These levels correspond to an increase of 8.8% in 2000, and an increase of 11.0% in 1999. The increases in "other" expenses in 2000 and 1999 were primarily attributable to increased costs associated with various other operating expenses. The increase in 1998 was due to increased costs and other operating expenses as a result of the acquisition of Chilton County.

         INCOME TAX EXPENSE

         Income tax expense was $609,000, $816,000, $388,000 for fiscal years 2000, 1999, and 1998, respectively. These levels represent an effective tax rate on pre-tax earnings of 38% for each of the fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998. For 2000, 1999 and 1998, First
Federal's effective tax rate was slightly higher than the statutory rate due to state income taxes and differences between taxable income for financial reporting and income tax purposes.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement encourages earlier application, but delays the effective date of Statement No. 133 from fiscal quarters of all fiscal years beginning after June 15, 1999 to fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with the new standard, management will continue to evaluate the impact and defer implementation as the standard allows.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement revises the standards for accounting for securitization and other transfers of financial assets and collateral, and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Based on the Company's current operating activities, management does not believe that future adoption of this statement will have a material impact on the presentation of the Company's financial condition or results of operations.

ASSET/LIABILITY MANAGEMENT

         INTEREST RATE SENSITIVITY

         An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, the bank's exposure to "interest rate risk," while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest earning assets ("ratio"). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. The ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal's balance sheet structure and its use of the market approach to pricing liabilities, First Federal's management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 2000, First Federal had a negative one-year cumulative ratio of (16.46%) and a five-year cumulative ratio of 6.16%, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 1999, First Federal had a negative one-year cumulative ratio of (17.02%) and a positive five-year cumulative ratio of 1.49%. During the rising interest rate environment of 2000 and 1999, First Federal's interest rate spread remained fairly constant. Consistent with a positive ratio during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced a decrease in its interest rate spread. Conversely, consistent with a negative ratio, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced an increase in its interest rate spread.

         There are other factors that may affect the interest rate sensitivity of First Federal's assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of the loan. First Federal's portfolio of one-to-four family residential mortgage loans included $32.3 million and $32.7 million (30.3% and 30.2% of First Federal's total loan portfolio) of adjustable rate loans at September 30, 2000 and September 30, 1999, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the "Asset and Liability Management Report" prepared by Morgan Keegan & Company, Inc. (the "Morgan Keegan Analysis") in order to assist First Federal in determining First Federal's gap and interest rate position. Through use of the Morgan Keegan Analysis, ALCO analyzed the effect of an increase or decrease of up to 300 basis points on the market value of First Federal's portfolio equity ("MVPE") at September 30, 2000 and September 30, 1999. At a 300 basis point increase, First Federal's MVPE decreased approximately $4,383,000 and decreased $2,939,800 at September 30, 2000 and September 30, 1999, respectively, and, at a 300 basis point decrease, First Federal's MVPE increased approximately $5,772,900 and increased $3,557,600 at September 30, 2000 and September 30, 1999, respectively. Management determined that these changes in MVPE were acceptable.

         The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal as of September 30, 2000 and September 30, 1999. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.



              [The remainder of this page intentionally left blank]

                         INTEREST RATE SENSITIVITY GAP



                                                                         At September 30, 2000
                                     --------------------------------------------------------------------------------------------

                                      One year       One to        Two to       Three to      Four to        Over
                                      or less       two years    three years   four years    five years   five years      Total
                                     ---------      ---------    -----------   ----------    ----------   ----------    ---------
                                                                             (In Thousands)
Interest-earning assets:
 Mortgage loans                      $  59,551      $  7,758      $  7,230      $  6,650      $  4,554      $ 9,165     $  94,908
 All other loans                         2,488         2,430         2,377         2,330         2,287           --        11,912
 Collateralized mortgage
   obligations                          13,602            --            --            --            --           --        13,602
 Mortgage-backed securities              1,823         1,016           957           902           850        4,548        10,096
 Investments(1)                          4,138                       3,000         1,593         4,555        6,732        20,018
                                     ---------      --------      --------      --------      --------      -------     ---------
   Total interest earning assets     $  81,602      $ 11,204      $ 13,564      $ 11,475      $ 12,246      $20,445     $ 150,536
                                     =========      ========      ========      ========      ========      =======     =========

Interest-bearing liabilities:
 Deposits                               67,486        11,412         3,924           388         2,932       16,230       102,372
 Borrowed funds                         38,889                                                                             38,889
                                     ---------      --------      --------      --------      --------      -------     ---------
    Total interest bearing
      liabilities                    $ 106,375      $ 11,412      $  3,924      $    388      $  2,932      $16,230     $ 141,261
                                     =========      ========      ========      ========      ========      =======     =========

Interest sensitivity gap             $ (24,773)     $   (208)     $  9,640      $ 11,087      $  9,314      $(4,215)    $   9,275

Cumulative interest
 sensitivity gap                     $ (24,773)     $(24,981)     $(15,341)     $ (4,254)     $  5,060      $ 9,275             0

Ratio of cumulative interest
 sensitivity gap to total interest
 earning assets                         (16.46)%      (16.59)%      (10.19)%       (2.82)%        3.36%        6.16%            0
Ratio of cumulative interest
 sensitivity gap to total assets
 of $160,506                            (15.43)%      (15.56)%       (9.56)%       (2.65)%        3.15%        5.78%            0

                                                                         At September 30, 1999
                                     --------------------------------------------------------------------------------------------
                                      One year       One to        Two to       Three to      Four to        Over
                                      or less       two years    three years   four years    five years   five years      Total
                                     ---------      ---------    -----------   ----------    ----------   ----------    ---------
                                                                             (In Thousands)

Interest-earning assets:
 Mortgage loans                      $  54,978      $  8,882      $  8,261      $  7,714      $ 6,381     $11,530     $ 97,746
 All other loans                         2,620         1,749         1,672         1,648          545          --        8,234
 Collateralized mortgage
   obligations                          13,252            --            --            --           --          --       13,252
 Mortgage-backed securities              2,994         1,273         1,142         1,095        1,050       4,731       12,285
 Investments(1)                          2,034            --           500         2,593        6,055       3,000       14,182
                                     ---------      --------      --------      --------      -------     -------     --------
   Total interest earning assets     $  75,878      $ 11,904      $ 11,575      $ 13,050      $14,031     $19,261     $145,699
                                     =========      ========      ========      ========      =======     =======     ========

Interest-bearing liabilities:
 Deposits                               76,168        15,855         3,022           595          265      18,818      114,723
 Borrowed funds                         24,507           297                                    4,000                   28,804
                                     ---------      --------      --------      --------      -------     -------     --------
    Total interest bearing
      liabilities                    $ 100,675      $ 16,152      $  3,022      $    595      $ 4,265     $18,818     $143,527
                                     =========      ========      ========      ========      =======     =======     ========

Interest sensitivity gap             $ (24,797)     $ (4,248)     $  8,553      $ 12,455      $ 9,766      $  443     $ 2,172

Cumulative interest
 sensitivity gap                     $ (24,797)     $(29,045)     $(20,492)     $ (8,037)     $ 1,729      $2,172     $      0

Ratio of cumulative interest
 sensitivity gap to total interest
 earning assets                         (17.02)%      (19.93)%      (14.06)%       (5.52)%       1.19%       1.49%           0
Ratio of cumulative interest
 sensitivity gap to total assets
 of $160,506                            (15.95)%      (18.07)%      (12.74)%       (4.98)%       1.10%       1.38%           0

---------------------
(1) Includes investments in overnight deposits.

         The Morgan Keegan Analysis for 2000 and 1999 and the preceding table were prepared based upon the contractual terms of the asset or liability and with the following assumptions regarding prepayment of loans, collateralized mortgage obligations ("CMOs") and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management's estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at 8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 12% to 18%. The decay rates for money market demand accounts are assumed to be 33% for the first year and 18% thereafter. The decay rates for passbook accounts are assumed to be 56% for the first year and 10% thereafter and the decay rates for NOW accounts are assumed to be 18% for the first year and 33% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal's portfolio contain conditions which restrict the periodic change in interest rates.

         INTEREST RATE RISK STRATEGY

         First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. First Federal's strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $28,989,000 at September 30, 2000 and $28,691,000 at September 30, 1999. First Federal also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest- sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal's interest rate risk exposure.

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

              [The remainder of this page intentionally left blank]

                   AVERAGE BALANCE, INTEREST, YIELDS AND RATES

                                                                      Year ended September 30,
                                       ----------------------------------------------------------------------------------------
                                                         2000                                            1999
                                       -----------------------------------------    -------------------------------------------

                                          Average                                      Average
                                       -------------                     Yield/     -------------                       Yield/
                                          Balance          Interest       Cost         Balance          Interest         Cost
                                       -------------     ------------    ------     -------------     ------------     --------
INTEREST EARNING ASSETS:
   Interest earnings deposited
       In other Financial Institutions $   1,171,156     $    138,758
   Total investment securities            38,891,644        2,433,984      6.26%    $  34,679,305     $  2,023,243      5.83%
   Loans receivable                      110,789,666        9,342,440      8.43%      107,491,039        8,460,854      7.87%
                                       -------------     ------------    ------     -------------     ------------    ------
TOTAL INTEREST EARNING ASSETS          $ 150,852,466     $ 11,915,182      7.90%    $ 142,170,344     $ 10,484,097      7.37%

   Allowance for loan losses                (736,726)                                    (648,011)
   Cash and amounts due from
       depository institutions         $   4,404,043                                $   5,831,483
   Premises and equipment                  5,054,685                                    5,091,035
   Foreclosed real estate                    383,862                                      497,565
   Accrued interest receivable             1,055,087                                      957,191
   Other assets                            1,714,340                                    1,781,940
   Investments in Affiliates                  14,006                                      138,089
                                       -------------                                -------------
 TOTAL ASSETS                          $ 162,741,763                                $ 155,819,636
                                       =============                                =============

INTEREST BEARING LIABILITIES:
   Deposits:
      NOW accounts                     $  10,581,025     $    175,539      1.66%    $  11,879,338     $    224,338      1.89%
      Money market demand                    219,418            3,371      1.54%          297,113            5,471      1.84%
       Statement savings                  12,476,710          240,270      1.93%       14,185,017          292,846      2.06%
      Certificates of deposit,
        other than Jumbos                 75,020,005        4,050,687      5.40%       85,308,830        4,657,951      5.46%
      Jumbos                               6,790,810          388,441      5.72%        3,862,585          208,938      5.41%
                                       -------------     ------------    ------     -------------     ------------    ------
TOTAL INTEREST-BEARING DEPOSITS        $ 105,087,968     $  4,858,308      4.62%    $ 115,532,883     $  5,389,544      4.66%
   Borrowed funds                         38,124,848        2,280,558      5.98%       18,644,068          977,279      5.24%
                                       -------------     -------------   ------     -------------     ------------    ------
TOTAL INTEREST-BEARING LIABILITIES     $ 143,212,816     $  7,138,866      4.98%    $ 134,176,951     $  6,366,823      4.75%
Non-interest bearing demand
accounts                                   3,128,850                                    3,266,569
Advances by borrowers for
   property taxes                            323,424                                      322,996
Accrued interest payable                   1,113,935                                    1,042,165
Income taxes payable                         111,491                                    1,274,069
Accrued expenses and other
   liabilities                               495,292                                      404,940
                                       -------------                                -------------
   TOTAL LIABILITIES                   $ 148,385,808                                $ 140,487,690
Stockholders' equity                      14,355,955                                   15,331,946
                                       -------------                                -------------
TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY                              $ 162,741,763                                $ 155,819,636
                                       =============                                =============

Net interest income                                      $  4,776,316                                 $  4,117,275
                                                         ============                                 ============
Interest rate spread                                                       2.91%                                        2.63%
                                                                         ======                                       ======
Net yield on total interest earning
    assets                                                                 3.17%                                        2.90%
                                                                         ======                                       ======
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                     105.33%                                      105.96%
                                                                         ======                                       ======


                                                           Year ended September 30,
                                             ----------------------------------------------------
                                                                     1998
                                             ----------------------------------------------------

                                                 Average
                                             --------------                             Yield/
                                                 Balance          Interest               Cost
                                             --------------     -------------         -----------
INTEREST EARNING ASSETS:
   Interest earnings deposited
       In other Financial Institutions        $  36,608,820     $ 2,825,283             7.72%
   Total investment securities                  100,740,509       8,272,834             8.21%
   Loans receivable                           -------------     -----------          -------
                                              $ 137,349,329     $11,098,117             8.08%
TOTAL INTEREST EARNING ASSETS
                                                   (761,418)
   Allowance for loan losses
   Cash and amounts due from                  $  13,521,914
       depository institutions                    3,243,193
   Premises and equipment                            79,991
   Foreclosed real estate                           992,932
   Accrued interest receivable                    2,870,586
   Other assets                                     143,373
   Investments in Affiliates                  -------------
                                              $ 157,439,900
 TOTAL ASSETS                                 =============


INTEREST BEARING LIABILITIES:
   Deposits:
      NOW accounts                            $  10,661,585     $   281,676             2.64%
      Money market demand                           331,268           6,676             2.02%
       Statement savings                         14,163,764         327,840             2.31%
      Certificates of deposit,
        other than Jumbos                        89,379,909       4,741,697             5.31%
      Jumbos                                      2,155,655          58,240             2.70%
                                              -------------     -----------          -------
TOTAL INTEREST-BEARING DEPOSITS               $ 116,692,181     $ 5,416,129             4.64%
   Borrowed funds                                17,810,529       1,148,782             6.45%

TOTAL INTEREST-BEARING LIABILITIES              134,502,710     $ 6,564,911             4.88%
Non-interest bearing demand
accounts                                          3,183,937
Advances by borrowers for
   property taxes                                   341,284
Accrued interest payable                            813,599
Income taxes payable                              1,366,979
Accrued expenses and other
   liabilities                                    1,214,852
                                              -------------
   TOTAL LIABILITIES                          $ 141,423,361
Stockholders' equity                             16,016,540
                                              -------------
TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY                                     $ 157,439,900
                                              =============


Net interest income                                             $ 4,533,206
                                                                ===========
Interest rate spread                                                                    3.20%
                                                                                     =======
Net yield on total interest earning
    assets                                                                              3.30%
                                                                                     =======
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                                  102.12%
                                                                                     =======


FINANCIAL CONDITION

         INVESTMENT SECURITIES

         Investment securities held to maturity were $0, $29,000 and $590,000 at September 30, 2000, September 30, 1999 and September 30, 1998, respectively. The decrease of $561,000 in 1999 was the result of principal repayments and scheduled maturities. First Federal's portfolio of investment securities available for sale totaled $38,327,000 and $39,313,000 at September 30, 2000 and September 30, 1999, respectively.

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

         Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 2000, 1999 and 1998 were $1,938,438, $17,884,113 and $15,292,000, respectively. As of September 30, 2000, First Federal had an investment in U.S. Government agencies of $8,901,000 compared to $8,915,000 as of September 30, 1999. At September 30, 2000, First Federal had investments of approximately $5,728,000 in equity securities such as FHLB stock, other Common Stock, mutual funds and U.S. Treasuries. FHLMC stock was sold in the last quarter of 1999 at a pre-tax gain of approximately $2,265,000. The proceeds were reinvested in U.S. Government agencies which will result in higher investment yields.

              [The remainder of this page intentionally left blank]

         The following table indicates the amortized cost of the portfolio of investment securities held to maturity at September 30, 2000, September 30, 1999 and September 30, 1998:

                                                       AMORTIZED COST
                                                        SEPTEMBER 30
                                             2000           1999           1998
                                          ----------     ----------     -----------
                                                       (IN THOUSANDS)
Investments Securities HTM:
   U.S. Government Agency                         --             --            499
   Mortgage Backed Securities                     --             29             90
   Collateralized Mortgage Obligations            --             --             --
   Other                                          --             --
                                          ----------     ----------     ----------
TOTAL INVESTMENT SECURITIES                        0             29            589
HELD TO MATURITY                          ==========     ==========     ==========

         The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 2000, 1999 and 1998:

                                 TOTAL FAIR VALUE
                                  (IN THOUSANDS)
Investment Securities AFS:

U.S. Government Agency                         8,901          8,915          1,101
Mortgage-backed securities                    10,096         11,979         26,538
Collateralized mortgage obligations           13,602         13,232          4,331
Other                                          5,728          5,187          4,854
                                            --------       --------       --------

   TOTAL INVESTMENT SECURITIES AFS            38,327         39,313         36,824
                                            ========       ========       ========


         At September 30, 2000, First Federal owned CMOs totaling $13,602,000. These securities were all backed by federal agency guaranteed mortgages except for two issues, in the aggregate amount of $75,880, which are privately issued mortgage pass-through certificates. All CMO's presently owned are variable rate instruments.

         The mortgage-backed securities portfolio, totaling $10,096,000 at September 30, 2000, consists of fixed rate mortgages in the amount of $9,085,000 and ARMs in the amount of $1,011,000. At the time of purchase, First Federal looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

              [The remainder of this page intentionally left blank]

         The following tables present the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 2000:

                                                                       MATURITIES OF
                                                                  INVESTMENT SECURITIES
                                                                AFTER ONE       AFTER FIVE
                                               WITHIN            THROUGH          THROUGH         AFTER
                                              ONE YEAR         FIVE YEARS        TEN YEARS      TEN YEARS
                                            ------------     --------------    -------------  -------------
                                                                    (IN THOUSANDS)
U.S. Government agencies, excluding
mortgage-backed securities                       --               8,901               --              --
Mortgage-backed securities                       --               1,141            5,416           3,539
Collateralized mortgage obligations              --                  --            2,329          11,273
U.S. Treasuries                                  --                  --            2,760              --
Other securities                                 --                  --               --              --

       TOTAL INVESTMENT SECURITIES               --              10,042           10,505          14,812
           AVAILABLE FOR SALE

                                                                WEIGHTED AVERAGE YIELDS
                                                               (TAXABLE-EQUIVALENT BASIS)
                                                                AFTER ONE       AFTER FIVE
                                               WITHIN            THROUGH          THROUGH         AFTER
                                              ONE YEAR         FIVE YEARS        TEN YEARS      TEN YEARS
                                            ------------     --------------    -------------  -------------
                                                                    (IN THOUSANDS)
U.S. Government agencies, excluding
mortgage-backed securities                       --               5.93%            5.30%            --
Mortgage-backed securities                       --               6.51%            6.05%          7.47%
Collateralized mortgage obligations              --                 --             6.56%          7.83%
Other securities                                 --                 --               --             --
      TOTAL WEIGHTED AVERAGE YIELD               --               6.00%            5.80%          7.75%

  ---------------
   (1)     None of First Federal's investment securities are tax exempt.


              [The remainder of this page intentionally left blank]

         The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayments rates and normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of First Federal's CMOs and mortgage-backed securities at September 30, 2000.

         PRINCIPAL PAYMENTS EXPECTED DURING THE YEAR ENDED SEPTEMBER 30
                             (DOLLARS IN THOUSANDS)

                                                                                                                   Weighted
                                                                                       Carrying       Fair         Average
                            2001     2002     2003     2004     2005    Thereafter       Value        Value         Yield
                           -----    -----    -----    -----    -----    ----------    ----------    ---------     ---------
Collateralized Mortgage
Obligations                   51       65      537      631      511      11,696        13,668        13,602         7.61%

Mortgage-backed
Securities                 1,165    1,012      866    1,299      574       5,418        10,402        10,096         6.60%

Agencies                      --      500    2,593    6,055       --          --         9,120         8,901         5.93%

U.S. Treasuries               --       --       --       --       --       3,000         2,896         2,760         5.30%

LOANS

         Total loans of $108,354,000 at September 30, 2000 reflected an increase of $2,042,000 (1.9%) compared to September 30, 1999. Total loans of $106,312,000 at September 30, 1999 reflected an increase of 1.6% from total loans of $104,590,000 at September 30, 1998. The increase from fiscal 1999 to fiscal 2000 was due to the loans generated in the normal course of business. First Federal has experienced strong loan demand in its one-to-four family construction loan portfolio since First Federal's purchase of the construction loan portfolio of Chilton County, and the opening of a loan production office in 1994.

         One-to-four family real estate mortgage loans increased $20,384,000 (38.6%) from September 30, 1997 to September 30, 1998 due to the acquisition of First Federal of Chilton County. There was a decrease from September 30, 1998 to September 30, 1999 of $7,602,000 (10.4%), and a decrease of $7,042,000 (10.7%)
from September 30, 1999 to September 30, 2000. First Federal aggressively pursues real estate mortgage loans within its own market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all fixed rate residential mortgage loans. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $15,092,000, $23,424,000 and $11,743,000 for the years ended September 30, 2000,
1999 and 1998, respectively. Had First Federal not sold residential mortgage loans over the past several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by a lesser margin) than the percentage indicated above. The rising interest rate market for much of 2000 and 1999 resulted in a decrease in volume of loans sold during this period. The following table presents the composition of the loan portfolio for each of the past five years:

                                                                 Loan Portfolio Composition
                                                                     At September 30,
                              ------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
                                 2000                  1999                 1998                 1997              1996
                              ---------             ---------            ---------             --------           -------
                                           Percent               Percent             Percent             Percent            Percent
                               Amount      of Total  Amount     of Total  Amount     of Total   Amount  of Total   Amount   of Total
                              ---------   --------- ---------   -------- ---------   --------  -------- --------  -------   --------
Real estate mortgage loan:
   One-to four family         $  58,595    54.08%   $  65,637   61.74%   $  73,239    70.02%   $ 52,855   73.74%  $ 47,981   76.89%
   Multi-family and
commercial                       13,790    12.73%       8,330    7.84%       1,837     1.76%        390    0.54%       485    0.78%
   Construction loans            36,800    33,96%      26,222   24.67%      20,833    19.92%     22,880   31.92%    17.717   28.39%
Savings account loans             1,097     1.01%       1,267    1.19%       1,988     1.90%        826    1.15%       753    1.21%
Installment loans                 4,089     3.77%       5,616    5.28%       7,593     7.26%      2,044    2.85%     2,129    3.41%
Second mortgage loans             7,334     6.77%       9,046    8.51%       6,216     5.94%
                              ---------             ---------            ---------             --------           --------
   Total loans                $ 121,705             $ 116,118            $ 111,706             $ 78,995           $ 69,065
                              =========             =========            =========             ========           ========

Less:
   Loans in process             (12,458)  -11.50%       (8712)  -8.19%      (6,102)    5.83%     (6,778)  -9.46%    (6,195)  -9.93%
   Discounts and other, net        (192)   -0.18%        (242)  -0.23%        (282)   -0.27%       (251)  -0.35%      (217)  -0.35%
   Allowance for loan losses       (701)   -0.65%        (852)  -0.81%        (732)   -0.70%       (284)  -0.40%      (251)  -0.40%
                              ---------   ------    ---------  ------                ------    --------  ------   --------  ------
   Total loans, net           $ 108,354   100.00%   $ 106,312  100.00%   $ 104,590   100.00%   $ 71,682  100.00%  $ 62,402  100.00%
                              =========             =========            =========             ========           ========



         The following table shows the maturity of First Federal's loan portfolio at September 30, 2000, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 2000. The table below does not include an estimate of prepayments, the occurrence of which would significantly shortens the average life of all mortgage loans and causes First Federal's actual repayment to differ from that shown below.

                                                                 Loan Maturities
                                 Due during the year
                                    ending Sept 30,
                              ---------------------------    Due after    Due after     Due After     Due After
                                2001      2002      2003     3-5 years    5-10 years   10-15 years    15 years    Total
                              -------    ------    ------    ---------    ----------   -----------    ---------  --------
                                                                 (In thousands)
Real estate mortgage loans    $   956    $  911    $  669      $2,091      $12,718       $19,387      $20,725    $ 57,457
Construction loans             22,806        --        --          --           --            --          142      22,948
Business loans                  2,253       712     1,030       1,794          871         1,746        3,494      11,900
All other loans                 3,789     3,480     2,514       3,761        1,947           558           --      16,049
                              -------    ------    ------      ------      -------       -------      -------    --------
     Total                    $29,804    $5,103    $4,213      $7,646      $15,536       $21,691      $24,361    $108,354
                              =======    ======    ======      ======      =======       =======      =======    ========

---------------
(1) The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing which will pay off the construction loan.

         The following tables set forth, at September 30, 2000 and September 30, 1999, the dollar amount of loans due after September 30, 2000 and September 30, 1999, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

                                                      September 30, 2000
                                            --------------------------------------
                                              Fixed        Floating or
                                              Rates      Adjustable Rate    Total
                                            --------     ---------------  --------
Real estate mortgage loans                  $ 33,913         $ 32,667     $ 66,580
Commercial Loans                               4,694            5,208        9,902
Construction Loans                            24,381                0       24,381
Savings and installments loans                 7,491                0        7,491
                                            --------         --------     --------
   Total                                    $ 70,479         $ 37,875     $108,354
                                            ========         ========     ========


                                                              1999
                                            --------------------------------------
                                              Fixed       Floating or
                                              Rates     Adjustable Rate    Total
                                            --------    ---------------   --------
Real estate mortgage loans                  $ 32,633       $ 32,255       $ 64,888
Commercial loans                               6,440          1,880          8,320
Construction loans                            17,509              0         17,509
Savings and installments loans                15,595              0         15,595
                                            --------       --------       --------
   Total                                    $ 72,177       $ 34,135       $106,312
                                            ========       ========       ========

         The following table sets forth First Federal's loan originations, sales and principal repayments for the periods indicated.

                                                              Year ended September 30,
                                                         ---------------------------------
                                                          2000         1999          1998
                                                         -------      -------      -------
                                                                  (In thousands)
Loan Originations:
     Real estate mortgage loans .....................    $68,671      $76,383      $61,629
     All other loans ................................      5,457        7,012        7,820
                                                         -------      -------      -------
        Total .......................................    $74,128      $83,395      $69,449
                                                         =======      =======      =======
Portfolio Loan Purchases:
     Real estate mortgage loans .....................    $     0      $     0      $     0
                                                         =======      =======      =======
Portfolio Loan Sales Proceeds:
     Real estate mortgage loans .....................    $15,092      $23,424      $11,743
                                                         =======      =======      =======
Principal Repayments:
     Real estate mortgage and construction loans ....     51,636       49,190       43,040
     All other loans ................................      6,821       10,429        6,825
                                                         -------      -------      -------
     Total ..........................................    $58,457      $59,619      $49,865
                                                         =======      =======      =======

         ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

         The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a non-accrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. Generally, when a loan is placed on a non-accrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Interest income on a non-accrual loan is recognized only on a cash basis. See "--Nonperforming Assets."

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

         At September 30, 2000, September 30, 1999 and September 30, 1998, loans accounted for on a non-accrual basis were approximately $1,064,000, $1,214,000 and $1,734,000, respectively, or 1.0%, 1.1% and 1.6% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $.00, $.00 and $394,000, at September 30, 2000, September 30, 1999 and September 30, 1998, respectively.

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

         First Federal began construction lending activities in March of 1994. As of September 30, 2000, First Federal has not experienced any significant losses on the construction loan portfolio. Since these lending activities are fairly new to First Federal, First Federal does not have the same historical data available for construction loans as for other loans. Due to the concentration of these loans, a default by certain construction loan borrowers, or other financial difficulty, could result in a significant addition to the allowance for loan losses.

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

         Management believes that the $701,000 allowance for loan losses at September 30, 2000, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal's loan portfolio. At September

30, 2000, $223,000 of the allowance for loan losses was reserved for possible losses on construction loans, $296,000 was reserved for possible losses on real estate mortgage loans, and the remaining $182,000 was reserved for all other loan classifications.

         The following table summarizes the levels of the allowance for loan losses at the end of the last five years:

                                                                  Year Ended September 30,
                                             ------------------------------------------------------------------
                                               2000           1999           1998          1997          1996
                                             --------       --------       --------      --------      --------
                                                               (Dollar amounts in thousands)
Balance at beginning of period               $    852       $    732       $    284      $    251      $    266
Clanton Balance at Acquisition                     --             --            488            --            --
Charge-offs:
     Real estate                                   54            216             16            --             3
     Installment                                  138            290             82             4            14
                                             --------       --------       --------      --------      --------
        Total charge-offs                         192            506             98             4            17
                                             --------       --------       --------      --------      --------
Recoveries:
     Real estate mortgage                          --             --              4            --            --
     Installment                                   35             38             39             1             2
                                             --------       --------       --------      --------      --------
        Total recoveries                           35             38             13             1             2
                                             --------       --------       --------      --------      --------
Net loans (recovered) charged off                 157            468             85             3           -15
Provisions for loan losses                          6            588             45            36            --
                                             --------       --------       --------      --------      --------
Balance at end of period                     $    701       $    852       $    732      $    284      $    251
                                             ========       ========       ========      ========      ========
Ratio of net charge-offs to total loans
   outstanding net of unearned income            0.14%          0.44%          0.08%         0.00%        -0.02%
                                             ========       ========       ========      ========      ========
Ratio of allowance for loan losses
      to loans outstanding, net of
      unearned income                            0.65%          0.80%          0.70%         0.39%         0.40%
                                             ========       ========       ========      ========      ========

Total Loans Outstanding                      $108,354       $106,312       $104,590      $ 71,967      $ 62,653

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

                                                             At September 30,
                          ----------------------------------------------------------------------------------------
                                     2000                           1999                            1998
                          --------------------------     ---------------------------      ------------------------
                                        Percent of                      Percent of                    Percent of
                                          loans                           loans                          loans
                                         in each                        in each                        in each
                                         category                        category                      category
                           Amount     to total loans     Amount       to total loans      Amount      to total ALL
                          -------     --------------     ------       --------------      ------      ------------
                                                       (Dollar amounts in thousands)
Real estate
mortgage
and
construction
loans                      $584           83.31%          $513           60.21%            $510            69.67%

All other loans             117           16.69%           339           39.79%             222            30.33%
                           ----          ------           ----          ------             ----          -------

Total allowance
for loan losses            $701          100.00%          $852          100.00%            $732           100.00%
                           ====          ======           ====          ======             ====          =======

         At September 30, 2000 and 1999, the total recorded investment in impaired loans was approximately $4,000 and $75,000, respectively. The average recorded investment in impaired loans amounted to approximately $5,000 and $79,000 for the years ended September 30, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans was approximately $4,000 and $75,000 for fiscal years 2000 and 1999, respectively. Interest income on impaired loans of approximately $400 and $1,200 was booked in 2000 and 1999, respectively. Loans impaired at September 30, 1998 were $227,000.

         NONPERFORMING ASSETS

         First Federal has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. First Federal monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on non-accrual status, accruing loans which are past due 90 days or more, and foreclosed real estate.

         First Federal's policy generally is to place a loan on non-accrual status when there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower is able to make periodic interest and principal payments and the loan is no longer delinquent and is returned to accrual status.

         Nonperforming assets were $1,240,000, $1,782,000 and $2,128,000, at
September 30, 2000, September 30, 1999 and September 30, 1998, respectively. As a percentage of total loans, nonperforming assets continue to be at levels which management considers to be acceptable and commensurate with First Federal's conservative lending policies.

         An analysis of the components of nonperforming assets at September 30, 2000, September 30, 1999 and September 30, 1998 is presented in the following table:

                                                            At September 30,
                                                 --------------------------------------
                                                   2000           1999           1998
                                                 --------       --------       --------
                                                     (Dollar amounts in thousands)
Loans accounted for on a non-accrual basis:
   Real estate mortgage loans ...........        $  1,039       $  1,089       $    756
   All other loans ......................              25            125            978
                                                 --------       --------       --------
      Total .............................        $  1,064       $  1,214       $  1,734
                                                 --------       --------       --------
Accruing loans which are past due 90
days or more:
   Real estate mortgage loans ...........              --       $     --       $    394
   All other loans ......................              --             --             --
                                                                --------       --------
      Total .............................              --       $     --       $    394
                                                                --------       --------
Total of non-accrual and 90 days past
   due loans ............................        $  1,064       $  1,214       $  2,128
Foreclosed real estate (net of related
   loss provisions) .....................             176            568             --
                                                 --------       --------       --------
Total non-performing assets .............        $  1,240       $  1,782       $  2,128
                                                 ========       ========       ========
Non-accrual and 90 days past due
loans as a percent of total loans .......            0.98%          1.14%          2.03%
Nonperforming assets as a percent of
total loans .............................            1.14%          1.68%          2.03%
                                                 ========       ========       ========
Total Loans Outstanding .................        $108,354       $106,312       $104,590
                                                 ========       ========       ========

         Management regularly reviews and monitors the loan portfolio in a effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

         DEPOSITS

         Total deposits decreased in fiscal 2000 by $9,359,000 (8.1%) to $105,363,000 and decreased in fiscal 1999 by $9,162,000 (7.4%) to $114,722,000.
In fiscal 1998, total deposits increased 104.6% from $60,552,000 to $123,883,000 as a result of the Chilton County acquisition. Non-interest-bearing demand deposits were $2,991,000, $3,838,000 and $3,436,000, while total interest-bearing deposits were $102,371,000, $110,884,000 and $120,447,000, at
September 30, 2000, September 30, 1999, and September 30, 1998, respectively.

         First Federal's deposit mix at September 30, 2000 changed compared to year-end 1999. NOW accounts decreased $2,400,000 (19.8%), while money market demand accounts increased $55,000 (9.5%). Certificates of deposit other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates ("Jumbos"), decreased $8,855,000 (11.1%). Non-interest-bearing demand deposits decreased $847,000 (22.1%). During 2000, certificates of deposit, excluding Jumbos, comprised approximately 67.9% of total deposits while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 21.0% of First Federal's total deposits. Jumbos comprised 3.6% of total deposits at September 30, 1999.

         The composition of total deposits for the last three fiscal years is presented in the following table:


                                                                 September 30,
                                    ------------------------------------------------------------------------------
                                              2000                      1999                      1998
                                    ------------------------- -------------------------  -------------------------
                                                   Percent                    Percent                   Percent
                                                   change                     change                     change
                                                  from prior                 from prior                 from prior
                                     Amount        year-end    Amount        year-end      Amount       year-end
                                    --------     -----------  --------      ----------   ----------     ----------
Non-Interest bearing
   Demand deposits ............     $  2,991      (22.07)%     $  3,838        11.70%      $  3,436      173.57%
Interest bearing deposits:
   NOW accounts ...............        9,729      (19.79)%       12,129         6.83%        11,354      100.00%
   Money market demand ........          632        9.53%           577        78.09%           324      (19.40)%
   Passbook savings ...........       11,794      (12.12)%       13,420        (9.13)%       14,769       57.45%
   Certificates of deposit
   other than Jumbos ..........       71,592      (11.01)%       80,448       (11.30)%       90,698      115.60%
   Jumbos .....................        8,624      100.14%         4,309        30.50%         3,302       86.55%
                                    --------                   --------                    --------
   Total interest bearing
   deposits ...................      102,371       (7.68)%      110,883        (7.94)%      120,447      103.13%
                                    --------                   --------                    --------      ------
        Total deposits ........     $105,363       (8.16)%     $114,722        (7.39)%     $123,883      104.59%
                                    ========                   ========                    ========      ======

              [The remainder of this page intentionally left blank]

         The following tables set forth the distribution of First Federal's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented based on average balances:

                                                       At September 30, 2000
                                                                                                                  Percentage of
Interest                                                                                                              Total
  Rate          Term                          Category                           Minimum        Balance              Balances
--------     ----------           ---------------------------------              -------        -------           -------------
                                                 (In thousands except minimum balance)
0.00%           None              Non-interest bearing demand                   $     50         $ 2,991                2.84%
1.50%           None              NOW accounts                                       250           9,528                9.04%
1.50%           None              Non-profit                                         100             201                0.19%
2.53%           None              Money market checking                               50             632                0.60%
1.93%           None              Statement savings                                   50          11,794               11.19%
4.50%           3 months          Fixed-term fixed rate certificate                  250             400                0.38%
5.50%           6 months          Fixed-term fixed rate certificate                  250          11,422               10.84%
6.00%           12 months         Fixed-term fixed rate certificate                  250          19,433               18.44%
6.25%           18 months         Fixed-term fixed rate certificate                  250           6,172                5.86%
6.50%           IRA               Fixed-term fixed rate certificate                  250          15,685               14.89%
6.25%           30 months         Fixed-term fixed rate certificate                  250          15,277               14.50%
5.00%           1 month           Fixed-term fixed rate certificate                1,000              26                0.02%
6.50%           4 year            Fixed-term fixed rate certificate                1,500             918                0.87%
6.75%           5 year            Fixed-term fixed rate certificate                1,500           2,260                2.14%
7.00%           Jumbo             Fixed-term fixed rate certificate              100,000           8,624                8.19%
                                                                                                --------              ------

                                                                                                $105,363              100.00%
                                                                                                ========              ======


                                                       At September 30, 1999
                                                                                                                  Percentage of
Interest                                                                                                              Total
  Rate          Term                          Category                           Minimum        Balance              Balances
--------     ----------           ---------------------------------              -------        -------           -------------
                                                 (In thousands except minimum balance)
0.00%           None              Non-interest bearing demand                  $     50         $  3,838                3.35%
1.50%           None              NOW accounts                                      250           12,344               10.76%
1.50%           None              Non-profit                                        100              103                0.09%
1.50%           None              Money market checking                              50              260                0.23%
1.93%           None              Statement savings                                  50           13,420               11.70%
4.25%           3 months          Fixed-term fixed rate certificate                 250              529                0.46%
4.75%           6 months          Fixed-term fixed rate certificate                 250           13,227               11.53%
4.75%           12 months         Fixed-term fixed rate certificate                 250           18,779               16.37%
5.00%           18 months         Fixed-term fixed rate certificate                 250            4,941                4.31%
5.10%           IRA               Fixed-term fixed rate certificate                 250           18,826               16.41%
5.00%           30 months         Fixed-term fixed rate certificate                 250           20,821               18.15%
5.00%           1 month           Fixed-term fixed rate certificate               1,000                5                0.00%
5.00%           4 year            Fixed-term fixed rate certificate               1,500            1,321                1.15%
5.25%           5 year            Fixed-term fixed rate certificate               1,500            1,999                1.74%
5.27%           Jumbo             Fixed-term fixed rate certificate             100,000            4,309                3.76%
                                                                                                --------             -------

                                                                                                $114,722              100.00%
                                                                                                ========             =======

              [The remainder of this page intentionally left blank]

         Information about the average balances of interest-bearing demand deposits and time deposits for the periods indicated based upon average balances is provided below:

                                                         Year ended September 30,
                              ---------------------------------------------------------------------------------
                                        2000                          1999                         1998
                              -----------------------        ---------------------       ----------------------
                                                        (Dollar amounts in thousands)
                              Interest                       Interest                    Interest
                               bearing                        bearing                     bearing
                               demand          Time          demand         Time          demand         Time
                              deposits       deposits        deposits     deposits        deposits     deposits
                              --------       --------        --------     --------       ---------     --------
Average balance.........       $23,277        $81,811         $23,361      $89,172         $25,157      $81,536
Average rate............          1.80%          5.76%           1.81%        5.23%           2.46%        5.24%

         The following table presents changes in deposits for the periods indicated:

                                                                   For the year ended September 30,
                                                     ------------------------------------------------------------
                                                        2000             1999             1998             1997
                                                     ---------        ---------        ---------        ---------
                                                                      (Dollar amounts in thousands)
Opening balance ...................................  $ 114,722        $ 123,884        $  60,552        $ 64,095
Deposits acquired in Chilton County Acquisition ...         --               --           64,608              --
Net deposits (withdrawals) ........................    (12,623)         (13,168)          (4,331)         (5,364)
Interest credited on deposits .....................      3,264            4,006            3,055           1,821
                                                     ---------        ---------        ---------        --------
Ending balance ....................................  $ 105,363        $ 114,722        $ 123,884        $ 60,552
                                                     =========        =========        =========        ========
Total decrease (increase) in deposits .............  $  (9,359)       $  (9,162)       $  63,332        $ (3,543)
                                                     =========        =========        =========        ========
Percentage decrease (increase) ....................      (8.16)%          (7.40)%         104.59%          (5.53)%
                                                     =========        =========        =========        ========

         The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

                         Year ended September 30,
                    ---------------------------------
                      2000         1999         1998
                    -------      -------      -------
                              (In thousands)
Interest Rate
2.00-2.99%          $    --      $    --      $    --
3.00.-3.99%             373          399           --
4.00-4.99%            9,489       35,608          591
5.00.-5.99%          34,239       33,660       64,168
6.00-6.99%           24,581       13,964       26,693
7.00.-7.99%          11,535        1,126        2,548
                    -------      -------      -------
      Total         $80,217      $84,757      $94,000
                    =======      =======      =======

         There were no certificates of deposit bearing an interest rate less than 3% at September 30, 2000. At September 30, 2000, First Federal had outstanding approximately $80.2 million in certificate accounts that mature as follows:

                                                        Amount due
                         ------------------------------------------------------------------------
                                        One        Two     Three      Four
                         Less than one to two   to three  to four    to five
                              year      years     years    years      years   Thereafter   Total
                         ------------- -------  --------  -------    -------  ----------  -------
                                                      (In thousands)
Interest Rate
2.00-2.99% .....            $     0    $     0    $    0    $  0     $    0       $  0    $     0
3.00-3.99% .....                373          0         0       0          0          0        373
4.00-4.99% .....              8,279      1,185        25       0          0          0     9, 489
5.00.-5.99% ....             31,321      2,229       400     277         11          0     34,238
6.00-6.99% .....             14,926      7,174     2,147      76        258          0     24,581
7.00.-7.99% ....              6,634        831     1,371      36      2,664          0     11,536
                            -------    -------    ------    ----     ------       ----    -------
     Total .....            $61,533    $11,419    $3,943    $389     $2,933       $  0    $80,217
                            =======    =======    ======    ====     ======       ====    =======

         Certificates of deposit, other than Jumbos, mature as follows as of September 30, 2000:

                                                                     Amount due
                         -----------------------------------------------------------------------------------------------
                                              One             Two             Three          Four
                         Less than one       to two         to three         to four        to five
                             year            years            years           years          years              Total
                         -------------    ------------     -----------     ------------   ------------      ------------
                                                             (Dollars in thousands)
Interest Rate
2.00 -2.99%                $     0          $     0          $    0            $  0           $    0          $     0
3.00 -3.99%                      0                0               0               0                0                0
4.00 -4.99%                  7,637            1,185              25               0                0            8,847
5.00.-5.99%                 28,983            2,129             400             277               11           31,800
6.00 -6.99%                 13,546            7,074           2,147              76              258           23,101
7.00.-7.99%                  4,570              831           1,248              36            1,160            7,845
                           -------          -------          ------            ----           ------          -------
     Total                 $54,736          $11,219          $3,820            $389           $1,429          $71,593
                           =======          =======          ======            ====           ======          =======

              [The remainder of this page intentionally left blank]

         Jumbos mature as follows as of September 30, 2000:

                                                                     Amount due
                         -----------------------------------------------------------------------------------------------
                                              One             Two              Three          Four
                         Less than one       to two         to three          to four        to five
                              year           years            years            years          years             Total
                         -------------    -----------      ----------      ------------   ------------      ------------
                                                               (Dollars in thousands)
Interest Rate
2.00 - 2.99%               $    0             $  0            $  0              $0          $    0             $    0
3.00 - 3.99%                  373                0               0               0               0                373
4.00 - 4.99%                  642                0               0               0               0                642
5.00.- 5.99%                2,338              100               0               0               0              2,438
6.00 - 6.99%                1,380              100               0               0               0              1,480
7.00.- 7.99%                2,064                0             123               0           1,504              3,691
                           ------             ----            ----              --          ------             ------
     Total                 $6,797             $200            $123              $0          $1,504             $8,624
                           ======             ====            ====              ==          ======             ======

              [The remainder of this page intentionally left blank]

         The following table presents the maturities of certificates of deposit as of September 30, 2000, September 30, 1999 and September 30, 1998:


                                                              Maturities of Time Deposits
                                                                     September 30,
                                                          ----------------------------------
                                                          2000            1999        1998
                                                                     (In thousands)
Three months or less .............................        $15,541       $17,476       $ 2,433
After three within six months ....................         18,979        23,768        12,417
After six within twelve months ...................         27,015        24,517        51,730
One year to two years ............................         11,418        15,262        22,731
Two years to three years .........................          3,943         2,875         4,070
Three years to four years ........................            389           594           352
Four years to five years .........................          2,932           265           267
                                                          -------       -------       -------
    Total ........................................        $80,217       $84,757       $94,000
                                                          =======       =======       =======
Weighted average rate on all certificates of
deposit at period-end ............................           5.76%         5.23%         5.73%
                                                          =======       =======       =======



SHORT-TERM BORROWINGS

         First Federal has a line of credit of up to $4,000,000 which bears interest at the prime lending rate. The line of credit requires monthly interest payments and a payment of the outstanding balance on an annual basis, in March of each year. However, the line of credit can be automatically-renewed for an additional one year period. The prime lending rate was 9.5% at September 30, 2000 and the outstanding balance on the line of credit was $3,005,000.

         Borrowings also include borrowings from the FHLB of Atlanta (See "-- Liquidity"). The balances outstanding at September 30, 2000, and September 30, 1999 were $35,844,000 and $27,944,000, respectively. These balances included advances with both fixed and variable interest rates, which averaged 6.34% and 5.27% at September 30, 2000 and September 30, 1999, respectively.

CAPITAL RESOURCES

         STOCKHOLDERS' EQUITY

         SouthFirst's consolidated stockholders' equity was $14,925,000 and $14,352,000 at September 30, 2000 and September 30, 1999, respectively. The 2000 increase was primarily due to net income from operations.

         During 2000, cash dividends of $557,446, or $0.60 per share, were declared on SouthFirst Common Stock. During 1999, cash dividends of $571,846, or $0.60 per share were declared. During 1998, cash dividends of $543,746, or $0.575 per share were declared. Management believes that a strong capital position is vital to the continued profitability of First Federal and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution.

         Certain financial ratios for SouthFirst as of the end of the most recent three fiscal years and presented in the following table:

                                                               Equity and Asset Ratios
                                                                     September 30,
                                                  --------------------------------------------------
                                                       2000              1999               1998
                                                  ------------       ------------        -----------
Return on average assets ..................               0.59%              0.83%              0.40%
Return on average stockholder's equity ....               6.70%              8.48%              3.96%
Common dividend payout ratio ..............              57.98%             43.99%             85.65%
Average stockholders' equity to average
assets ratio ..............................               8.82%              9.84%             10.17%


Net Income ................................       $    961,492       $  1,299,999       $    634,874
Average Assets ............................       $162,741,763       $155,819,636       $157,439,900
Average Equity ............................       $ 14,355,955       $ 15,331,948       $ 16,016,540
Cash Dividends Paid .......................       $    557,446       $    571,846       $    543,745

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

                                               At September 30, 2000                           At September 30, 1999
                                    -------------------------------------------    ---------------------------------------------
                                       Tangible         Core        Risk-based       Tangible        Core          Risk-based
                                       Capital         Capital        Capital        Capital        Capital          Capital
                                    ------------    ------------   ------------    ------------   ------------    --------------
Capital .........................   $ 14,889,000    $ 14,889,000   $ 14,889,000    $ 13,707,000   $ 13,707,000    $ 13,707,000
Adjustments
   General valuation
       allowance ................             --              --        625,000              --             --         886,000
   Goodwill .....................       (613,000)       (613,000)      (613,000)       (586,000)      (586,000)       (586,000)
   Unrealized Gains .............        450,000         450,000        450,000         419,000        419,000         419,000

Regulatory capital ..............     14,726,000      14,726,000     15,351,000      13,540,000     13,540,000      14,426,000

Regulatory asset base ...........    161,319,000     161,319,000     95,827,000     161,901,000    161,901,000      79,046,000
Capital ratio ...................           9.14%           9.14%         16.02%           8.37%          8.37%          17.34%
Minimum required ratio ..........           1.50%           4.00%          8.00%           1.50%          4.00%           8.00%
Capital ratio required for ......
   "well-capitalized"
   designation ..................             --            5.00%         10.00%             --           5.00%          10.00%

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

         Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 75% of its mortgage loans which are backed by one-to-four family residential properties. At September 30, 2000, First Federal had credit available, net of advances drawn down, of approximately $12 million. First Federal has drawn down such advances in the amount of approximately $835.8 million at September 30, 2000, in order to fund dividend payments to stockholders and to pay various holding company expenses.

         On a consolidated basis, net cash provided by operating activities in fiscal 2000 was $1,185,000, a $441,000 increase from 1999. The $1,531,000 in net cash used by investing activities during 2000 consisted primarily of a $2,454,000 increase in loan funding activities. Net cash used for investment securities available for sale decreased to $1,568,000 from $31,453,000 in 1999. The $43,000 in net cash provided by financing activities resulted from a decrease of $4,541,000 in certificates of deposits, and a decrease of $4,818,000 in demand accounts, coupled with a net increase of $10,085,000 in borrowed funds, and payment of $515,300 in Common Stock dividends.

         First Federal's liquidity ratio at September 30, 2000 was 25.17% and at September 30, 1999 was 10.12%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's expectations to the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid no dividends to SouthFirst during 2000 or 1999. In 1998, First Federal paid $2,893,000 to SouthFirst in order to purchase Treasury Stock and partially repay a revolving line of credit with Regions Bank.

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

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report:

         Independent Auditors' Report
                  1.       Jones & Kirkpatrick, P.C.

         Consolidated Statements of Financial Condition as of
                  September 30, 2000 and 1999
         Consolidated Statements of Operations for the years ended September 30,
                  2000, 1999 and 1998.
         Consolidated Statements of Stockholders' Equity for the years ended
                  September 30, 2000, 1999 and 1998.
         Consolidated Statements of Cash Flows for the years ended September 30,
                  2000, 1999 and 1998.
         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in, or disagreements with, the Company's accountants on accounting and financial disclosure in the preceding two fiscal years.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        MANAGEMENT OF SOUTHFIRST

         The SouthFirst Board of Directors currently consists of seven persons and is divided into three classes, each of which contains approximately one-third of the SouthFirst Board of Directors. The directors of SouthFirst are elected by the stockholders of SouthFirst for staggered, three-year terms, so that approximately one-third of the directors will be elected at each annual meeting of stockholders to hold office until their successors are elected and qualified. The executive officers of SouthFirst are elected annually by the Board of Directors of SouthFirst and hold office until their successors are elected and qualified.

         The direction and control of First Federal is vested in the First Federal Board of Directors, which currently consists of eight members and is divided into three classes, each of which contains approximately one-third of the members. The directors of First Federal serve three-year terms. The terms of the directors of First Federal are staggered (as in the case of SouthFirst), so that approximately one-third of the directors will be elected at each annual meeting of stockholders. Since SouthFirst owns all of the issued and outstanding shares of Common Stock of First Federal, SouthFirst will elect the directors of First Federal, in accordance with applicable law.

         There are no arrangements or understandings pursuant to which the directors or executive officers of SouthFirst or First Federal were elected and there are no family relationships between any of such persons.

         The following table sets forth certain information regarding certain of the executive officers and directors of SouthFirst and First Federal.

                                                                                      YEAR FIRST
                                                                                      ELECTED AS A      YEAR
                                                                                      DIRECTOR OF       TERM
             NAME                     AGE(1)             POSITION HELD                SOUTHFIRST       EXPIRES
     -------------------------        ------       ----------------------------       ------------     -------
     Donald C. Stroup                   51         President, Chief Executive             1994          2003
                                                   Officer and Chairman of
                                                   SouthFirst and First Federal
     Joe K. McArthur                    49         Executive Vice President,
                                                   Chief Operating Officer,               1995          2002
                                                   Chief Financial Officer,
                                                   Secretary and Director of
                                                   SouthFirst and First Federal
     Bobby R. Cook                      60         Director of SouthFirst                 1997          2001
     H. David Foote, Jr.                51         Director of SouthFirst and
                                                   First Federal                          1994          2001
     J. Malcomb Massey(2)               51         Director of SouthFirst and
                                                   First Federal                          1997          2003
     Allen Gray McMillan, III           43         Director of SouthFirst and
                                                   First Federal                          1995          2002
     Charles R. Vawter, Jr.             39         Director of SouthFirst and
                                                   First Federal                          1994          2003

---------------

     (1)  At September 30, 2000.

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

         JOE K. MCARTHUR has served as the Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of First Federal and SouthFirst since 1992 and 1994, respectively. Mr. McArthur has served as a director of First Federal and SouthFirst since February 1996. Mr. McArthur has over 24 years of experience in the banking industry and received a B.S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining First Federal, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice president of First Federal of Alabama from 1983 to 1990. He has also served as a manager of various Little League and Babe Ruth Baseball teams, as well as Boys' Club basketball teams. Mr. McArthur is a member of the First United Methodist Church of Sylacauga.

         BOBBY R. COOK was named President of the Western Division of First Federal and as a director of SouthFirst and First Federal on October 31, 1997, in connection with the purchase by SouthFirst of First Federal Chilton County. Prior to joining SouthFirst and First Federal, Mr. Cook had served as President and Chief Executive Officer of First Federal of Chilton County since 1973. Thereafter, on January 24, 2000, the employment of Mr. Cook was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, as the sole shareholder of First Federal.

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

         J. MALCOMB MASSEY has served as a director of First Federal and SouthFirst since May, 1997. Mr. Massey is President and Chief Executive Officer of Pension & Benefit, First Federal's wholly-owned, operating subsidiary. This is a position he has held since he joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm, based in Montgomery, for which Mr. Massey had served as President since 1980. Mr. Massey is a member of the American Society of Pension Actuaries, South Central Alabama Association of Insurance and Financial Advisors, Life and Qualifying Member of Million Dollar Roundtable, Top of the Table, Montgomery Lions Club and Young Meadows Presbyterian Church.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires SouthFirst's directors, certain of SouthFirst's officers and persons who own more than 10% of the outstanding Common Stock of SouthFirst to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of SouthFirst held by such persons. Officers, directors and greater than 10% stockholders are also required to furnish SouthFirst with copies of all forms they file under this regulation. SouthFirst has been subject to this regulation since February 13, 1995. To SouthFirst's knowledge, based solely on a review of copies of such reports furnished to SouthFirst and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied with during fiscal 2000.

         Although SouthFirst has no obligation to make filings pursuant to
Section 16 of the Exchange Act, SouthFirst has adopted a policy requiring all
Section 16 reporting persons to report monthly to a designated employee of SouthFirst as to whether any transactions in SouthFirst's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information for fiscal 2000, 1999, and 1998 concerning compensation paid or accrued by SouthFirst and First Federal to or on behalf of SouthFirst's Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                Annual Compensation(1)                     Long Term Compensation
                                                                                        Securities
  Name and Principal        Fiscal                                     Other Annual     Underlying          All Other
       Position              Year          Salary        Bonus       Compensation(2)     Options          Compensation
-------------------------  -------        --------     ----------    ---------------   -----------       -------------
Donald C. Stroup             2000         $140,000       $43,605(3)      $13,155         14,180(4)          $2,901(5)
        President, Chief     1999          140,000        32,625          12,250         14,180(6)           2,901
        Executive Officer    1998          140,000        35,812          12,250         14,180(7)           2,886
        and Chairman

Joe K. McArthur              2000         $105,000       $29,490(8)      $13,155          7,428(9)          $1,624(10)
        Executive Vice       1999          105,000        21,175          12,250          7,428(11)          1,624
        President, Chief     1998          105,000        24,104          12,250          7,428(12)          1,309
        Financial Officer
        and Director
J. Malcomb Massey            2000         $130,000       $17,069(13)     $13,155          3,726(14)         $1,873(15)
        Director and         1999          130,000         2,236          13,250          3,726(16)          1,873
        President of         1998          130,000         1,677          12,250          3,726(17)          1,795
        Pension & Benefit

-------------------

(1) All compensation received by the Named Executive Officers was paid by First Federal and Pension & Benefit.

(2) Fees received as member of the Board of Directors of SouthFirst, First Federal and Pension & Benefit.

(3) Consists of a regular bonus of $22,647 as well as $20,958 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "--Compensation of Directors."

(4) On November 4, 1998, SouthFirst canceled all options granted to Mr. Stroup in 1998, and issued these options to purchase the same number of shares at a lower exercise price (see footnote (6) and footnote (7) below). These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(5) Represents a $1,836 automobile allowance and income of $1,065 recognized on employer provided group term life insurance in excess of $50,000.

(6) On November 4, 1998, SouthFirst canceled all options granted to Mr. Stroup in 1998, and issued these options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(7) On January 28, 1998, SouthFirst granted these options, which vested in equal annual increments commencing on January 29, 1999. These options were canceled on November 4, 1998 (see footnote (4) and footnote (6) above).

(8) Consists of a regular bonus of $17,065 as well as $12,425 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(9) On November 4, 1998, SouthFirst canceled all options granted to Mr. McArthur in 1998, and issued these options to purchase the same number of shares at a lower exercise price (see footnote (11) and footnote
         (12) below). These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(10) Represents a $964 automobile allowance and income of $660 recognized on employer provided group term life insurance in excess of $50,000.

(11) On November 4, 1998, SouthFirst canceled all options granted to Mr. McArthur in 1998, and issued these options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(12) On January 28, 1998, SouthFirst granted these options, which vested in equal annual increments commencing on January 29, 1999. These options were canceled on November 4, 1998 (see footnote (9) and footnote (11) above).

(13) Consists of a regular bonus of $14,833 as well as $2,236 of of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(14) On November 4, 1998, SouthFirst canceled all options granted to Mr. Massey in 1998, and issued these options to purchase the same number of shares at a lower exercise price (see footnote (16) and footnote (17) below). These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(15) Represents a $1,405 automobile allowance and income of $468 recognized on employer provided group term life insurance in excess of $50,000.

(16) On November 4, 1998, SouthFirst canceled all options granted to Mr. Massey in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(17) On January 28, 1998, SouthFirst granted these options, which vested in equal annual increments commencing on January 29, 1999. These options were canceled on November 4, 1998 (see footnote (14) and footnote (16) above).

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

         Mr. Massey's employment agreement previously contained a non-competition provision, pursuant to which Mr. Massey agreed that if his employment by Pension & Benefit terminated during the initial three-year period of employment, he would not, for two years following such termination, directly or indirectly engage in activities related to the planning, designing, implementation or administration of employee benefit plans in the same county as Pension & Benefit is located or in any contiguous county. This non-competition provision expired on April 11, 2000. The employment contract also provides that during the term of Mr. Massey's employment, and for three years thereafter, he shall refrain from recruiting or hiring, or attempting to recruit or hire, directly or by assisting others, any other employee of Pension & Benefit or any successor or affiliate of Pension & Benefit.

DEFERRED COMPENSATION AGREEMENTS

         First Federal has entered into deferred compensation agreements (collectively, the "Deferred Compensation Agreements") with Mr. Stroup and Mr. McArthur, pursuant to which each will receive certain retirement benefits at age
65. Under the Deferred Compensation Agreements, benefits are payable for 15 years. A portion of the retirement benefits accrue each year until age 65 or, if sooner, until termination of employment. If Mr. Stroup remains in the employment of First Federal until age 65, his annual benefit will be $65,000. If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If either of these officers dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreements will accrue and will, thereupon, be payable to their respective beneficiaries. The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives of these officers that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $57,075 for each of 2000, 1999, and 1998.

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

         Awards under the Plans vest at the rate of 20% per year, commencing on the first anniversary of the date of the award. The Committee may, however, from time to time and in its sole discretion, accelerate the vesting with respect to any participant, if the Committee determines that such acceleration is in the best interest of SouthFirst. If a participant terminates employment for reasons other than death or disability, the participant forfeits all rights to any shares which have not vested, including the dividends received with respect to such non-vested shares. If the participant's termination is caused by death or disability, all shares become vested. Participants will recognize compensation income on the date their interests vest, or at such earlier date pursuant to a participant's election to accelerate recognition pursuant to Section 83(b) of the Internal Revenue Code.

STOCK OPTION PLANS

         The SouthFirst Board of Directors has adopted two Stock Option Plans. The first was adopted November 15, 1995 and is denominated the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan (the "1995 Stock Option Plan"), and the second was adopted on January 28, 1998 and is denominated the 1998 Stock Option and Incentive Plan ("the 1998 Stock Option Plan"). The objective of each of the Stock Option Plans is to attract, retain, and motivate the best possible personnel for positions of substantial responsibility with SouthFirst and First Federal. In order to attract and retain members of the Board of Directors of SouthFirst who contribute to SouthFirst's success, each of the Stock Option Plans also provides for the award of non-qualified stock options to non-employee directors of SouthFirst.

         The 1995 Stock Option Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs") (Options and SARs are referred to herein collectively as "Awards"), as determined by the committee administering the 1995 Stock Option Plan. As of September 30, 1998, a total of 83,000 shares had been issued under the 1995 Stock Option Plan and, as of that date, no further shares were available for future issuance. The 1998 Stock Option Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs"). As of September 30, 1999, a total of 63,361 shares had been issued under the 1998 Stock Option Plan and, as of that date, no further shares were available for future issuance

         The terms and conditions of the two Stock Option Plans are substantially the same. The exercise price for Options and SARs granted under the Stock Option Plans may not be less than the fair market value of the shares on the day of the grant, and no Awards shall be exercisable after the expiration of ten years from the date of this grant. Each Stock Option Plan has a term of 10 years unless earlier terminated by the SouthFirst Board of Directors. The Stock Option Plans are administered by a committee of the directors of SouthFirst (the "Option Plan Committee"). Except as discussed below with respect to non- employee directors, the Option Plan Committee has complete discretion to make Awards to persons eligible to participate in the Stock Option Plans, and determines the number of shares to be subject to such Awards, and the terms and conditions of such Awards. In selecting the persons to whom Awards are granted under the Stock Option Plan, the Option Plan Committee considers the position, duties, and responsibilities of the employees, the value of their services to SouthFirst and First Federal, and any other factor the Option Plan Committee may deem relevant to achieving the stated purpose of the Stock Option Plan.

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

REPRICING OF STOCK OPTIONS UNDER THE STOCK OPTION PLANS

         On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 14,180; 7,428 and 3,726 to Donald C. Stroup, Joe K. McArthur and J. Malcomb Massey, respectively (i.e., the Named Executive Officers). Options to purchase an aggregate of 36,777 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or First Federal and two former executive officers. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst's Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst's Common Stock declined significantly to a point below which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28 options, the Board of Directors elected to reprice all of such options by the cancellation of such options and the regrant of an equal number of new options at the then current lower market price. Such replacement options were granted on November 4, 1998 at an exercise price of $15.75 a share, which was equal to the fair market value of SouthFirst's Common Stock on the date of grant. The following table provides, with respect to the Named Executive Officers, the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 2000:

                      OPTION REGRANTS FOR FISCAL YEAR 2000

Name                      Date             Number of           Original Exercise    New Exercise         Length of
                                           Securities          Price ($)            Price ($)            Original Option
                                           Underlying                                                    Term Remaining
                                           Options Repriced                                              at Date of
                                                                                                         Repricing
Donald Stroup        November 4, 1998          4150                 21.25             15.75               9.2  years
(1995 Plan) (1)
Donald Stroup        November 4, 1998          10030                21.25             15.75               9.2 years
(1998 Plan)
Joe McArthur         November 4, 1998          7428                 21.25             15.75               9.2 years
(1998 Plan)
Malcomb Massey       November 4, 1998          3726                 21.25             15.75               9.2 years
(1998 Plan)

     (1) As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Since September 30, 1996, grants to purchase 4,150 shares of Common Stock expired prior to being exercised and, consequently, the 4,150 shares reserved to be issued pursuant to such expired options became available for re-issuance under the 1995 Stock Option Plan. On January 28, 1998, the Board of Directors of the Bank granted to Donald C. Stroup options to purchase 4,150 shares available under the 1995 Stock Option Plan in conjunction with certain additional stock option grants made pursuant to the 1998 Stock Option Plan. These options were issued pursuant to the vesting schedule utilized for the 1998 Stock Option Plan. Subsequently, as of September 30, 2000, 14,110 options have expired and remain unissued under the 1995 Stock Option Plan and 16,477 options have expired and remain unissued under the 1998 Stock Option Plan.

     The following table provides certain information concerning the exercise of stock options under SouthFirst's Stock Option Plans during the fiscal year ended September 30, 2000, by the Named Executive Officers and the fiscal-year-end value of unexercised options held by those individuals:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                               Number of Securities          Value of
                                                                    Underlying              Unexercised
                                                               Unexercised Options          In-the-Money
                                                                        at                Options at Fiscal
                              Shares                              Fiscal Year End              Year End
                             Acquired         Value                Exercisable/            Exercisable/
    Name                   on Exercise       Realized             Unexercisable           Unexercisable(1)
---------------            -----------       --------         --------------------       ------------------
Donald C.                       0                $0             12,450 / 20,750                $0 / $0
Stroup
Joe K.                          0                $0              7,968 / 13,280                $0 / $0
McArthur
J. Malcomb                      0                $0                 0  /  3,726                $0 / $0
Massey

--------------

(1) Represents the value of unexercised, in-the-money stock options on September 30, 2000, using the $10.00 closing price of SouthFirst Common Stock on that date.

EMPLOYEE RETIREMENT SAVINGS PLAN

     First Federal has established a savings and profit-sharing Plan that qualifies as a tax-deferred savings Plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to 10% of their gross salary to the 401(k) Plan or $9,500, whichever is less. Currently, all contributions are fully vested under the 401(k) Plan at the time of the contribution. Prior to First Federal's adoption of an Employee Stock Ownership Plan (see "--Employee Stock Ownership Plan"), the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.50 for each $1.00 of employee contribution and contributions from 4% to 6% were 100% matched. During this period, contributions were 100% vested following the completion of five years of service and were invested in one or more investment accounts administered by the Plan administrator. At September 30, 2000, neither First Federal nor any of its affiliates match employee contributions to the 401(k) Plan.

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

         Pension & Benefit serves as the plan administrator and trustee of the ESOP (the "ESOP Trustee"). Participants may vote the shares of SouthFirst Common Stock that are allocated to their account. Any unallocated shares of SouthFirst Common Stock and allocated shares of SouthFirst Common Stock for which no timely direction is received are voted by the ESOP Trustee in accordance with its fiduciary obligations.

DIVIDEND INCENTIVE PLAN

         SouthFirst, in November, 1995, adopted, by resolution of the Board of Directors of SouthFirst, a dividend incentive plan (the "Dividend Incentive Plan"), pursuant to which each director and/or employee in the SouthFirst family, who holds options to purchase SouthFirst Common Stock under the Stock Option Plans is paid an amount equal to the number of shares underlying the stock options held by him or her, multiplied by the amount of dividends SouthFirst pays to the holders of its Common Stock. If the service of an employee or director is terminated prior to the full vesting of his or her stock options, then the employee or director immediately forfeits, and must repay to SouthFirst, all amounts received under the Dividend Incentive Plan with respect to the non-vested options.

COMPENSATION OF DIRECTORS

         Each member of the First Federal Board of Directors receives a fee of $915 for each board meeting attended (with one excused absence), and each non-employee director of First Federal, if a member of a committee, receives $500 for each committee meeting attended. The members of the SouthFirst Board of Directors do not receive a fee for board meeting attendance.

         During fiscal 2000, each non-employee director (except John Robbs, who resigned as a director of First Federal and SouthFirst on April 5, 2000) was paid $2,316 under the Dividend Incentive Plan with respect to the shares of Common Stock underlying the stock options held by him. Further, each SouthFirst director (except John Robbs, who resigned as a director of First Federal and SouthFirst on April 5, 2000), during fiscal 2000, received a cash dividend in the amount of $996 with respect to the restricted shares held by him, as granted under Management Recognition Plans "A" and "B."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         SouthFirst presently does not have a compensation committee because no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Donald C. Stroup, President and Chief Executive Officer of SouthFirst and First Federal, and Joe K. McArthur, Executive Vice President, Chief Operating Officer, and Chief Financial Officer of First Federal, serve as members of the Wage and Compensation Committee of First Federal. First Federal's Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no "interlocking" relationships existing at or before the year ended September 30, 2000 in which (i) any executive officer is a member of the board of directors/trustees of another entity, one of whose executive officers is a member of the First Federal Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the First Federal Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 1, 2000 with respect to the beneficial ownership of SouthFirst's Common Stock by
(i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined at herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                          Shares of
                                                        Common Stock                        Percent of
                 Beneficial Owner                   Beneficially Owned(1)               Outstanding Shares
         -------------------------------            ---------------------               ------------------
         Donald C. Stroup(2)                                71,139                               7.8%
         Joe K. McArthur(3)                                 32,726                               3.6%
         Bobby R. Cook(4)                                   14,815                               1.6%
         H. David Foote, Jr.(5)                             11,390                               1.3%
         J. Malcomb Massey(6)                               24,328                               2.7%
         Allen Gray McMillan, III(7)                        16,890                               1.8%
         Charles R. Vawter, Jr.(8)                          40,792                               4.4%
         Jeffrey L. Gendell, et. al.(9)                     83,700                               9.2%
         Robert J. Salmon and
            Mary Anne J. Salmon(10)                         47,600                               5.2%
         Pension & Benefit Financial
            Services, Inc.,(11)                             66,400                               7.3%
         All directors and
            executive officers
            as a group (7 persons)                         212,080                              23.2%

---------------

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The percentages are based upon 910,102 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 902,232 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(2) Of the amount shown, 17,100 shares are owned jointly by Mr. Stroup and his wife, 300 shares are held by one of Mr. Stroup's sons, 13,196 shares are held in his account under SouthFirst's 401(k) Plan, 5,471 shares are held in his account under First Federal's ESOP, 26,422 shares are subject to presently exercisable options and 8,300 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," all of which are fully vested.

(3) Of the amount shown, 1,500 shares are owned jointly by Mr. McArthur and his wife, 5,030 shares are held in his account under SouthFirst's 401(k) Plan, 4,633 shares are held in his account under First Federal's ESOP, 16,251 shares are subject to presently exercisable options and 5,312 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," all of which are fully vested.

(4) Of the amount shown, 1,624 shares are held in an Individual Retirement Account for the benefit of Mr. Cook's wife.

(5) Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 5,230 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," all of which are fully vested.

(6) Of the amount shown, 15,521 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Benefit Financial, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,265 shares are held in a profit sharing account, and 2,234 shares are held in an Individual Retirement Account, and 737 shares are held in his account under First Federal's ESOP, 1,490 shares are subject to exercisable options, and 1,090 shares are owned jointly by Mr. Massey and his wife..

(7) Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 5,230 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," all of which are fully vested.

(8) Of the amount shown, 31,989 shares are held jointly by Mr. Vawter and his wife, 5,230 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," all of which shares are fully vested.

(9) Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 83,700 shares, Tontine Management, L.L.C. ("TM") has shared voting power with respect to 83,700 shares, Tontine Partners, L.P. ("TP") has shared voting power with respect to 10,500 shares and Tontine Financial Partners, L.P. ("TFP") has shared voting power with respect to 73,200 shares. TM, the general partner of TP and TFP, has the power to direct the affairs of TP and TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell, TP and TFP is 200 Park Avenue, Suite 3900, New York, New York 10166. The foregoing information is based on a Schedule 13D/A, Amendment No. 2, dated October 6, 1997 filed by Mr. Gendell, TP and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(10) Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998 filed by Mr. and Mrs. Salmon.

(11) These shares are held in trust by Pension & Benefit Financial Services, Inc as trustee of First Federal's ESOP. See "Employee Stock Ownership Plan."

         There are no arrangements known to SouthFirst the operation of which would result in a change in control of SouthFirst.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 2000, the aggregate of all loans by First Federal to its officers, directors, and related interests was $2,944,000.

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

         Exhibit No.       Description of Exhibit
         -----------       ---------------------------------------------------------------------------------
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

              10.11*       Employment Agreement dated as of January 1, 1998 between First Federal of the
                           South and Jimmy C. Maples (1998 Form 10-K).

                 11        Statement Regarding Computation of Per Share Earnings.

                 21        Subsidiaries of Registrant.

               23.1        Consent of Jones and Kirkpatrick, P.C.

                 27        Financial Data Schedule (for SEC use only)

                           SOUTHFIRST BANCSHARES, INC.

                               SYLACAUGA, ALABAMA

                           SEPTEMBER 30, 2000 AND 1999


                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT..........................................................F-1

FINANCIAL STATEMENTS:

     Consolidated Statements of Financial Condition...................................F-2

     Consolidated Statements of Operations........................................F-3-F-4

     Consolidated Statements of Stockholders' Equity..............................F-5-F-6

     Consolidated Statements of Cash Flows........................................F-7-F-9

     Notes to Consolidated Financial Statements.................................F-10-F-43

                          INDEPENDENT AUDITORS' REPORT


November 1, 2000


Board of Directors
SouthFirst Bancshares, Inc.
Sylacauga, Alabama


We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. and subsidiaries (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.


Certified Public Accountants

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                           September 30, 2000 and 1999


                                                                                     2000                1999
                                                                                 -------------       -------------
                                     ASSETS
Cash and cash equivalents                                                        $   4,667,295       $   4,969,578
Interest-bearing deposits in banks                                                   1,737,099             993,708
Investment securities held to maturity, at cost                                             --              28,783
Investment securities available for sale, at fair value                             38,326,808          39,312,785
Loans receivable, net of allowance for loan losses of
     $700,620 in 2000 and $851,915 in 1999                                         108,353,773         106,312,481
Loans held for sale at cost (which approximates fair value)                            181,662             710,134
Foreclosed assets, net                                                                 175,500             568,358
Premises and equipment, net                                                          4,992,261           5,178,234
Accrued interest receivable                                                          1,183,485           1,018,029
Investments in affiliates                                                                   --              16,464
Other assets                                                                         1,407,751           1,397,811
                                                                                 -------------       -------------

          Total Assets                                                           $ 161,025,634       $ 160,506,365
                                                                                 =============       =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits:
        Non-interest bearing                                                     $   2,990,806       $   3,838,290
        Interest bearing                                                           102,372,295         110,883,586
                                                                                 -------------       -------------
          Total deposits                                                           105,363,101         114,721,876
     Advances by borrowers for property taxes and insurance                            297,004             441,180
     Accrued interest payable                                                        1,403,005           1,134,016
     Borrowed funds                                                                 38,889,068          28,804,068
     Accrued expenses and other liabilities                                            147,972           1,053,036
                                                                                 -------------       -------------
          Total liabilities                                                        146,100,150         146,154,176
                                                                                 -------------       -------------

Stockholders' equity:
     Common stock, $.01 par value, 2,000,000 shares authorized;
         999,643 shares issued and 910,102 shares outstanding in 2000;
         999,643 shares issued and 904,822 shares outstanding in 1999;                   9,996               9,996
     Additional paid-in capital                                                      9,835,352           9,851,981
     Treasury stock, at cost (72,196 shares in 2000; 71,076 shares in 1999)         (1,140,781)         (1,129,738)
     Deferred compensation on common stock employee benefit plans                     (482,325)           (623,224)
     Retained earnings, substantially restricted                                     7,186,244           6,740,051
     Accumulated other comprehensive income (loss)                                    (483,002)           (496,877)
                                                                                 -------------       -------------
           Total stockholders' equity                                               14,925,484          14,352,189
                                                                                 -------------       -------------

     Commitments and contingencies (Note 14)                                                --                  --
                                                                                 -------------       -------------

     Total Liabilities and Stockholders' equity                                  $ 161,025,634       $ 160,506,365
                                                                                 =============       =============

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended September 30, 2000, 1999 and 1998

                                                                  2000             1999             1998
                                                              ------------     ------------     ------------
Interest and dividend income:
     Interest and fees on loans                               $  9,342,440     $  8,460,854     $  8,272,834
     Interest and dividend income on investment securities       2,572,742        2,023,243        2,825,283
                                                              ------------     ------------     ------------

           Total interest and dividend income                   11,915,182       10,484,097       11,098,117
                                                              ------------     ------------     ------------

Interest expense:
     Interest on deposits                                        4,858,308        5,389,544        5,416,128
     Interest on borrowed funds                                  2,280,558          977,279        1,148,782
                                                              ------------     ------------     ------------
          Total interest expense                                 7,138,866        6,366,823        6,564,910
                                                              ------------     ------------     ------------

          Net interest income                                    4,776,316        4,117,274        4,533,207

Provision for loan losses                                            5,572          587,690           44,744
                                                              ------------     ------------     ------------

     Net interest income after provision for loan losses         4,770,744        3,529,584        4,488,463
                                                              ------------     ------------     ------------

Other income:
     Service charges and other fees                                440,355          502,016          466,469
     Employee benefit trust and consulting fees                  1,087,884        1,010,000          758,835
     Gain on sale of loans                                         312,024          442,287          238,907
     Gain (loss) on sales and calls of investment
        securities available-for-sale                               (4,199)       2,402,639          123,736
     Gain (loss) on sale of premises and equipment                      --            5,622            2,565
     Equity in net loss of affiliates                              (16,464)        (128,153)         (26,279)
     Other                                                         279,903          183,326          180,581
                                                              ------------     ------------     ------------

         Total other income                                      2,099,503        4,417,737        1,744,814
                                                              ------------     ------------     ------------


                             (Continued)


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Continued)
                  Years Ended September 30, 2000, 1999 and 1998


                                           2000          1999          1998
                                        ----------    ----------    ----------
Other expenses:
     Compensation and benefits          $2,901,364    $3,268,188    $3,128,023
     Net occupancy expense                 348,875       330,871       282,015
     Furniture and fixtures                441,026       441,788       331,505
     Data processing                       309,196       336,284       293,820
     Office supplies and expenses          350,205       392,529       359,713
     Deposit insurance premiums             77,649       116,240       119,330
     Legal expenses                        253,000       380,822       212,852
     Goodwill amortization                  63,128        54,772        23,178
     Other                                 554,936       509,622       459,338
                                        ----------    ----------    ----------

        Total other expenses             5,299,379     5,831,116     5,209,774
                                        ----------    ----------    ----------

Income before income taxes               1,570,868     2,116,205     1,023,503

Income tax expense                         609,376       816,206       388,629
                                        ----------    ----------    ----------

     Net income                         $  961,492    $1,299,999    $  634,874
                                        ==========    ==========    ==========

Earnings pre share:
     Basic                              $     1.06    $     1.44    $     0.68
     Diluted                            $     1.06    $     1.44    $     0.67

Weighted average shares outstanding:
     Basic                                 908,020       903,460       931,195
     Diluted                               908,020       903,460       950,833


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years Ended September 30, 2000, 1999 and 1998
-------------------------------------------------------------------------------


                                                                                                  Deferred
                                                                                                Compensation
                                                                                 Retained         on Common
                                                                Additional       Earnings-         Stock
                                                 Common          Paid-in       Substantially      Employee          Treasury
                                                  Stock          Capital        Restricted      Benefit Plans        Stock
                                               -------------   -------------   -------------    -------------    ------------
Balance - September 30, 1997                   $       8,632   $   7,792,748   $   5,815,352    $    (914,604)   $    (198,392)

Comprehensive Income:
    Net income                                            --              --         634,874               --               --
    Change in net unrealized gain (loss) on
       available-for-sale securities, net of
       reclassification adjustment and tax
       effects                                            --              --              --               --               --

         Total comprehensive income

Release of unallocated ESOP shares                        --          37,600              --           40,000               --
Vesting of shares on Management
    Recognition Plans                                     --          39,740              --           76,194               --
Vesting of deferred compensation shares                   --              --              --           19,902               --
Acquisition of Treasury stock                             --              --              --               --         (668,695)
Issuance of common stock                               1,364       1,940,875              --               --               --
Cash dividends declared ($ .575/share)                    --              --        (496,880)              --               --
                                               -------------   -------------   -------------    -------------    -------------

Balance - September 30, 1998                           9,996       9,810,963       5,953,346         (778,508)        (867,087)

Comprehensive Income:
    Net income                                            --              --       1,299,999               --               --
    Change in net unrealized gain (loss) on
       available-for-sale securities, net of
       reclassification adjustments and tax
       effect                                             --              --              --               --               --

         Total comprehensive income (loss)

Release of unallocated ESOP shares                        --          35,336              --           70,560               --
Acquisition of ESOP shares                                --              --              --          (13,068)              --
Vesting of shares on Management
    Recognition Plans                                     --           5,682              --           77,890               --
Vesting of deferred compensation shares                   --              --              --           19,902               --
Acquisition of Treasury stock                             --              --              --               --         (262,651)
Cash dividends declared ($ .60/share)                     --              --        (513,294)              --               --
                                               -------------   -------------   -------------    -------------    -------------

Balance - September 30, 1999                           9,996       9,851,981       6,740,051         (623,224)      (1,129,738)
                                               -------------   -------------   -------------    -------------    -------------


                                                Accumulated
                                                   Other
                                                  Compre-
                                                  hensive
                                                  Income
                                                  (Loss)            Total
                                               -------------    -------------
Balance - September 30, 1997                   $   1,119,598    $  13,623,334
                                                                -------------

Comprehensive Income:
    Net income                                            --          634,874
    Change in net unrealized gain (loss) on
       available-for-sale securities, net of
       reclassification adjustment and tax
       effects                                       422,307          422,307
                                                                -------------

         Total comprehensive income                                 1,057,181
                                                                -------------

Release of unallocated ESOP shares                        --           77,600
Vesting of shares on Management
    Recognition Plans                                     --          115,934
Vesting of deferred compensation shares                   --           19,902
Acquisition of Treasury stock                             --         (668,695)
Issuance of common stock                                  --        1,942,239
Cash dividends declared ($ .575/share)                    --         (496,880)
                                               -------------    -------------

Balance - September 30, 1998                       1,541,905       15,670,615
                                                                -------------

Comprehensive Income:
    Net income                                            --        1,299,999
    Change in net unrealized gain (loss) on
       available-for-sale securities, net of
       reclassification adjustments and tax
       effect                                     (2,038,782)      (2,038,782)
                                                                -------------

         Total comprehensive income (loss)                           (738,783)
                                                                -------------

Release of unallocated ESOP shares                        --          105,896
Acquisition of ESOP shares                                --          (13,068)
Vesting of shares on Management
    Recognition Plans                                     --           83,572
Vesting of deferred compensation shares                   --           19,902
Acquisition of Treasury stock                             --         (262,651)
Cash dividends declared ($ .60/share)                     --         (513,294)
                                               -------------    -------------

Balance - September 30, 1999                        (496,877)      14,352,189
                                               -------------    -------------


                                  (Continued)

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Continued)
                  Years Ended September 30, 2000, 1999 and 1998


                                                                                                   Deferred
                                                                                                 Compensation
                                                                                  Retained        on Common
                                                                Additional        Earnings-         Stock
                                                  Common         Paid-in        Substantially      Employee          Treasury
                                                  Stock           Capital        Restricted      Benefit Plans        Stock
                                               -------------   -------------    -------------    -------------    -------------
Balance - September 30, 1999                   $       9,996   $   9,851,981    $   6,740,051    $    (623,224)   $  (1,129,738)

Comprehensive Income:
    Net income                                            --              --          961,492               --               --
    Change in net unrealized gain (loss) on
       available-for-sale securities, net of
       reclassification adjustments and tax
       effect                                             --              --               --               --               --


         Total comprehensive income


Release of unallocated ESOP shares                        --            (896)              --           63,990               --
Acquisition of ESOP shares                                --              --               --          (12,404)              --
Vesting of shares on Management
    Recognition Plans                                     --         (15,733)              --           69,411               --
Vesting of deferred compensation shares                   --              --               --           19,902               --
Acquisition of Treasury stock                             --              --               --               --          (11,043)
Cash dividends declared ($ .60/share)                     --              --         (515,299)              --               --
                                               -------------   -------------    -------------    -------------    -------------

Balance - September 30, 2000                   $       9,996   $   9,835,352    $   7,186,244    $    (482,325)   $  (1,140,781)
                                               =============   =============    =============    =============    =============


                                                Accumulated
                                                  Other
                                                  Compre-
                                                  hensive
                                                  Income
                                                  (Loss)            Total
                                               -------------    -------------
Balance - September 30, 1999                   $    (496,877)   $  14,352,189
                                                                -------------

Comprehensive Income:
    Net income                                            --          961,492
    Change in net unrealized gain (loss) on
       available-for-sale securities, net of
       reclassification adjustments and tax
       effect                                         13,875           13,875
                                                                -------------

         Total comprehensive income                                   975,367
                                                                -------------

Release of unallocated ESOP shares                        --           63,094
Acquisition of ESOP shares                                --          (12,404)
Vesting of shares on Management
    Recognition Plans                                     --           53,678
Vesting of deferred compensation shares                   --           19,902
Acquisition of Treasury stock                             --          (11,043)
Cash dividends declared ($ .60/share)                     --         (515,299)
                                               -------------    -------------
Balance - September 30, 2000                   $    (483,002)   $  14,925,484
                                               =============    =============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 2000, 1999 and 1998


                                                                             2000               1999               1998
                                                                         ------------       ------------       ------------
OPERATING ACTIVITIES

Net income                                                               $    961,492       $  1,299,999       $    634,874

Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for loan losses                                                   5,572            587,690             44,744
    Depreciation and amortization                                             422,789            398,407            345,844
    Equity in loss of unconsolidated affiliates                                16,464            128,153             26,279
    Proceeds from sales of loans                                           15,092,258         23,423,676         11,743,414
    Loans originated for sale                                             (14,251,762)       (23,598,773)       (11,263,507)
    Gain on sale of loans                                                    (312,024)          (442,287)          (238,907)
    (Gain) loss on sale of premises and equipment                                  --             (5,622)            (2,565)
    (Gain) loss on sale of foreclosed assets                                  (20,947)             4,041                 --
    Compensation expense on ESOP and MRPs                                     136,674            209,370            213,436
    (Gain) loss on sale of investment securities available-for-sale             4,199         (2,402,639)          (123,736)
    Net amortization of premium on investment securities                       13,746           (134,240)           (73,995)
    (Increase) decrease in accrued interest receivable                       (165,456)            26,949             26,377
    (Increase) decrease in other assets                                       (73,068)           280,880            794,629
    Increase (decrease) in accrued interest payable                           268,989             62,833            (41,500)
    Increase (decrease) in accrued expenses and other liabilities            (913,573)           906,189           (977,764)
                                                                         ------------       ------------       ------------

       Net cash provided by operating activities                            1,185,353            744,626          1,107,623
                                                                         ------------       ------------       ------------

INVESTING ACTIVITIES

Net cash paid for acquisition                                                      --                 --           (536,430)
Investment in affiliated companies                                                 --                 --            (75,000)
Net change in interest-bearing deposits in banks                             (743,391)          (612,192)           381,516
Proceeds from calls and maturities of investment
    securities held-to-maturity                                                28,783            561,889         13,473,975
Proceeds from calls and maturities of investment
    securities available-for-sale                                           1,550,119          7,243,091            100,281
Proceeds from sales of investment securities
    available-for-sale                                                      1,007,841         20,968,808         20,206,296
Purchase of investment securities available-for-sale                       (1,567,544)       (31,453,474)       (18,813,395)
Net increase in loans                                                      (2,453,697)        (2,918,378)          (936,336)
Proceeds from sale of premises and equipment                                       --             18,000             11,106
Purchase of premises and equipment                                           (173,688)        (1,630,939)          (864,793)
Proceeds from sale of foreclosed real estate                                  820,638             36,000                 --
                                                                         ------------       ------------       ------------

    Net cash provided (used) by investing activities                       (1,530,939)        (7,787,195)        12,947,220
                                                                         ------------       ------------       ------------

                               (Continued)

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                  Years Ended September 30, 2000, 1999 and 1998

                                                                2000               1999               1998
                                                            ------------       ------------       ------------
FINANCING ACTIVITIES

Net increase (decrease) in demand accounts
    and savings accounts                                    $ (4,818,176)      $     81,185       $  1,790,205
Net increase (decrease) in certificates of deposit            (4,540,599)        (9,242,985)        (3,433,339)
Proceeds from borrowed funds                                  56,107,709         55,476,593         10,629,505
Repayment of borrowed funds                                  (46,022,709)       (42,841,593)       (15,113,823)
Net proceeds from issuance of common stock                            --                 --            116,200
Cash dividends paid                                             (515,299)          (513,294)          (496,880)
Acquisition of employee stock ownership plan shares              (12,404)           (13,068)                --
Acquisition of treasury stock                                    (11,043)          (262,651)          (668,695)
(Increase) decrease in advances by borrowers
    for property taxes and insurance                            (144,176)           114,054           (112,233)
                                                            ------------       ------------       ------------

      Net cash provided (used) by financing activities            43,303          2,798,241         (7,289,060)
                                                            ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents                (302,283)        (4,244,328)         6,765,783

Cash and cash equivalents - beginning of year                  4,969,578          9,213,906          2,448,123
                                                            ------------       ------------       ------------

Cash and cash equivalents - end of year                     $  4,667,295       $  4,969,578       $  9,213,906
                                                            ============       ============       ============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)
                  Years Ended September 30, 2000, 1999 and 1998

                                                                               2000            1999            1998
                                                                            -----------    -------------    -----------
Supplemental information on cash payments:
    Interest paid                                                           $ 6,869,877    $   6,303,990    $ 6,352,838
                                                                            ===========    =============    ===========

    Income taxes paid                                                       $ 1,418,194    $      64,390    $   426,888
                                                                            ===========    =============    ===========

Supplemental information on non-cash transactions:
    Change in net unrealized gain on investment
        securities available-for-sale, net of deferred taxes                $    13,875    $  (2,038,782)   $   422,307
                                                                            ===========    =============    ===========

    Disposition of investment in affiliate by issuance of loan              $        --    $          --    $    96,664
                                                                            ===========    =============    ===========

    Real estate owned, obtained through foreclosure                         $   406,833    $     608,399    $        --
                                                                            ===========    =============    ===========

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
                                                                                                            ===========


See accompanying notes to consolidated financial statements

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of SouthFirst Bancshares, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     Organization - The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiaries, First Federal of the South (the Bank) (a wholly-owned subsidiary of SouthFirst Bancshares, Inc.), Pension & Benefit Trust Company (a wholly-owned subsidiary of First Federal of the South, which is an employee benefits consulting company), SouthFirst Mortgage, Inc. (a wholly-owned subsidiary of First Federal of the South) and SouthFirst Financial Services, Inc. (a wholly-owned subsidiary of SouthFirst Bancshares, Inc.), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The Bank, pursuant to applicable OTS regulations, established a special "liquidation account" for the benefit of the eligible account holders and supplemental eligible account holders in the Conversion. The liquidation account was established in an amount equal to the regulatory capital of the Bank as of the date of the statement of financial condition contained in the final Prospectus. Each eligible account holder and supplemental eligible account holder is entitled, on a complete liquidation of the Bank after the Conversion (and only in such event), to an interest in the liquidation account. The initial interest in such liquidation account is determined by multiplying the opening balance in the


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     liquidation account by a fraction of which the numerator is the amount of the qualifying deposit in the related deposit account and the denominator is the total amount of the qualifying deposits of all eligible account holders and supplemental eligible account holders in the Bank. If, on any annual closing date subsequent to the Conversion, the amount in any qualifying deposit account is less than the amount in such account on the initial applicable date, then the interest in the liquidation account is reduced by an amount proportionate to any such reduction. If, subsequent to the Conversion, a qualified deposit account is closed, then the interest of the account holder in the liquidation account will be reduced to zero. A merger, consolidation, sale of bulk assets or similar combination or transaction with an FDIC insured institution, in which the Bank is not the surviving insured institution, would not be considered to be a "liquidation" under which any distribution of the liquidation account would be made. In such a transaction, the liquidation account would be assumed by the surviving institution. The creation and maintenance of the liquidation account would not restrict the use or application of any of the capital accounts of the Bank, except that the Bank may not declare or pay a cash dividend to, or repurchase any of its capital stock from, the Corporation, if the effect of such dividend or repurchase would be to cause its equity to be reduced below the aggregate amount then required for the liquidation account.

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

     Declines in fair value of investment securities (available for sale or held to maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of investment securities are computed using the specific identification method and are shown separately in non-interest income in the consolidated statements of operations. No securities were classified as trading account securities as of September 30, 2000 or 1999.

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

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 2000.

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

     Advertising - Advertising costs are charged to operations when incurred. Advertising expense was $35,508, $25,323 and $51,150 for the years ended September 30, 2000, 1999 and 1998, respectively.

     Earnings per Share - Basic earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Fully diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding options to acquire common stock were exercised. The exercise of these options accounts for the differences between basic and diluted weighted average shares outstanding. Options on 104,774 shares in 2000 and 133,901 shares in 1999 of common stock were not included in computed diluted earnings per share because their effects were antidilutive.

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

                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income - The Company adopted Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income, as of October 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the corporation's net income or shareholders' equity.

     The components of other comprehensive income and related tax effects are as follows:


                                                2000            1999            1998
                                             -----------     -----------     -----------
Unrealized holding gains (losses) on
   available-for-sale securities arising
   during the period                         $    18,185     $  (885,720)    $   804,890

Reclassification adjustment for losses
   (gains) realized in income                      4,199      (2,402,639)       (123,736)
                                             -----------     -----------     -----------

Net unrealized gains (losses)                     22,384      (3,288,359)        681,154

  Tax effect                                      (8,509)      1,249,577        (258,847)
                                             -----------     -----------     -----------

Net-of-tax amount                            $    13,875     $(2,038,782)    $   422,307
                                             ===========     ===========     ===========

                              (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement encourages earlier application, but delays the effective date of Statement No. 133 from fiscal quarters of all fiscal years beginning after June 15, 1999 to fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with the new standard, management will continue to evaluate the impact and defer implementations as the standard allows.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement revises the standards for accounting for securitization and other transfers of financial assets and collateral, and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Based on the Company's current operating activities, management does not believe that future adoption of this statement will have a material impact on the presentation of the Company's financial condition or results of operations.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

2.       INVESTMENT SECURITIES

         Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair value at September 30 were as follows:

                                                                            Gross          Gross
                                                          Amortized      Unrealized     Unrealized
                                                             Cost           Gains          Losses        Fair Value
                                                         -----------     ----------     -----------      -----------
         Held-to-Maturity Securities

         September 30, 1999:
            Mortgage-backed securities                   $    28,783      $     --      $        14      $    28,769
                                                         ===========      ========      ===========      ===========


         Available-for-Sale Securities

         September 30, 2000:
            U.S Treasury securities                      $ 2,896,067      $     --      $   135,643      $ 2,760,424
            U.S. Government agency                         9,120,162            --          218,913        8,901,249
            Investment in FHLB stock                       2,229,800            --               --        2,229,800
            Other common stock                               790,385            --           53,072          737,313
            Collateral mortgage obligations (CMO's)       13,667,965        16,927           82,565       13,602,327
            Mortgage-backed securities                    10,401,465        17,967          323,737       10,095,695
                                                         -----------      --------      -----------      -----------
                                                         $39,105,844      $ 34,894      $   813,930      $38,326,808
                                                         ===========      ========      ===========      ===========

         September 30, 1999:
            U.S Treasury securities                      $ 2,883,245      $     --      $   155,889      $ 2,727,356
            U.S. Government agency                         9,113,745         1,875          200,596        8,915,024
            Investment in FHLB stock                       1,397,300            --               --        1,397,300
            Other common stock                               570,385            --          125,260          445,125
            Collateral mortgage
               obligations (CMO's)                        13,267,804        68,071          104,119       13,231,756
            AMF mutual fund                                  617,418            --               --          617,418
            Mortgage-backed securities                    12,264,310         1,676          287,180       11,978,806
                                                         -----------      --------      -----------      -----------
                                                         $40,114,207      $ 71,622      $   873,044      $39,312,785
                                                         ===========      ========      ===========      ===========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


2.       INVESTMENT SECURITIES (Continued)

         The Company sold securities available-for-sale for total proceeds of $1,007,841, $20,968,808 and $20,206,296 resulting in gross realized gains (losses) of $(4,199), $2,402,639 and $123,736 in 2000, 1999 and
         1998, respectively.

         The scheduled maturities at September 30, 2000 of securities (other than equity securities) available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrower may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available-for-Sale
                                             ----------------------------
                                              Amortized
                                                 Cost         Fair Value
                                             -----------      -----------
             Due in one year or less         $         0      $         0
             Due from one to five years       10,271,179       10,042,447
             Due from five to ten years       10,957,300       10,504,844
             Due after ten years              14,857,180       14,812,404
                                             -----------      -----------
                                             $36,085,659      $35,359,695
                                             ===========      ===========

         Investment securities available-for-sale with a carrying amount of approximately $5,299,000 and $2,424,000 at September 30, 2000 and 1999,
         respectively, were pledged to secure public deposits as required by law and for other purposes required or permitted by law.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

3.       LOANS

         Loans consisted of the following at September 30, 2000 and 1999:

                                                                 2 0 0 0           1 9 9 9
                                                              ------------      ------------
         Real estate mortgage loans:
              First mortgage loans:
                 Single-family residential                    $ 58,595,477      $ 65,636,899
                 Multi-family and commercial real estate        13,789,799         8,329,795
              Second mortgage loans                              7,333,692         9,046,297
              1-4 family construction loans                     36,800,035        26,221,923
         Savings account loans                                   1,097,108         1,267,321
         Installment loans                                       4,089,397         5,616,001
                                                              ------------      ------------
                 Total                                         121,705,508       116,118,236
                                                              ------------      ------------

         Deduct:
              Deferred loan fees                                   192,333           241,696
              Undisbursed portion of loans in process           12,458,782         8,712,144
              Allowance for loan losses                            700,620           851,915
                                                              ------------      ------------
                                                                13,351,735         9,805,755
                                                              ------------      ------------

         Total loans receivable - net                         $108,353,773      $106,312,481
                                                              ============      ============

         Activity in the allowance for loan losses was as follows for the years ended September 30, 2000, 1999 and 1998:

                                                  2 0 0 0         1 9 9 9         1 9 9 8
                                                 ---------       ---------       ---------
         Beginning balance                       $ 851,915       $ 732,021       $ 284,324
         Addition from business combination             --              --         487,611
         Provision charged to income                 5,572         587,690          44,744
         Recovery of amounts charged off
            in prior years                          35,221          38,447          13,200
         Loans charged off                        (192,088)       (506,243)        (97,858)
                                                 ---------       ---------       ---------

         Ending balance                          $ 700,620       $ 851,915       $ 732,021
                                                 =========       =========       =========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

3.       LOANS (Continued)

         The following is a summary of information pertaining to impaired loans:

                                                               September 30,
                                                           --------------------
                                                           2 0 0 0      1 9 9 9
                                                           -------      -------
         Impaired loans without a valuation allowance       $   --      $    --
         Impaired loans with a valuation allowance           3,742       75,210
                                                            ------      -------

            Total impaired loans                            $3,742      $75,210
                                                            ======      =======

         Valuation allowance related to impaired loans      $3,742      $75,210
                                                            ======      =======

                                                              Years Ended September 30,
                                                          ----------------------------------
                                                          2 0 0 0      1 9 9 9      1 9 9 8
                                                          -------      -------      --------
         Average investment in impaired loans              $4,771      $78,998      $226,690
         Interest income recognized on impaired loans         373        1,188         1,037
         Interest income recognized on a cash basis
            on impaired loans                                 373        1,188         1,037

     No additional funds are committed to be advanced in connection with impaired loans.

4.       PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows at September 30, 2000 and 1999:

                                                  2 0 0 0           1 9 9 9
                                                -----------       -----------
         Land                                   $ 1,848,059       $ 1,848,059
         Buildings and improvements               3,374,990         3,342,483
         Furniture, fixtures and equipment        1,187,236         1,124,030
         Automobiles                                193,282           214,869
                                                -----------       -----------
                                                  6,603,567         6,529,441
         Less: Accumulated depreciation          (1,611,306)       (1,351,207)
                                                -----------       -----------

         Premises and equipment, net            $ 4,992,261       $ 5,178,234
                                                ===========       ===========

         Depreciation expense charged to operations was $359,661, $343,635 and $291,443 in 2000, 1999 and 1998, respectively.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

5.       ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable consists of the following at September 30, 2000 and 1999:

                                                2 0 0 0         1 9 9 9
                                              ----------      ----------
Loans                                         $  811,252      $  683,821
Investment securities held-to-maturity                --          14,895
Investment securities available-for-sale         372,233         319,313
                                              ----------      ----------

   Total accrued interest receivable          $1,183,485      $1,018,029
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

7.       LEASES

         The Company leases certain real estate and office equipment under operating leases expiring in various years through 2004. Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of September 30, 2000 are as follows:

                 Year Ending
                 September 30,               Amount
                 -------------              --------

                     2001                   $ 45,243
                     2002                     44,883
                     2003                     28,569
                     2004                      4,500
                                            --------

                                            $123,195
                                            ========

         Lease expense charged to operations was $66,229, $65,359 and $63,631 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

         In connection with the acquisition, approximately $665,000 of the purchase price was allocated to premiums on loans purchased. These amounts are being amortized on the straight-line method over various periods ranging from one to fifteen years, of which approximately $126,000, $163,000 and $235,000 has been amortized during 2000, 1999 and 1998, respectively. Additionally, approximately $61,000 was allocated as a premium on deposits which was amortized over approximately 12 months. The combined effects of the goodwill and premium amortization was to reduce income before taxes by approximately $160,000, $184,000 and $202,000 in 2000, 1999 and 1998, respectively.

9.       DEPOSITS

         An analysis of deposit accounts at the end of the period is as follows at September 30, 2000 and 1999:

                                                           2 0 0 0           1 9 9 9
                                                        ------------      ------------
         Demand accounts:
            Non interest bearing checking accounts      $  2,990,806      $  3,838,290
            Interest bearing:
               NOW accounts                                9,728,880        12,129,229
               Money market demand                           632,274           577,440
                                                        ------------      ------------
                    Total demand accounts                 13,351,960        16,544,959

         Statement savings accounts                       11,794,425        13,419,602

         Certificate accounts                             80,216,716        84,757,315
                                                        ------------      ------------

              Total                                     $105,363,101      $114,721,876
                                                        ============      ============


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

9.       DEPOSITS (Continued)

         Certificate accounts greater than or equal to $100,000 were $19,434,998 and $16,227,615 at September 30, 2000 and 1999, respectively.

         Scheduled maturities of certificate accounts were as follows at September 30, 2000 and 1999:

                                          2 0 0 0          1 9 9 9
                                        -----------      -----------
         Less than one year             $61,535,297      $65,748,139
         One year to two years           11,418,188       15,274,808
         Two years to three years         3,942,230        2,874,855
         Three years to four years          388,595          594,196
         Four years to five years         2,932,406          265,317
                                        -----------      -----------

            Total                       $80,216,716      $84,757,315
                                        ===========      ===========

         Interest expense on deposits for the years ended September 30, 2000, 1999 and 1998 were as follows:

                                           2 0 0 0         1 9 9 9         1 9 9 8
                                         ----------      ----------      ----------
         Demand accounts                 $  178,910      $  229,810      $  288,352
         Statement savings accounts         240,270         292,847         327,840
         Certificate accounts             4,439,128       4,866,887       4,799,936
                                         ----------      ----------      ----------

              Total                      $4,858,308      $5,389,544      $5,416,128
                                         ==========      ==========      ==========

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

10.      BORROWED FUNDS

         The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 2000 and 1999:

                                                                   Interest                             Balance
                                                      ---------------------------------     -----------------------------
         Maturity Date         Callable Date             Type          Rate at Sept. 30       2 0 0 0           1 9 9 9
         -------------         -------------          ----------       ----------------     -----------       -----------
         March 2000                                   Adjustable              5.39%         $        --       $ 4,315,549
         March 2000                                   Fixed Rate              8.62%                  --           271,080
         May 2000                                     Adjustable              5.43%                  --         5,250,000
         March 2001                                   Fixed Rate              8.68%             257,439           257,439
         March 2001                                   Adjustable              6.55%          12,336,629                --
         August 2001                                  Adjustable              6.68%           5,250,000         5,250,000
         May 2002                                     Adjustable              6.70%           1,660,000                --
         May 2003                                     Adjustable              6.77%           1,670,000                --
         April 2004            April 2001             Fixed Rate              5.01%           4,000,000         4,000,000
         April 2004            April 2001             Adjustable              6.46%           4,000,000         4,000,000
         May 2005                                     Adjustable              6.89%           1,670,000                --
         March 2010            December 2000          Fixed Rate              5.88%           5,000,000                --
         September 2009                               Adjustable              5.07%                  --         4,600,000
                                                                                            -----------       -----------

                                                                                            $35,844,068       $27,944,068
                                                                                            ===========       ===========
         Weighted average rate                                                                     6.34%             5.27%
                                                                                            ===========       ===========

         At September 30, 2000 and 1999, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $58,652,000 and $63,461,000, respectively. The Bank has an approved credit availability of approximately $48,000,000 at the Federal Home Loan Bank of Atlanta.

         During fiscal year 2000, the Bank established a discount window borrowing agreement with the Federal Reserve Bank of Kansas City with a maximum credit availability of $3,000,000. During fiscal year 2000, there were no borrowings on this discount window borrowing agreement. Securities carried at $2,760,000 at September 30, 2000 were pledged to secure this agreement.


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

10.      BORROWED FUNDS (Continued)

         The Company also has a line-of-credit with a commercial bank of up to $4,000,000 which bears interest at the prime lending rate. The line-of-credit requires monthly interest payments. At September 30, 2000, the prime lending rate was 9.50%. The outstanding balance on the line-of-credit was $3,005,000 and $780,000 at September 30, 2000 and 1999, respectively. The note is secured by the Company's stock in its subsidiary, First Federal of the South. The line-of-credit is due on demand, but no later than March 1, 2001.

         The Company has a note payable to an individual in the amount of $40,000 and $80,000 at September 30, 2000 and 1999, respectively, payable in annual equal installments of $40,000 over five years.

         Total borrowed funds at September 30, 2000 have maturities (or call dates) in future years as follows:

                    Year Ending
                   September 30,                     Amount
                   -------------                  ------------
                       2001                       $ 33,889,068
                       2002                          1,660,000
                       2003                          1,670,000
                       2004                                 --
                       2005                          1,670,000
                                                  ------------

                                                  $ 38,889,068
                                                  ============

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

11.      INCOME TAX EXPENSE

         Income tax expense (benefit) for the years ended September 30, 2000, 1999 and 1998 consists of the following:

                               2 0 0 0           1 9 9 9            1 9 9 8
                              --------          ---------           --------
         Federal:
            Current           $419,552          $ 794,668           $329,558
            Deferred            66,547            (76,991)            30,099
                              --------          ---------           --------
                               486,099            717,677            359,657
                              --------          ---------           --------
         State:
            Current            118,384            105,259             26,759
            Deferred             4,893             (6,730)             2,213
                              --------          ---------           --------
                               123,277             98,529             28,972
                              --------          ---------           --------

               Total          $609,376          $ 816,206           $388,629
                              ========          =========           ========

      Income tax expense includes taxes related to investment security gains (losses) in the approximate amount of $(1,600), $913,000 and $47,000 in 2000, 1999 and 1998, respectively.

      The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                      2 0 0 0              1 9 9 9            1 9 9 8
                                                                     ---------            --------           --------
         Computed "expected" income tax expense                      $ 534,095            $719,510           $347,991
         Increase (reduction) in income tax resulting from:
            Compensation expense for ESOP                              (22,176)             20,987                 --
            Management Recognition Plan                                    785               1,878                 --
            State tax, net of federal income tax benefit                99,915              71,086             24,663
            Other                                                       (3,243)              2,745             15,975
                                                                     ---------            --------           --------

                 Total                                               $ 609,376            $816,206           $388,629
                                                                     =========            ========           ========

         Effective tax rate                                                 39%                 39%                38%
                                                                     =========            ========           ========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

11.      INCOME TAX EXPENSE (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are as follows:

                                                                                    2 0 0 0             1 9 9 9
                                                                                   ---------           --------
         Deferred tax assets:
              Unrealized loss on investment securities available-for-sale          $ 296,033           $304,539
              Bad debts                                                              146,666            201,907
              Deferred compensation                                                   43,147             41,665
              Investment in equity of affiliate                                       89,425             74,770
              Other                                                                       --             19,691
                                                                                   ---------           --------
                   Total deferred tax assets                                         575,271            642,572
                                                                                   ---------           --------

         Deferred tax liabilities:
              Management Recognition Plan                                             11,368             68,870
              FHLB stock                                                             237,138            237,138
              Depreciation                                                           217,421            216,074
              Prepaid expenses                                                        92,424             37,781
              Foreclosed real estate gain                                             13,585             11,233
              Federal/state tax deduction on a cash basis                              6,896                 --
              Other                                                                    4,909                 --
                                                                                   ---------           --------
                   Total deferred tax liabilities                                    583,741            571,096
                                                                                   ---------           --------

                   Net deferred tax asset (liability)                              $  (8,470)          $ 71,476
                                                                                   =========           ========

         There was no valuation allowance at September 30, 2000 or 1999.

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

         The common stock of the Corporation acquired for the ESOP is held as collateral for the loan and is released for allocation to the ESOP participants as principal payments are made on the loan. The Bank makes contributions to the ESOP in amounts sufficient to make loan interest and principal payments and may make additional discretionary contributions. Contributions, which include dividends on ESOP shares, of $88,478, $43,518 and $52,258 were made to the ESOP in 2000, 1999 and
         1998, respectively. During 2000 and 1999, the Trustee distributed cash of $12,404 and $13,068, respectively, in lieu of shares to retiring participants.

         The ESOP's loan is repayable in ten annual installments of principal and interest. The interest rate is adjusted annually and is equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note is paid in full. Principal and interest for the years ended September 30, 2000, 1999 and 1998 were $88,478, $73,845 and
         $75,882, respectively. The interest rate and principal outstanding at September 30, 2000 were 8.25% and $201,208, respectively. These payments resulted in the commitment to release 6,399 shares in 2000, 7,056 shares in 1999 and 4,000 shares in 1998. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $63,094, $105,896 and $77,600 in 2000, 1999 and 1998, respectively. Excluding committed-to-be released shares, suspense shares at September 30, 2000 and 1999 equaled 17,345 and 23,744, respectively. The fair value of the suspense shares at September 30, 2000 and 1999, was $173,450 and $293,844, respectively. These suspense shares are excluded from weighted average shares in determining earnings per share.

         During 1995, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 67,511 shares had been granted. The term of the options are ten years and they vest equally over five years.


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

12.      EMPLOYEE BENEFIT PLANS (Continued)

         Following is a summary of the status of the 1995 and 1998 plans:

                                                1995 Plan                         1998 Plan
                                       --------------------------        --------------------------
                                       Number of         Exercise        Number of         Exercise
                                         Shares            Price          Shares            Price
                                       ---------         --------        ---------         --------
         Outstanding at
            September 30, 1997           78,850           $14.00                0           $  .00
         Granted                              0              .00           67,511            21.00
         Exercised                       (8,300)           14.00                0              .00
                                        -------           ------          -------           ------

         Outstanding at
           September 30, 1998            70,550            14.00           67,511            21.00
         Forfeited                       (1,660)           14.00           (2,500)           15.75
                                        -------           ------          -------           ------

         Outstanding at
            September 30, 1999           68,890            14.00           65,011            15.75
         Forfeited                      (12,450)           14.00          (16,667)           15.75
                                        -------           ------          -------           ------

         Outstanding at
            September 30, 2000           56,440           $14.00           48,334           $15.75
                                        =======           ======          =======           ======

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plan in 2000, 1999 or 1998. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                     2 0 0 0           1 9 9 9             1 9 9 8
                                                   ----------        -----------          ----------
        Net income:
           As reported                             $  961,492        $ 1,299,999          $  634,874
           Pro forma                                  948,247          1,272,640             602,059

        Basic earnings per share:
           As reported                                   1.06               1.44                 .68
           Pro forma                                     1.06               1.43                 .64

        Fully diluted earnings per share:
           As reported                                   1.06               1.44                 .67
           Pro forma                                     1.06               1.43                 .64


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

12.      EMPLOYEE BENEFIT PLANS (Continued)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                  Dividend yield                            3.81%
                  Expected life                             9 years
                  Expected volatility                       9.00%
                  Risk-free interest rate                   5.77%

         On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company's Management Recognition Plans (MRP's). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions will be removed on 20 percent of the Initial Shares on each November 15 through the year 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 2000, 1999 and 1998. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP's in 2000, 1999 and 1998 was $42,635, $83,572 and $115,934, respectively.

         The Company also has a 401(k) plan that covers all employees who meet minimum age and service requirements. The plan provides for elective employee salary deferrals and discretionary company matching contributions. Company matching contributions were $0, $44,454 and $0 in 2000, 1999 and 1998, respectively.

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


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

12.      EMPLOYEE BENEFIT PLANS (Continued)

         The retirement benefits available under the deferred compensation agreements are unfunded. However, the Bank has purchased life insurance policies on the lives of these officers that will be available to the Company and the Bank to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $73,758, $73,481 and $70,689 in 2000, 1999 and 1998, respectively.

         In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with two officers in April 1997, under which the Company issued a total of 21,135 shares of common stock to these officers. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the vested shares of $19,902, $19,902 and $19,902 in 2000, 1999 and 1998, respectively.

13.      RELATED PARTY TRANSACTIONS

         Certain directors and officers of the Company are loan customers of the Bank. Total loans outstanding to these persons at September 30, 2000 and 1999 amounted to $2,943,529 and $2,710,176, respectively. The change from 1999 to 2000 reflects payments of $293,618 and advances of $526,971. Management believes that such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

         Deposits from related parties held by the Bank at September 30, 2000 and 1999 amounted to $511,182 and $423,700, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         At September 30, 2000, the Bank had outstanding loan commitments of $16,282,051 including $10,137,849 in undisbursed construction loans in process, $5,493,102 in unused lines and letters of credit, and $651,100 in commitments to originate mortgage loans consisting primarily of 30-day commitments. Commitments to originate conventional mortgage loans consisted of fixed rate mortgages for which interest rates had not been established, all having terms ranging from 15 to 30 years.

         These financial instruments are not reflected on the accompanying statements of financial condition, but do expose the Company to credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance-sheet instruments.


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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as "well capitalized."


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

15.      RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)

                                                                               For Capital
                                                     Actual                 Adequacy Purposes             Well Capitalized
                                              --------------------         -------------------          --------------------
                                              Amount         Ratio         Amount        Ratio          Amount         Ratio
                                              ------         -----         ------        -----          ------         -----
         As of September 30, 2000:
           Total capital
              (to risk weighted assets)     $ 14,924,000     15.57%      >$ 7,666,000     >8.00%      >$ 9,583,000    >10.00%
                                                                         -                -           -               -
           Tier I capital
              (to risk weighted assets)       14,761,000     15.40%      >  3,833,000     >4.00%      >  5,750,000    > 6.00%
                                                                         -                -           -               -
           Tier I capital
              (to average assets)             14,761,000      9.44%      >  6,253,000     >4.00%      >  7,816,000    > 5.00%
                                                                         -                -           -               -

         As of September 30, 1999:
           Total capital
              (to risk weighted assets)     $ 13,707,000     17.34%      >$ 6,324,000     >8.00%      >$ 7,905,000    >10.00%
                                                                         -                -           -               -
           Tier I capital
              (to risk weighted assets)       13,540,000     17.13%      >  3,162,000     >4.00%      >  4,743,000    > 6.00%
                                                                         -                -           -               -
           Tier I capital
              (to average assets)             13,540,000      8.74%      >  6,200,000     >4.00%      >  7,750,000    > 5.00%
                                                                         -                -           -               -


         Savings institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 2000 and 1999.

         Retained earnings at September 30, 2000 and 1999, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 2000, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.

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

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table provides fair values of the Company's financial instruments at September 30, 2000 and 1999. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company.

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


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                        2000                                    1999
                                            ------------------------------         -----------------------------
                                              Carrying          Estimated            Carrying         Estimated
                                               Amount          Fair Value             Amount          Fair Value
                                            ------------      ------------         ------------     ------------
    Financial assets:
     Cash and cash equivalents              $  4,667,295      $  4,667,295         $  4,969,578     $  4,969,578
     Interest-bearing deposits                 1,737,099         1,737,099              993,708          993,708
     Investments securities                   38,326,808        38,326,808           39,341,568       39,341,554
     Loans receivable, net                   108,353,773       111,480,637          106,312,481      108,123,122
     Accrued interest receivable               1,183,485         1,183,485            1,018,029        1,018,029
    Financial liabilities:
     Deposits                                105,363,101       105,610,887          114,721,876      114,595,134
     Borrowed funds                           38,889,068        38,850,183           28,804,068       28,808,635
     Accrued interest payable                  1,403,005         1,403,005            1,134,016        1,134,016

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

18.      PARENT COMPANY

         The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:


                                 Parent Company
                            Condensed Balance Sheets
                           September 30, 2000 and 1999

                                                                                         2000                 1999
                                                                                     ------------         ------------

         ASSETS

         Cash and cash equivalents                                                   $    570,819         $     38,799
         Investment securities available for sale                                         737,313              445,125
         Investment in financial institution subsidiary                                14,269,626           13,201,531
         Investment in other subsidiaries                                                 645,977              506,212
         Investment in affiliates                                                              --               16,464
         Other assets                                                                   1,783,091            2,454,724
                                                                                     ------------         ------------

             Total Assets                                                            $ 18,006,826         $ 16,662,855
                                                                                     ============         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities:
            Borrowed funds (including $1,000,000 from financial
                 institution in 1999)                                                $  3,005,000         $  1,780,000
            Other liabilities                                                              76,342              530,666
                                                                                     ------------         ------------
               Total liabilities                                                        3,081,342            2,310,666
                                                                                     ------------         ------------
         Stockholders' equity:
            Common stock, $ .01 par value, 2,000,000 shares authorized;
               999,643 shares issued and 910,102 shares outstanding in 2000;
               999,643 shares issued and 904,822 shares outstanding in 1999;                9,996                9,996
            Additional paid-in capital                                                  9,835,352            9,851,981
            Treasury stock                                                             (1,140,781)          (1,129,738)
            Deferred compensation on common stock employee benefit plans                 (482,325)            (623,224)
            Retained earnings                                                           7,186,244            6,740,051
            Accumulated other comprehensive income (loss)                                (483,002)            (496,877)
                                                                                     ------------         ------------
                  Total stockholders' equity                                           14,925,484           14,352,189
                                                                                     ------------         ------------

               Total Liabilities and Stockholders' Equity                            $ 18,006,826         $ 16,662,855
                                                                                     ============         ============


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


18.      PARENT COMPANY (Continued)


                                 Parent Company
                       Condensed Statements of Operations
                  Years Ended September 30, 2000, 1999 and 1998

                                                                         2000                1999                1998
                                                                     -----------         -----------         -----------
         Cash dividends from financial institution subsidiary        $        --         $   344,740         $ 2,892,976
         Interest and dividend income                                     59,266              49,307              53,688
                                                                     -----------         -----------         -----------

             Total income                                                 59,266             394,047           2,946,664
                                                                     -----------         -----------         -----------

         Expenses:
            Interest on borrowed funds                                   199,603             110,355             225,485
            Equity in loss of affiliates                                  16,464             128,153              26,279
            Compensation and benefits                                      7,500              21,500              28,500
            Management fee                                                90,000              90,000              90,000
            Other                                                        176,530             239,633             153,249
                                                                     -----------         -----------         -----------

                                                                         490,097             589,641             523,513
                                                                     -----------         -----------         -----------

         Income (loss) before income taxes                              (430,831)           (195,594)          2,423,151

         Income tax benefit                                              153,685             195,309             166,269
                                                                     -----------         -----------         -----------

         Income (loss) before equity in undistributed
            earnings of subsidiaries                                    (277,146)               (285)          2,589,420
                                                                     -----------         -----------         -----------

         Equity in undistributed earnings of subsidiaries
            (dividends in excess of earnings):
                 Financial institution                                 1,098,874           1,194,617          (1,978,410)
                 Other                                                   139,764             105,667              23,864
                                                                     -----------         -----------         -----------

                                                                       1,238,638           1,300,284          (1,954,546)
                                                                     -----------         -----------         -----------

         Net income                                                  $   961,492         $ 1,299,999         $   634,874
                                                                     ===========         ===========         ===========


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


18.      PARENT COMPANY (Continued)


                                 Parent Company
                       Condensed Statements of Cash Flows
                  Years Ended September 30, 2000, 1999 and 1998

                                                                               2000                1999                1998
                                                                            -----------         -----------         -----------
         Operating Activities:
             Net income                                                     $   961,492         $ 1,299,999         $   634,874
             Adjustments to reconcile net income to
             cash from operating activities:
                 Equity in undistributed earnings of subsidiaries            (1,238,638)         (1,645,024)           (938,430)
                 Compensation expense on ESOP and MRP                           136,674             209,370             213,436
                 Equity in losses of unconsolidated affiliates                   16,464             128,153              26,279
                 (Increase) decrease in other assets                            671,633            (587,975)            159,496
                 Increase (decrease) in other liabilities                      (454,324)            176,531            (564,096)
                                                                            -----------         -----------         -----------
                    Net cash provided (used) by operating activities             93,301            (418,946)           (468,441)
                                                                            -----------         -----------         -----------

         Investing Activities:
             Proceeds from sale of investment securities                             --                  --             102,187
             Investment in subsidiaries, net of dividends received              (27,535)            446,697           1,928,626
             Investment in affiliates, net of sale proceeds                          --                  --              21,664
             Purchase of investment securities available-for-sale              (220,000)                 --                  --
                                                                            -----------         -----------         -----------
                 Net cash provided (used) by investing activities              (247,535)            446,697           2,052,477
                                                                            -----------         -----------         -----------

         Financing Activities:
             Issuance of common stock                                                --                  --             116,200
             Acquisition of ESOP shares                                         (12,404)            (13,068)                 --
             Proceeds from borrowed funds                                     3,000,000             775,000                  --
             Repayment on borrowed funds                                     (1,775,000)                 --            (590,301)
             Cash dividends paid                                               (515,299)           (513,294)           (496,880)
             Acquisition of treasury stock                                      (11,043)           (262,651)           (668,695)
                                                                            -----------         -----------         -----------
                 Net cash provided (used) by financing activities               686,254             (14,013)         (1,639,676)
                                                                            -----------         -----------         -----------

         Net increase (decrease) in cash and cash equivalents                   532,020              13,738             (55,640)

         Cash and cash equivalents - beginning of year                           38,799              25,061              80,701
                                                                            -----------         -----------         -----------

         Cash and cash equivalents - end of year                            $   570,819         $    38,799         $    25,061
                                                                            ===========         ===========         ===========

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

19.      SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                                     Year Ended September 30, 2000
                                            -------------------------------------------------------------------------
                                                                          Three Months Ended
                                            -------------------------------------------------------------------------
                                            September 30,          June 30,           March 31,          December 31,
                                            -------------        -----------         -----------         ------------
         Interest and dividend income        $ 3,053,728         $ 3,049,455         $ 2,969,200         $ 2,842,799
         Interest expense                      1,902,608           1,829,970           1,738,651           1,667,637
                                             -----------         -----------         -----------         -----------

         Net interest income                   1,151,120           1,219,485           1,230,549           1,175,162
         Provision for loan losses                    --               5,572                  --                  --
                                             -----------         -----------         -----------         -----------

         Net interest income after
            provision for loan losses          1,151,120           1,213,913           1,230,549           1,175,162
         Non-interest income                     482,181             585,644             569,830             461,848
         Non-interest expenses                (1,237,025)         (1,333,671)         (1,361,030)         (1,367,653)
                                             -----------         -----------         -----------         -----------

         Income before taxes                     396,276             465,886             439,349             269,357
         Provision for income taxes              153,382             180,995             171,404             103,595
                                             -----------         -----------         -----------         -----------

         Net income                          $   242,894         $   284,891         $   267,945         $   165,762
                                             ===========         ===========         ===========         ===========

         Earnings per share:
            Basic                            $      0.28         $      0.31         $      0.29         $      0.18
            Diluted                          $      0.28         $      0.31         $      0.29         $      0.18

         Dividends per share                 $      0.15         $      0.15         $      0.15         $      0.15


                                                                     Year Ended September 30, 1999
                                            -------------------------------------------------------------------------
                                                                          Three Months Ended
                                            -------------------------------------------------------------------------
                                            September 30,          June 30,           March 31,          December 31,
                                            -------------        -----------         -----------         ------------
         Interest and dividend income        $ 2,666,983         $ 2,588,350         $ 2,575,930         $ 2,652,834
         Interest expense                      1,548,338           1,528,084           1,594,359           1,696,042
                                             -----------         -----------         -----------         -----------

         Net interest income                   1,118,645           1,060,266             981,571             956,792
         Provision for loan losses               451,593              70,123              28,668              37,306
                                             -----------         -----------         -----------         -----------

         Net interest income after
            provision for loan losses            667,052             990,143             952,903             919,486
         Non-interest income                   2,721,864             735,037             718,162             572,432
         Non-interest expenses                (1,874,640)         (1,465,400)         (1,440,737)         (1,380,097)
                                             -----------         -----------         -----------         -----------

         Income before taxes                   1,514,276             259,780             230,328             111,821
         Provision for income taxes              579,829             101,231              90,520              44,626
                                             -----------         -----------         -----------         -----------

         Net income                          $   934,447         $   158,549         $   139,808         $    67,195
                                             ===========         ===========         ===========         ===========

         Earnings per share:
            Basic                            $      1.03         $      0.18         $      0.16         $      0.07
            Diluted                          $      1.03         $      0.18         $      0.16         $      0.07

         Dividends per share                 $      0.15         $      0.15         $      0.15         $      0.15

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

20.      BUSINESS SEGMENT INFORMATION

         The Company organizes its business units into two reportable segments: traditional banking activities and employee benefits consulting. The banking segment provides a full range of banking services within its primary market areas of central Alabama. The employee benefits consuting firm operates primarily in the Montgomery, Alabama area.

         The segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because each unit is subject to different marketing and regulatory environments.

         The following table presents financial information for each reportable segment.

                                                                          September 30, 2000
                                                        -------------------------------------------------------
                                                                               Employee
                                                           Banking             Benefits
                                                          Activities          Consulting             Total
                                                        -------------         -----------         -------------
         Interest and dividend income                   $  11,877,806         $    37,376         $  11,915,182
         Interest expenses                                  7,138,866                  --             7,138,866
                                                        -------------         -----------         -------------

         Net interest income                                4,738,940              37,376             4,776,316
         Provision for loan losses                              5,572                  --                 5,572
                                                        -------------         -----------         -------------

         Net interest income after provision for
            loan losses                                     4,733,368              37,376             4,770,744
         Other income                                         999,490           1,100,013             2,099,503
         Other expenses                                    (4,387,703)           (911,676)           (5,299,379)
                                                        -------------         -----------         -------------

         Income before income taxes                         1,345,155             225,713             1,570,868
         Income taxes                                         523,427              85,949               609,376
                                                        -------------         -----------         -------------

         Net income                                     $     821,728         $   139,764         $     961,492
                                                        =============         ===========         =============

         Depreciation and amortization included
            in other expenses                           $     350,042         $    72,747         $     422,789
                                                        =============         ===========         =============

         Total assets at year-end                       $ 160,208,295         $ 1,709,831         $ 161,918,126
                                                        =============         ===========         =============


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

20.      BUSINESS SEGMENT INFORMATION (Continued)


                                                                          September 30, 1999
                                                        -------------------------------------------------------
                                                                               Employee
                                                           Banking             Benefits
                                                          Activities          Consulting             Total
                                                        -------------         -----------         -------------
         Interest and dividend income                   $  10,468,911         $    15,186         $  10,484,097
         Interest expenses                                  6,366,823                  --             6,366,823
                                                        -------------         -----------         -------------

         Net interest income                                4,102,088              15,186             4,117,274
         Provision for loan losses                            587,690                  --               587,690
                                                        -------------         -----------         -------------

         Net interest income after provision for
            loan losses                                     3,514,398              15,186             3,529,584
         Other income                                       3,400,441           1,017,296             4,417,737
         Other expenses                                    (4,968,347)           (862,769)           (5,831,116)
                                                        -------------         -----------         -------------

         Income before income taxes                         1,946,492             169,713             2,116,205
         Income taxes                                         752,160              64,046               816,206
                                                        -------------         -----------         -------------

         Net income                                     $   1,194,332         $   105,667         $   1,299,999
                                                        =============         ===========         =============

         Depreciation and amortization included
            in other expenses                           $     329,888         $    68,519         $     398,407
                                                        =============         ===========         =============

         Total assets at year-end                       $ 159,835,512         $ 1,544,517         $ 161,380,029
                                                        =============         ===========         =============


                                   (Continued)

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

20.      BUSINESS SEGMENT INFORMATION (Continued)

                                                                          September 30, 1998
                                                        -------------------------------------------------------
                                                                               Employee
                                                           Banking             Benefits
                                                          Activities          Consulting             Total
                                                        -------------         -----------         -------------
         Interest and dividend income                   $  11,096,727         $     1,390         $  11,098,117
         Interest expenses                                  6,564,910                  --             6,564,910
                                                        -------------         -----------         -------------

         Net interest income                                4,531,817               1,390             4,533,207
         Provision for loan losses                             44,744                  --                44,744
                                                        -------------         -----------         -------------

         Net interest income after provision for
            loan losses                                     4,487,073               1,390             4,488,463
         Other income                                         985,979             758,835             1,744,814
         Other expenses                                    (4,491,446)           (718,328)           (5,209,774)
                                                        -------------         -----------         -------------

         Income before income taxes                           981,606              41,897             1,023,503
         Income taxes                                         370,596              18,033               388,629
                                                        -------------         -----------         -------------

         Net income                                     $     611,010         $    23,864         $     634,874
                                                        =============         ===========         =============

         Depreciation and amortization included
            in other expenses                           $     251,626         $    62,995         $     314,621
                                                        =============         ===========         =============

         Total assets at year-end                       $ 157,975,789         $ 1,043,739         $ 159,019,528
                                                        =============         ===========         =============

         Following are reconciliations (where applicable) to corresponding totals in the accompanying consolidated financial statements.

                                                            2000                 1999                  1998
                                                        -------------         -------------       -------------
         ASSETS
         Total assets for reportable segments           $ 161,918,126         $ 161,380,029       $ 159,019,528
         Elimination of intercompany receivables             (892,492)             (873,664)           (501,436)
                                                        -------------         -------------       -------------

         Consolidated assets                            $ 161,025,634         $ 160,506,365       $ 158,518,092
                                                        =============         =============       =============

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 20th day of December, 2000.

                                      SOUTHFIRST BANCSHARES, INC.


                                      By: /s/ Donald C. Stroup
                                          -----------------------------------
                                          Donald C. Stroup
                                          President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signature                            Title                                          Date
       /s/ Donald C. Stroup
       -----------------------------------------     Chairman, President and
       Donald C. Stroup                              Chief Executive Officer
                                                     (principal executive officer)                 December 20, 2000


       /s/ Joe K. McArthur
       -----------------------------------------     Executive Vice President,
       Joe K. McArthur                               Chief Operating Officer,
                                                     Chief Financial Officer,
                                                     Secretary/Treasurer and director
                                                     (principal financial and
                                                     accounting officer)                           December 20, 2000


                                                     Director
       -----------------------------------------
       Bobby R. Cook


       /s/ H. David Foote, Jr.                       Director                                      December 20, 2000
       -----------------------------------------
       H. David Foote, Jr.


       /s/ J. Malcomb Massey                         Director                                      December 20, 2000
       -----------------------------------------
       J. Malcomb Massey


                                                     Director
       -----------------------------------------
       Allen Gray McMillan, III

       /s/ Charles R. Vawter, Jr.                    Director                                      December 20, 2000
       -----------------------------------------
       Charles R. Vawter, Jr.

                           SOUTHFIRST BANCSHARES, INC.

EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
    11                Statement Regarding Computation of Per Share Earnings.
    21                Subsidiaries of Registrant.
  23.1                Consent of Jones and Kirkpatrick, P.C.
    27                Financial Data Schedule. (for SEC use only)