Form 10QSB
period 2000-12-31
SOUTHFIRST BANCSHARES INC
filed 2001-02-14
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended:                                    Commission File
                                                               Number
December 31, 2000                                              1-13640


                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



 Delaware                                                          63-1121255
- ---------                                                     -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

126 North Norton Avenue, Sylacauga, Alabama                                35150
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 256-245-4365
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

Common Stock, par value $.01 per share                    928,568 shares
- --------------------------------------         Outstanding at February 14, 2001
                   Class

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)......................................................................1

     Consolidated Statements of Financial Condition at December 31, 2000 (Unaudited)
     and September 30, 2000 ..................................................................................1

     Consolidated Statements of Earnings (Unaudited) for the Three Months Ended
     December 31, 2000 and 1999...............................................................................2

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
     Three Months Ended December 31, 2000.....................................................................3

     Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
     December 31, 2000 and 1999...............................................................................4

     Notes to Consolidated Financial Statements (Unaudited)...................................................6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................................................9

PART II - OTHER INFORMATION..................................................................................11

Item 1: Legal Proceedings....................................................................................15

Item 2: Changes in Securities................................................................................15

Item 3: Defaults upon Senior Securities......................................................................15

Item 4: Submission of Matters to a Vote of Security Holders..................................................15

Item 5: Other Information....................................................................................15

Item 6: Exhibits and Reports on Form 8-K.....................................................................16

SIGNATURES...................................................................................................17

Index to Exhibits............................................................................................18

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition
              December 31, 2000 (Unaudited) and September 30, 2000

                                                                                             December 31,           September 30,
                          Assets                                                                  2000                   2000
                          ------                                                             ------------           ------------
                                                                                             (Unaudited)
Cash and amounts due from depository institutions                                           $   8,129,450              4,667,295
Interest earning assets in other financial institutions                                           821,636              1,737,099
Investment securities available for sale, at fair value                                        36,250,023             38,326,808
Loans receivable                                                                              105,460,019            109,054,393
Less allowance for loan losses                                                                   (731,078)              (700,620)
                                                                                            -------------           ------------
       Net loans                                                                              104,728,941            108,353,773

Loans held for sale at cost (which approximates fair value)                                        32,000                181,662
Premises and equipment, net                                                                     4,974,214              4,992,261
Foreclosed real estate, net                                                                       637,682                175,500
Accrued interest receivable                                                                     1,023,177              1,183,485
Other assets                                                                                    1,344,617              1,407,751
                                                                                            -------------           ------------
       Total assets                                                                         $ 157,941,740            161,025,634
                                                                                            =============           ============
           Liabilities and Stockholders' Equity
           ------------------------------------
Liabilities:
   Deposits:
     Non-interest bearing                                                                   $   2,191,582              2,990,806
     Interest bearing                                                                         101,614,596            102,372,295
                                                                                            -------------           ------------
       Total deposits                                                                         103,806,178            105,363,101

   Advances by borrowers for property taxes and insurance                                         223,898                297,004
   Accrued interest payable                                                                     1,595,553              1,403,005
   Borrowed funds                                                                              36,889,068             38,889,068
   Accrued expenses and other liabilities                                                         137,957                147,972
                                                                                            -------------           ------------
       Total liabilities                                                                      142,652,654            146,100,150
                                                                                            -------------           ------------

Stockholders' equity:
   Common stock, $.01 par value, 2,000,000 shares authorized; 999,643 shares
     issued and 910,102 outstanding shares at December 31, 2000 and September 30, 2000              9,996                  9,996
   Additional paid-in capital                                                                   9,835,352              9,835,352
   Treasury stock                                                                              (1,140,781)            (1,140,781)
   Deferred compensation on common stock employee benefit plans                                  (453,699)              (482,325)
   Retained earnings, substantially restricted                                                  7,225,058              7,186,244
   Accumulated Other Comprehensive Income (loss)                                                 (186,840)              (483,002)
                                                                                            -------------           ------------
       Total stockholders' equity                                                              15,289,086             14,925,484
                                                                                            -------------           ------------
     Total liabilities and stockholder's equity                                               157,941,740            161,025,634
                                                                                            =============           ============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Consolidated Statements of Earnings (Unaudited) for the Three Months Ended December 31, 2000 and December 31, 1999


                                                                          2000           1999
                                                                        ---------      ---------
Interest and dividend income:
     Interest and fees on loans                                         2,328,269      2,222,349
     Interest income on deposits in other financial institutions           53,715         27,204
     Interest and dividend income on investment securities                607,561        593,246
                                                                        ---------      ---------
        Total interest and dividend income                              2,989,545      2,842,799
                                                                        ---------      ---------
Interest expense:
     Interest on deposits                                               1,299,462      1,149,681
     Interest on borrowed funds                                           621,490        517,956
                                                                        ---------      ---------
         Total interest expense                                         1,920,952      1,667,637
                                                                        ---------      ---------
         Net interest income                                            1,068,593      1,175,162
Provision for loan losses                                                       0              0
                                                                        ---------      ---------
          Net interest income after provision for loan loss losses      1,068,593      1,175,162
                                                                        ---------      ---------
Non-interest income:
    Service charges and other fees                                        104,195        113,751
    Employee benefit trust and consulting fees                            292,045        204,849
    Gain on sale of loans                                                  75,703        100,377
    Gain on sale of investment securities                                     859              0
    Gain on sale of foreclosed Real Estate                                  2,136              0
    Other                                                                  91,434         42,871
                                                                        ---------      ---------
       Total non-interest income                                          566,372        461,848
                                                                        ---------      ---------
Non-interest expenses:
    Compensation and benefits                                             768,972        769,784
    Net occupancy expense                                                  87,896         87,877
    Furniture and fixtures                                                111,215        115,988
    Data processing                                                        75,828         81,190
    Office supplies and expenses                                          108,110         95,977
    Deposit insurance premiums                                             16,435         27,686
    Goodwill Expense                                                       13,487         15,782
    Other                                                                 161,505        173,369
                                                                        ---------      ---------
        Total non-interest expenses                                     1,343,448      1,367,653
                                                                        ---------      ---------
        Income before taxes                                               291,517        269,357
Income tax expense                                                        113,341        103,595
                                                                        ---------      ---------
        Net income                                                        178,176        165,762
                                                                        =========      =========
Primary earnings per common share                                            0.20           0.18
Fully Diluted earnings per common share                                      0.20           0.18
Dividends per common share                                                   0.15           0.15
Primary weighted average common shares outstanding                        910,102        904,823
Fully Diluted weighted average common shares outstanding                  910,102        904,823


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


           Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2000



                                                                            Deferred
                                                                           Compensation
                                                                           on Common      Retained       Accumulated
                                                 Additional                Stock          Earnings       Other          Total
                                         Common  Paid In     Treasury      Employee       Substantially  Comprehensive  Stockholders
                                         Stock   Capital     Stock         Benefit Plans  Restricted     Income (Loss)  Equity

 Balance at September 30, 2000           $9,996  $9,835,352  $(1,140,781)   $(482,325)    $7,186,244     $(483,002)     $14,925,484
 Comprehensive Income
      Net Income                                                                             178,176                        178,176
     Other Comprehensive Income
     (loss), net of tax:
     Change in unrealized gain on
      securities available-for-sale,
      net of                                                                                               296,162          296,162
      deferred income taxes of $181,516                                                                                 -----------

 Total Comprehensive Income                                                                                                 474,338
                                                                                                                        -----------

 Vesting of Deferred Comp Shares                                               28,626
                                                                                                                             28,626
 Cash Dividends Declared                                                                    (139,362)                      (139,362)
                                         ------  ----------  -----------    ---------     ----------     ---------      -----------



 Balance at December 31,2000             $9,996  $9,835,352  $(1,140,781)   $(453,699)    $7,225,058     $(186,840)     $15,289,086
                                         ======  ========== ============   ==========    ===========    ==========     ============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2000 and December 31, 1999

                                                                             2000              1999
                                                                             ----              ----

Operating activities:
   Net income                                                            $   178,176       $   165,762
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                           99,396            88,413
      (Gain) Loss on Sale of Securities                                         (859)               --
      (Gain) Loss on Sale of Loans                                           (75,703)         (100,377)
      Increase (decrease) in deferred loan origination fees                   15,729            15,729
      Net amortization of premium on investment securities
          Available for Sale                                                 (98,310)            6,380
      Gain on Sale of Foreclosed Real Estate                                  (2,136)               --
      Loans originated for sale                                           (3,247,853)       (4,378,613)
      Proceeds from sale of loans                                          3,473,218         5,034,672
      (Increase) decrease in accrued interest receivable                     160,308            42,636
      (Increase) decrease in other assets                                     64,134         1,054,215
      Deferred Compensation Expense                                           28,626             4,975
      Increase (Decrease) in accrued interest payable                        192,548               549
      Increase (decrease) in accrued expenses and other liabilities         (191,531)       (1,428,445)
                                                                         -----------       -----------
             Net cash provided by (used in) operating activities         $   595,743           505,896
                                                                         -----------       -----------

Investing activities:
   Net change in interest bearing deposits in banks                          915,463           (80,120)
   Proceeds from maturity/repay of princ HTM                                      --            28,783
   Proceeds from maturity/repay of Princ AFS                                 511,245           491,364
   Purchase of Investment securities AFS                                    (770,000)         (450,000)
   Proceeds from Sale of Investments AFS                                   2,912,387                --
   Reinvestment of Mutual Fund Dividend                                           --            (5,670)
   Net (increase) decrease in loans                                        3,603,531        (2,862,696)
   Purchase of Premises and Equipment                                        (75,777)          (16,523)
   Proceeds from sale of foreclosed real estate                              114,624                --
   Proceeds from sale of other assets                                             --
   Transfer from loans of Real Estate Owned Property                        (575,670)         (226,916)
                                                                         -----------       -----------
             Net cash (used in) provided by investing activities           6,635,803        (3,121,778)
                                                                         -----------       -----------



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2000 and December 31, 1999


                                                                         2000              1999
                                                                    ------------       -----------
Financing activities:
   Increase (decrease) in deposits                                  $ (1,556,923)      $(4,425,780)
   Proceeds from borrowed funds                                        8,000,000         9,500,000
   Repayment of borrowed funds                                       (10,000,000)       (1,275,000)
   Cash dividends paid                                                  (139,362)         (139,363)
    Decrease in advances by borrowers
      for property taxes and insurance                                   (73,106)         (187,022)
                                                                    ------------       -----------
           Net cash provided by (used in) financing activities        (3,769,391)        3,472,835
                                                                    ------------       -----------
(Decrease) in cash and cash equivalents                                3,462,155           856,953
Cash and cash equivalent at beginning of year                          4,667,295         4,969,578
                                                                    ------------       -----------
Cash and cash equivalents at end of year                            $  8,129,450       $ 5,826,531
                                                                    ============       ===========
Supplemental information on cash payments:
   Interest paid                                                    $  1,852,776       $ 1,667,088
                                                                    ============       ===========
   Income taxes paid                                                $    214,050       $   600,000
                                                                    ============       ===========

Supplemental information on noncash transactions:

   Change in net unrealized gain on investment securities
      available for sale                                            $    477,678       $   (30,823)
                                                                    ============       ===========
      Real Estate obtained through foreclosure                      $    575,670       $   222,915
                                                                    ============       ===========


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                           December 31, 2000 and 1999

(1)      BASIC PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended December 31, 2000, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst")and its wholly-owned subsidiaries, First Federal of the South ("First Federal"), and SouthFirst Financial Services, Inc. (" SouthFirst Financial") and First Federal's wholly owned subsidiaries, Pension & Benefit Trust Company ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the "Company " an as "SouthFirst."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustment (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three-month periods ended December 31, 2000 and 1999. The results contained in these statement are not necessarily indicative of the results which may be expected for the entire year.

(2)   NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ( FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the provision of SFAS No. 133 on October 1, 2000. However, based on the Company's current operating activities, the adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

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

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

(3)      BUSINESS SEGMENT INFORMATION

         The Company organized its business units into two reportable segments: traditional banking activities and employee benefits consulting. The banking segment provides a full range of banking services within its primary market areas of central Alabama. The employee benefits consulting firm operates primarily in the Montgomery, Alabama area. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is manage separately because each unit is subject to different marketing and regulatory environments.

         The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:


                                              Three Months Ended                           Three Months Ended
                                              December 31, 2000                             December 31, 1999
                                 ----------------------------------------      --------------------------------------------

                                                  Employees                                    Employees
                                   Banking         Benefit                       Banking       Benefit
                                  Activities      Consulting      Total        Activities      Consulting           Total
                                  ----------      ----------      -----        ----------      ----------           -----
Interest dividend income          $2,977,998      $ 11,547      $2,989,545      $2,835,230      $   7,569       $2,842,799
Interest expenses                  1,920,952            --       1,920,952       1,667,637             --        1,667,637
                                  ----------      --------      ----------      ----------      ---------       ----------
Net interest income                1,057,046        11,547       1,068,593       1,167,593          7,569        1,175,162
Provision for loan losses                 --            --              --              --             --               --
                                  ----------      --------      ----------      ----------      ---------       ----------
Net interest income after
   provision for loan losses       1,057,046        11,547       1,068,593       1,167,593          7,569        1,175,162
Other Income                         271,327       295,045         566,372         253,935        207,913          461,848
Other Expenses                     1,097,729       245,719       1,343,448       1,151,444        216,209        1,367,653
                                  ----------      --------      ----------      ----------      ---------       ----------
Income before income taxes           230,644        60,873         291,517         270,084           (727)         269,357
Income Taxes                          90,149        23,192         113,341         103,871           (276)         103,595
                                  ----------      --------      ----------      ----------      ---------       ----------
Net Income                        $  140,495      $ 37,681      $  178,176      $  166,213      $    (451)      $  165,762
                                  ==========      ========      ==========      ==========      =========       ==========


         There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)      SUBSEQUENT EVENTS

         On January 17, 2001, the Company declared a regular dividend of $0.15 per share, payable on February 15, 2001 to stockholders of record on February 1, 2001.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income for the first quarter of fiscal 2001, which ended December 31, 2000, increased $12,414 or 7.5% to $178,176 when compared to the same period in fiscal 2000. Net interest income decreased $106,569 or 9.1% for the three-month period ended December 31, 2000, compared to the same period in fiscal 2000. Non-interest income increased $104,524 or 22.6% for the three-month period ended December 31, 2000, compared to the same period in fiscal 2000, while non-interest expenses decreased $24,205 or 1.8%.

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

As of December 31, 2000, the interest rate spread decreased 23 basis points as rates earned on interest-earning assets increased 62 basis points to 8.20% while the cost of funds increased 85 basis points to 5.52%. The increase in rates paid and the increase in rates received during this three month interval reflects the upward trend in the repricing of higher yielding certificates of deposit, as well as an upward trend of the overall interest rate environment. While the cost of funds has been steadily rising over the past several months, interest rates on consumer loans, construction loans and mortgages have also increased. The average balance of interest-earning assets decreased $4.3 million, or 2.9%, from $150.1 million to $145.8 million while the average balance of interest-bearing liabilities decreased $3.6 million, or 2.5%, from $142.7 million to $139.1 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in a decrease in net interest income of approximately $107,000, or 9.1%, and a decrease in the interest rate spread from 2.91% to 2.68% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999.

NON-INTEREST INCOME

Total non-interest income for the three months ended December 31, 2000, increased approximately $105,000 to $566,000 compared to $462,000 for the three months ended December 31, 1999. A portion of the increase in total non-interest income was attributable to an increase of approximately $87,000 in employee benefit trust and consulting fees and a decrease of approximately $25,000 in gains on sales of loans during the first three months of fiscal 2000. Service charges and other fees

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


decreased approximately $10,000, while other income increased by approximately $48,000 compared to the three months ended December 31, 1999.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended December 31, 2000, decreased by approximately $25,000 to $1,343,000 as compared to $1,368,000 for the three months ended December 31, 1999. Most of the decrease is due to decreases in furniture and fixtures in the amount of $4,700, data processing in the amount of $5,400, deposit insurance premiums of $11,200, and other non-interest expenses in the amount of $12,000.

INCOME TAXES

The Company's effective tax rate for the three-month periods ended December 31, 2000 and 1999, was 38.8% and 38.5%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased approximately $9,700, or 9.4%, to $113,300 for the three months ended Dec 31, 2000, as compared to $103,600 for the three months ended December 31, 1999, due to the increase in pre-tax earnings.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

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

                                                                     At or for the
                                                                  three months ended
                                                                     December 31,
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------     --------

Return on assets                                                     0.45%        0.41%
Return on equity                                                     4.72%        4.63%
Equity-to-assets ratio                                               9.68%        8.84%
Interest rate spread                                                 2.68%        2.90%
Net interest margin                                                  2.93%        3.13%
Total risk-based capital ratio                                      16.76%       17.62%
Nonperforming loans to loans                                         0.37%         .95%
Allowance for loan losses to loans                                   0.69%        0.75%
Allowance for loan losses to average nonperforming loans           183.22%       78.26%
Ratio of net charge-offs to average loans outstanding               (0.03%)       0.10%
Book value per common share outstanding                          $  16.80     $  15.89

Significant factors affecting the SouthFirst's financial condition during the three months ended December 31, 2000 are detailed below:

ASSETS

Total assets decreased approximately $3,084,000, or 1.9%, from $161,026,000 at September 30, 2000, to $157,942,000 at December 31, 2000. Net loans decreased approximately $3,625,000 compared to September 30, 2000, primarily due to seasonal fluctuations. Investment securities available for sale decreased $2,077,000, or 5.4%.

LIABILITIES

Total liabilities decreased approximately $3,447,000, or 2 .4%, from $146,100,000 at September 30, 2000, to $142,653,000 at December 31, 2000.
Deposits decreased approximately $1,557,000 during the period, borrowed funds decreased $2,000,000, while accrued expenses and other liabilities decreased approximately $10,000 compared to September 30, 2000. The decrease in deposits was primarily attributable to a decline in checking account balances of approximately $.8 million and a

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

decline in certificates of deposit of approximately $.8 million. While the decline in checking account balances is reflective of monthly fluctuations and seasonal trends, the decline in certificates of deposit reflects a continued trend of funds going into higher yielding investments.

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

At December 31, 2000, the allowance for loan losses was $731,078 as compared to $700,619 at September 30, 2000. The increase is primarily due to recoveries of loans which had been previously charged off. SouthFirst recorded allowances for loan losses of $-0- and $-0- in the three month periods ended December 31, 2000 and 1999, respectively. Nonperforming loans at December 31, 2000 were approximately $399,000 as compared to approximately $1,064,000 at September 30, 2000. At December 31, 2000 and September 30, 2000, the allowance for loan losses represented 0.69% and 0.64% of average loan balances, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal.

LIQUIDITY

All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of: (i) the amount of its liquidity base at the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and diving the total by the number of days in the quarter.

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

As of December 31, 2000, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                              Percent of
                                 Amount       asset base
                              ------------    ----------
                               (Dollars in thousands)

Tangible Capital              $ 15,000,000       9.53%
Core Capital                    15,000,000       9.53%
Risk-Based Capital              15,644,000      16.76%

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. Management believes that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst's or First Federal's financial condition.

Further, on January 19, 2000, Bobby R. Cook, President of the Western Division of First Federal and a member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit, in Chilton County, Alabama, against First Federal, SouthFirst and Donald C. Stroup, alleging wrongful termination of his employment, as President of the Western Division, and other claims. On January 24, 2000, the employment of Mr. Cook, was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, following the approval of the Board of Directors of SouthFirst, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, the sole shareholder of First Federal. Management believes Mr. Cook's lawsuit to be without merit and is vigorously defending the case. Furthermore, Management, upon its review of the relevant files, has asserted appropriate counterclaims against Mr. Cook in this litigation for damages to First Federal and SouthFirst. Mr. Cook continues to serve as a member of the Board of Directors of SouthFirst.

ITEM 2: CHANGES IN SECURITIES

No response is required by SouthFirst to this Item.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

No response is required by SouthFirst to this Item.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter, ended December 31, 2000, to a vote of security holders of SouthFirst.

ITEM 5: OTHER INFORMATION

No response is required by SouthFirst to this Item.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. The Following Exhibits are filed with this report.

          Exhibit Number                     Description
          --------------                     -----------
              10.12                 Employment Agreement for J. Malcomb
                                    Massey (as Amended and Restated)

              10.13                 Guaranty of Employment Agreement for
                                    J. Malcomb Massey

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHFIRST BANCSHARES, INC.


Date: February 14, 2001         By: /s/ Donald C. Stroup
                                   ---------------------------------------------
                                   Donald C. Stroup, President and
                                   Chief Executive Officer
                                   (principal executive officer)


Date: February 14, 2001         By: /s/ Joe K. McArthur
                                   ---------------------------------------------
                                   Joe K. McArthur, Executive Vice President
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)

                                INDEX TO EXHIBITS

Exhibit 10.12                       Employment Agreement for J. Malcomb
                                    Massey (as Amended and Restated)

Exhibit 10.13                       Guaranty of Employment Agreement for J.
                                    Malcomb Massey