Form 10QSB
period 2001-03-31
SOUTHFIRST BANCSHARES INC
filed 2001-05-15
CIK 925963

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2001  Commission File Number: 1-13640


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

               126 North Norton Avenue, Sylacauga, Alabama, 35150
                    (Address of principal executive offices)

                                  256-245-4365
                        (Registrant's telephone number)

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

          Yes [x]                 No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share                   928,568 shares
--------------------------------------            -----------------------------
                   (Class)                        (Outstanding at May 14, 2001)


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]

                          SOUTHFIRST BANCSHARES, INC.

                               TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements..................................................................................1

       Consolidated Statements of Financial Condition at March 31, 2001 (Unaudited)
     and September 30, 2000 ..................................................................................1

      Consolidated Statements of Earnings (Unaudited) for the Six Months Ended
     March 31, 2001 and March 31, 2000 and Three Months Ended March 31, 2001
       and March 31, 2000.....................................................................................2

      Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
     Six Months Ended March 31, 2001..........................................................................3

       Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
     March 31, 2001 and 2000..................................................................................4

       Notes to Consolidated Financial Statements (Unaudited).................................................7

Item 2: Management's Discussion and Analysis of Financial Condition and Results
           of Operations.....................................................................................10

PART II - OTHER INFORMATION

Item 1: Legal Proceedings....................................................................................15

Item 6: Exhibits and Reports on Form 8-K.....................................................................15

SIGNATURES...................................................................................................16

                         PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition
               March 31, 2001 (Unaudited) and September 30, 2000


                                                                               March 31, 2001            September 30, 2000
                                                                               --------------            ------------------
                                                                                (Unaudited)
                                     Assets
Cash and amounts due from depository institutions                              $  13,010,363               $   4,667,295
Interest-bearing deposits in other financial institutions                            852,471                   1,737,099
Investment securities available for sale, at fair value                           33,327,562                  38,326,808
Loans receivable                                                                 101,972,994                 109,054,392
Less allowance for loan losses                                                      (685,036)                   (700,619)
                                                                               -------------               -------------
     Net Loans                                                                   101,287,958                 108,353,773
Loans held for sale at cost (which approximates fair value)                        1,675,786                     181,662
Premises and equipment, net                                                        4,892,171                   4,992,261
Foreclosed real estate, net                                                          681,353                     174,500
Other repossessed assets                                                              16,640                       1,000
Accrued interest receivable                                                        1,002,566                   1,183,485
Other assets                                                                       1,599,996                   1,407,751
                                                                               -------------               -------------
     TOTAL ASSETS                                                              $ 158,346,866               $ 161,025,634
                                                                               =============               =============
                      Liabilities and Stockholders Equity
Liabilities:
      Deposits:
          Non-interest bearing                                                 $   2,540,427               $   2,990,806
          Interest bearing                                                       101,787,548                 102,372,295
                                                                               -------------               -------------
               TOTAL DEPOSITS                                                    104,327,975                 105,363,101
     Advances by borrowers for property taxes and insurance                          291,247                     297,004
     Accrued interest payable                                                      1,513,614                   1,403,005
     Borrowed funds                                                               36,495,000                  38,889,068
     Accrued expenses and other liabilities                                          371,236                     147,972
                                                                               -------------               -------------
               TOTAL LIABILITIES                                                 142,999,072                 146,100,150
                                                                               -------------               -------------

Stockholders' equity:
     Common stock, $01 par value, 2,000,000 shares authorized; 999,643 shares issued and 928,568 outstanding
            shares at March 31, 2001 and September 30, 2000                            9,996                       9,996
     Additional paid-in capital                                                    9,835,352                   9,835,352
     Treasury stock                                                               (1,140,781)                 (1,140,781)
     Unearned compensation on common stock employee benefit plans                   (531,484)                   (482,325)
     Retained earnings, substantially restricted                                   7,239,625                   7,186,244
     Accumulated other comprehensive income (loss)                                   (64,914)                   (483,002)
                                                                               -------------               -------------
          TOTAL STOCKHOLDERS' EQUITY                                              15,347,794                  14,925,484
                                                                               -------------               -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 158,346,866               $ 161,025,634
                                                                               =============               =============


See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


            Consolidated Statements of Earnings (Unaudited) for the
             Six Months Ended March 31, 2001 and March 31, 2000 and
              Three Months Ended March 31, 2001 and March 31, 2000


                                                                   Six Months Ended March 31,      Three Months Ended March 31,
                                                                   --------------------------      ----------------------------
                                                                      2001             2000           2001               2000
                                                                   ----------       ---------      ----------         ---------
Interest and dividend income:
  Interest and fees on loans                                        4,488,194       4,554,735       2,159,925         2,332,385
  Interest income on deposit in other financial institutions          159,623          59,846         105,908            32,642
  Interest and dividend income on investment securities             1,151,562       1,197,417         544,010           604,173
                                                                   ----------       ---------      ----------         ---------

        Total interest and dividend income                          5,799,379       5,811,998       2,809,843         2,969,200
                                                                   ----------       ---------      ----------         ---------



Interest expense:

     Interest on deposits                                           2,588,037       2,264,834       1,288,575         1,115,153
     Interest on borrowed funds                                     1,153,257       1,141,453         531,768           623,498
                                                                   ----------       ---------      ----------         ---------
         Total interest expense                                     3,741,294       3,406,287       1,820,343         1,738,651
                                                                   ----------       ---------      ----------         ---------
         Net interest income                                        2,058,085       2,405,711         989,500         1,230,549
Provision for loan losses (benefit)                                   (50,000)             --         (50,000)               --
                                                                   ----------       ---------      ----------         ---------
          Net interest income after provision for loan losses       2,108,085       2,405,711       1,039,500         1,230,549
Non-interest income:
    Service charges and other fees                                    203,732         235,698          99,537           121,947
    Employee benefit trust and consulting fees                        575,165         489,672         283,120           284,822
    Gain on sale of loans                                             177,265         173,319         101,562            72,942
    Gain on sale of foreclosed real estate                              2,136          34,431              --            34,431
    Gain on sale of investment securities available for sale              859           1,937              --             1,937
    Other                                                             171,511          96,621          80,077            53,751
                                                                   ----------       ---------      ----------         ---------
       Total non-interest income                                    1,130,668       1,031,678         564,296           569,830
                                                                   ----------       ---------      ----------         ---------
Non-interest expense:
    Compensation and benefits                                       1,569,835       1,510,682         800,862           740,897
    Net occupancy expense                                             176,475         173,940          88,580            86,060
    Furniture and fixtures                                            231,817         220,890         120,603           104,904
    Data processing                                                   158,831         158,489          83,004            77,298
    Office supplies and expense                                       217,677         183,920         109,566            87,942
    Deposit insurance premiums                                         32,763          44,522          16,329            16,837
    Goodwill expense                                                   26,973          32,086          13,487            16,066
    Other                                                             280,526         404,154         119,016           231,026
                                                                   ----------       ---------      ----------         ---------
        Total non-interest expenses                                 2,694,897       2,728,683       1,351,447         1,361,030
                                                                   ----------       ---------      ----------         ---------
        Income before taxes                                           543,856         708,706         252,349           439,349
Income tax expense                                                    211,801         274,999          98,461           171,404
                                                                   ----------       ---------      ----------         ---------
        Net income                                                    332,055         433,707         153,888           267,945
                                                                   ==========       =========      ==========         =========
Primary earnings per common share                                        0.36            0.48            0.17              0.29
Fully diluted earnings per common share                                  0.36            0.48            0.17              0.29
Dividends per common share                                               0.30            0.30            0.15              0.15
Primary weighted average common shares outstanding                    910,102         904,822         910,102           904,822
Fully Diluted weighted average common shares outstanding              912,858         904,822         911,160           904,822


See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2001


                                                                           Deferred
                                                                           Compensation   Retained      Accumulated
                                               Additional                  on Common      Earnings      Comprehensive  Total
                                     Common    Paid In       Treasury      Stock Employee Substantially Other          Stockholders
                                     Stock     Capital       Stock         Benefit Plans  Restricted    Income (Loss)  Equity
                                     ------    ----------    -----------   -------------- ------------- -------------  -----------
Balance at September 30, 2000        $9,996    $9,835,352    $(1,140,781)    $(482,325)    $7,186,244    $(483,002)    $14,925,484
                                     ------    ----------    -----------     ---------     ----------    ---------     -----------

Comprehensive Income
     Net Income                                                                               332,055                      332,055
    Other Comprehensive Income,
       net  of tax:
    Change in unrealized gain/loss
       on securities available for sale,
       net of deferred income taxes of
       $255,750                                                                                            418,088         418,088
                                                                                                                       -----------
Total Comprehensive Income                                                                                                 750,143
                                                                                                                       -----------
Vesting of Deferred Compensation
Shares                                                                          51,601                                      51,601
Addition of Management
Recognition Plan Shares                                                       (100,760)                                   (100,760)
Cash Dividends Declared                                                                      (278,674)                    (278,674)
                                     ------    ----------    -----------     ---------     ----------    ---------     -----------

Balance at March 31, 2001            $9,996    $9,835,352    $(1,140,781)    $(531,484)    $7,239,625    $(64,914)     $15,347,794
                                     ======    ==========    ===========     =========     ==========    ========      ===========


See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES


           Consolidated Statements of Cash Flows (Unaudited) for the
                    Six Months Ended March 31, 2001 and 2000


                                                                                                   2001                  2000
                                                                                                -----------           -----------
OPERATING ACTIVITIES:
     NET INCOME                                                                                 $   332,055           $   433,707
     Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for loan losses                                                            (50,000)                   --
               Depreciation and amortization                                                        186,112               177,442
               (Gain) Loss on sale of securities                                                       (859)                   --
               (Gain) Loss on sale of loans                                                        (177,265)             (173,319)
               Increase (decrease) in deferred loan origination fees                                 (4,931)               15,729
               Net amortization of premium on investment securities available for
               sale                                                                                 (92,047)               10,316
               Gain on sale of foreclosed real estate                                                (2,136)              (34,431)
               Loans originated for sale                                                         (9,384,790)           (8,048,352)
               Proceeds from sale of loans                                                        8,067,931             8,465,769
               (Increase) decrease in accrued interest receivable                                   180,919               (63,624)
               Increase (decrease) in other assets                                                 (192,245)               83,661
               Deferred compensation expense                                                         51,601                 9,951
               Increase (decrease) in accrued interest payable                                      110,609               (72,300)
               Increase (decrease) in accrued expenses and other liabilities                        (32,486)             (456,281)
                                                                                                -----------           -----------
                          Net Cash provided by (used in) operating activities                    (1,007,532)              348,268


See accompanying notes to consolidated financial statements.

           Consolidated Statements of Cash Flows (Unaudited) for the
                   Six Months Ended March 31, 2001 and 2000


                                                                                                    2001                 2000
                                                                                                 ----------           ----------
INVESTING ACTIVITIES
               Net change in interest bearing deposits in other financial institutions              884,628             (180,188)
               Proceeds from maturity/repayment of investments held to maturity                          --               28,783
               Proceeds from maturity/repayment of investments available for sale                 3,623,603            1,109,180
               Purchase of investment securities available for sale                                (770,000)          (1,265,000)
               Proceeds from sale of investments available for sale                               2,912,387              (10,000)
               Reinvestment of mutual fund dividend                                                      --               (5,670)
               Net (increase) decrease in loans                                                   7,120,746           (5,092,358)
               Purchase of premises & equipment                                                     (86,022)             (44,806)
               Proceeds from sale of foreclosed real estate                                         114,624              727,004
               Transfer from loans of real estate owned property                                   (619,341)            (283,580)
               Transfer from loans of other repossessed assets                                      (15,640)             (32,146)
                                                                                                 ----------           ----------
                  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            13,164,985           (5,048,781)


See accompanying notes to consolidated financial statements.

           Consolidated Statements of Cash Flows (Unaudited) for the
                    Six Months Ended March 31, 2001 and 2000


                                                                                              2001                   2000
                                                                                           -----------           -----------
FINANCING ACTIVITIES
               Increase (decrease) in deposits                                              (1,035,126)           (5,821,064)
               Proceeds from borrowed funds                                                 13,200,000            17,900,000
               Repayment of borrowed funds                                                 (15,594,068)           (7,775,000)
               Cash dividends paid                                                            (278,674)             (278,724)
               Acquisition of management recognition plan shares                              (100,760)                   --
               Decrease in advances by borrowers for property taxes and insurance               (5,757)             (106,732)
                                                                                           -----------           -----------
                  Net cash provided by (used in) financing activities                       (3,814,385)            3,918,480
                                                                                           -----------           -----------

(Decrease) in cash and cash equivalents                                                      8,343,068              (782,033)
Cash and cash equivalents at beginning of period                                             4,667,295             4,969,578
                                                                                           -----------           -----------
Cash and cash equivalents at end of period                                                  13,010,363             4,187,545
                                                                                           ===========           ===========

Supplemental information on cash payments:
               Interest paid                                                                 3,611,815             2,264,834
                                                                                           ===========           ===========

               Income taxes paid                                                               243,509               814,050
                                                                                           ===========           ===========

Supplemental information on noncash transactions
               Change in net unrealized gain on investment securities
               available for sale                                                              418,088              (273,337)
                                                                                           ===========           ===========
               Real Estate obtained through foreclosure                                        619,341                    --


See accompanying notes to consolidated financial statements.

             Notes to Consolidated Financial Statements (Unaudited)
                            March 31, 2001 and 2000


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended March 31, 2001, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst") an its wholly-owned subsidiaries, First Federal of the South ("First Federal"), and SouthFirst Financial Services, Inc. ("SouthFirst Financial") and First Federal's wholly owned subsidiaries, Pension and Benefit Trust Company ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the "Company" and as "SouthFirst."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the six-month periods ended March 31, 2001 and 2000. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)      NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the provision of SFAS No. 133 on October 1, 2000. However, base on the Company's current operating activities, the adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

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

(3)      BUSINESS SEGMENT INFORMATION

         The Company organized its business units into two reportable segments: traditional banking activities and employee-benefit-plan trust and consulting activities. The banking segment provides a full range of banking services within its primary market areas of central Alabama. Th employee benefit trust and consulting firm operates primarily in the Montgomery, Alabama area. The Company reportable business segments are strategic business units that offer different products and services. Each segment is managed separately, because each unit is subject to different marketing and regulatory environments.

         The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:




                                                  Six Months Ended                              Six Months Ended
                                                    March 31, 2001                               March 31, 2000
                                       -----------------------------------------     --------------------------------------
                                                       Employee                                    Employee
                                       Banking         Benefits                      Banking       Benefits
                                       Activities      Consulting    Total           Activities    Consulting    Total
                                       -----------     ----------    -----------     ----------    ----------    ----------
Interest dividend income               $ 5,781,052     $   18,327    $ 5,799,379     $5,794,739    $   17,259    $5,811,998
Interest expenses
                                         3,741,294             --      3,741,294      3,406,287            --     3,406,287
                                       -----------     ----------    -----------     ----------    ----------    ----------
Net interest income                      2,039,758         18,327      2,058,085      2,388,452        17,259     2,405,711
Provision for loan losses (benefit)        (50,000)            --        (50,000)            --            --            --
                                       -----------     ----------    -----------     ----------    ----------    ----------
Net interest income after
   provision for loan losses             2,089,758         18,327      2,108,085      2,388,452        17,259     2,405,711
Other Income                               549,503        581,165      1,130,668        535,877       495,801     1,031,678
Other Expenses                           2,201,925        492,972      2,694,897      2,290,020       438,663     2,728,683
                                       -----------     ----------    -----------     ----------    ----------    ----------

Income before income taxes                 437,336        106,520        543,856        634,309        74,397       708,706
Income Taxes                               171,204         40,597        211,801        246,668        28,331       274,999
                                       -----------     ----------    -----------     ----------    ----------    ----------
Net Income                             $   266,132     $   65,923    $   332,055     $  387,641    $   46,066    $  433,707
                                       ===========     ==========    ===========     ==========    ==========    ==========


         There have been no differences from the last annual report in th basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)      SUBSEQUENT EVENTS

         On April 12, 2001, the Company declared a regular dividend of $0.15 per share, payable on May 15, 2001 to stockholders of record on May 1, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the three months and six months ended March 31, 2001 decreased $114,057, or 42.6%, and $101,652, or 23.4%, respectively, compared to the same periods in fiscal 2000. Net interest income for the three months and six months ended March 31, 2001 decreased $191,049, or 15.5%, and $297,626, or 12.4%, respectively, compared to the same periods in fiscal 2000. Non-interest income decreased $5,534 or 0.9%, for the three month period ended March 31, 2001, and increased 98,990 or 9.6% for the six-month period ended March 31, 2001, when compared to the same periods in fiscal 2000, while non-interest expense decreased $ 9,583 or 0.7%, and $33,786, or 1.2%, for the three month and six month periods, respectively, ended March 31, 2001 compared to the same periods in fiscal 2000.

Primary earnings per common share, based on weighted average shares outstanding, was $.17 and $.29 for the three months ended March 31, 2001 and 2000, and $.36 and $.48 for the six months ended March 31, 2001 and 2000, respectively.

Those items significantly affecting net earnings are discussed in detail below.

Net-Interest Income

Net-interest income is the difference between the interest and fees earned on loans, securities, and other interest-bearing assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Net-interest income is directly related to the interest-rate spread, the difference between the interest rates on interest-earning assets and interest-bearing liabilities.

As of March 31, 2001, the interest-rate spread decreased 22 basis points, as the weighted-average rates earned on interest-earning assets increased 23 basis points, to 8.05%, while the weighted-average cost of funds increased 45 basis points, to 5.29%, when compared to the same period in fiscal year 2000. Although, the overall interest-rate environment, as a weighted average, has increased since March 31, 2000, the recent rapid decline in interest rates, since December 31, 2000, has created a temporary disparity in net-interest income, by causing an immediate reduction in interest income, especially on prime-rate-based assets, with an offsetting decline in the overall cost of funds occurring at a slower pace. The average balance of interest-earning assets decreased $12.1 million, or 8.0%, from $151.9 million to $139.8 million, while the average balance of interest-bearing liabilities decreased $ 6.0 million, or 4.2%, from $144.1 million to $138.1 million. The combined effect of the changes in average balances and the changes in interest rates discussed resulted in a decrease in the interest-rate spread, from 2.98% to 2.76% ,and a decrease in net-interest income of $191,049, or 15.5%, and $297,626, or 12.4%, for the three months and six months, respectively, ended March 31, 2001, as compared to the same periods in fiscal year 2000.

Non-interest Income

Total non-interest income for the six months ended March 31, 2001, increased $99,000, to approximately $1,131,000, as compared to the six months ended March 31, 2000. Employee-benefit-plan trust and consulting fees increased approximately 85,000 as a result of increased activities at Pension and Benefit Trust Company. Other non-interest income also increased approximately $75,000 as compared to the same period in fiscal 2000. These increases were partially offset by a decline in gains on sales of foreclosed real estate of $32,000.

For the three-month period ended March 31, 2001, total non-interest income decreased by approximately $6,000 to $564,000, as compared to the same period in fiscal year 2000. This decrease was primarily the result of a decrease of $22,000 from service charges and other fees. However, gains on sales of foreclosed real estate decreased by $34,000, while gain on sale of loans increased $29,000 as compared to the same period in fiscal year 2000.

Non-interest Expense

Total non-interest expense for the six months ended March 31, 2001, decreased by approximately $34,000, to $2,695,000, compared to $2,729,000 for the six months ended March 31, 2000. The decrease is primarily due to decreases in other non-interest expense of $108,000. The decrease was partially offset by an increase in office supplies and expenses of 34,000 as compared to the same period of fiscal year 2000.

For the three-month period ended March 31, 2001, total non-interest expense decreased approximately $10,000, to $1,351,000, from $1,361,000 for the three-month period ended March 31, 2000. Other non-interest expense decreased approximately $105,000, primarily from the reduction of expense credits from mortgage origination fees resulting from the reduction in mortgage loans closed for retention in the Company's mortgage loan portfolio. Compensation and benefit expense increased approximately $60,000, while office supplies increased approximately $22,000, with furniture and fixtures increasing by approximately $16,000.

Income Tax Expense

SouthFirst's effective tax rate for the six-month periods ended March 31, 2001 and 2000 was 38.9% and 38.8%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $63,000, or 23%, to $212,000 for the six months ended March 31, 2001, as compared to $275,000 for the six months ended March 31, 2000, due to the decrease in pre-tax earnings.

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


                                                                            At or for the
                                                                         three months ended
                                                                              March 31,
                                                                       -----------------------
                                                                        2001             2000
                                                                       ------           ------
Return on assets                                                         0.39%           10.66%
Return on equity                                                         4.03%            7.58%
Equity-to-assets ratio                                                   9.67%            8.66%
Interest rate spread                                                     2.76%            2.98%
Net interest margin                                                      2.83%            3.23%
Total risk-based capital ratio                                          17.29%           17.34%
Nonperforming loans to loans                                             1.11%             .68%
Allowance for loan losses to loans                                       0.66%            0.69%
Allowance for loan losses to nonperforming loans                        59.52%          100.40%
Ratio of net charge-offs to average loans outstanding                    0.00%            0.01%
Book value per common share outstanding                                $16.78           $15.77


Significant factors affecting the SouthFirst's financial condition during the six months ended March 31, 2001 are detailed below:

Assets

Total assets decreased $2,679,000, or 1.7%, from $161,026,000 at September 30, 2000 to $158,347,000 at March 31, 2001. Net loans decreased $7,066,000, or
6.5%, compared to September 30, 2000, primarily due to seasonal changes in mortgage loan demand and the number of loans purchased. Investment securities available for sale decreased $4,999,000, or 13.0% from $38,327,000 to $33,328,000.

Liabilities

Total liabilities decreased approximately $3,101,000, or 2.1%, from $146,100,000 at September 30, 2000 to $142,999,000 at March 31, 2001. Deposits
decreased approximately $1,035,000 during the period, borrowed funds decreased $2,394,000, while accrued expenses and other liabilities increased approximately $223,000, compared to September 30, 2000. The decrease in deposits was primarily attributable to the relatively low interest rate environment. Many customers with savings deposits have removed these accounts in search of higher yielding alternatives. The decrease in borrowed funds is the result of the repayment of FHLB advances. The increase in accrued expenses is primarily the result of fluctuations in accounts payable balances.

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

At March 31, 2001, the allowance for loan losses was $685,036, as compared to $700,619 at September 30, 2000. The decrease is primarily due to charging off loans which were acquired in the acquisition of Chilton County. SouthFirst recorded provisions for loan losses of ($50,000) and $0 in the first six months of fiscal 2001 and 2000, respectively. Nonperforming loans at March 31, 2001 were approximately $1,151,000 as compared to approximately $1,258,000 at September 30, 2000. The reduction of non-performing loans is due to charge-offs. At March 31, 2001 and September 30, 2000, the allowance for loan losses represented 0.67% and 0.64% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. Although loans have increased, management believes loan loss reserves are adequate due to the fact significant loan charge-offs have not been experienced.

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

Changes in interest rates may lead to changes in the net interest margin. It is the Company's goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

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

As of March 31, 2001, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:


                                                                                                  Percent of
                                                                               Amount             asset base
                                                                            -----------           ----------
                                                                                 (Dollars in thousands)
Tangible Capital                                                            $15,227,000             9.72%
Core   Capital                                                               15,227,000             9.72%
Risk-Based Capital                                                           15,832,000            17.29%


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

Further, on January 19, 2000, Bobby R. Cook, President of the Western Division of First Federal and a member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit, in Chilton County, Alabama, against First Federal, SouthFirst and Donald C. Stroup, alleging wrongful termination of his employment, as President of the Western Division, and other claims. On January 24, 2000, the employment of Mr. Cook, was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, following the approval of the Board of Directors of SouthFirst, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, the sole shareholder of First Federal. Management believes Mr. Cook's lawsuit to be without merit and is vigorously defending the case. Furthermore, Management, upon its review of the relevant files, has asserted appropriate counterclaims against Mr. Cook in this litigation for damages to First Federal and SouthFirst. Mr. Cook failed to receive a nomination to stand for election as a member of the Board of Directors of SouthFirst, and, therefore, was not re-elected by the shareholders of SouthFirst at the annual meeting of stockholders held on April 11, 2001.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. No Exhibits are filed with this report.

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHFIRST BANCSHARES, INC.



Date: May 14, 2001                           By: /s/ Donald C. Stroup
                                                -------------------------------
                                                Donald C. Stroup, President and
                                                Chief Executive Officer
                                                (principal executive officer)


Date: May 14, 2001                           By:  /s/ Joe K. McArthur
                                                -------------------------------
                                                Joe K. McArthur,
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (principal financial and
                                                accounting officer)