Form 10QSB
period 2001-06-30
SOUTHFIRST BANCSHARES INC
filed 2001-08-14
CIK 925963

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001

                         Commission File Number: 1-13640

                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            63-1121255
-------------------------------                           -----------------
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

          Yes [X]      No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share                  928,568 shares
--------------------------------------                  --------------
            (Class)                            (Outstanding at August 13, 2001)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I -- FINANCIAL INFORMATION

Item 1: Financial Statements .......................................................................       1

        Consolidated Statements of Financial Condition at June 30, 2001 (Unaudited)
        and September 30, 2000 .....................................................................       1

        Consolidated Statements of Earnings (Unaudited) for the Nine Months Ended
        June 30, 2001 and June 30, 2000 and Three Months Ended June 30, 2001
        and June 30, 2000 ..........................................................................       2

        Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
        Nine Months Ended June 30, 2001 ............................................................       3

        Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
        June 30, 2001 and 2000 .....................................................................       4

        Notes to Consolidated Financial Statements (Unaudited) .....................................       6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations ..............................................................................       9

PART II -- OTHER INFORMATION

Item 1: Legal Proceedings ..........................................................................      14

Item 6: Exhibits and Reports on Form 8-K ...........................................................      14

SIGNATURES .........................................................................................      15

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000 (AUDITED)

                                                                                         JUNE 30, 2001         SEPTEMBER 30, 2000
                                                                                         -------------         ------------------
                                                                                          (UNAUDITED)
                                    ASSETS

Cash and amounts due from depository institutions                                        $   5,980,243           $   4,667,295

Interest-bearing deposits in other financial institutions                                      893,766               1,737,099

Investment securities available for sale, at fair value                                     36,089,216              38,326,808

Loans receivable                                                                           101,785,373             109,054,392

Less allowance for loan losses                                                                (667,926)               (700,619)
                                                                                         -------------           -------------

     Net Loans                                                                             101,117,447             108,353,773

Loans held for sale at cost (which approximates fair value)                                    160,000                 181,662

Premises and equipment, net                                                                  4,874,511               4,992,261

Foreclosed real estate, net                                                                    323,229                 174,500

Other repossessed assets                                                                         9,440                   1,000

Accrued interest receivable                                                                    912,922               1,183,485

Other assets                                                                                 1,489,151               1,407,751
                                                                                         -------------           -------------

              TOTAL ASSETS                                                               $ 151,849,925           $ 161,025,634
                                                                                         =============           =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

      Deposits:

          Non-interest bearing                                                           $   3,210,943           $   2,990,806

          Interest bearing                                                                  99,159,053             102,372,295
                                                                                         -------------           -------------

               TOTAL DEPOSITS                                                              102,369,996             105,363,101

     Advances by borrowers for property taxes and insurance                                    309,340                 297,004

     Accrued interest payable                                                                1,480,036               1,403,005

     Borrowed funds                                                                         31,905,000              38,889,068

     Accrued expenses and other liabilities
                                                                                               511,692                 147,972
                                                                                         -------------           -------------

               TOTAL LIABILITIES
                                                                                           136,576,064             146,100,150
                                                                                         -------------           -------------

Stockholders' equity:

     Common stock, $01 par value, 2,000,000 shares authorized; 999,643 shares issued and 928,568 outstanding shares at June 30, 2001
         and at September 30, 2000                                                               9,996                   9,996

     Additional paid-in capital                                                              9,835,352               9,835,352

     Treasury stock                                                                         (1,140,781)             (1,140,781)

     Unearned compensation on common stock employee benefit plans                             (523,116)               (482,325)

     Retained earnings, substantially restricted                                             7,198,843               7,186,244

     Accumulated comprehensive other income (loss)                                            (106,433)               (483,002)
                                                                                         -------------           -------------

          TOTAL STOCKHOLDERS' EQUITY                                                        15,273,861              14,925,484
                                                                                         -------------           -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 151,849,925           $ 161,025,634
                                                                                         =============           =============


See accompanying notes to consolidated financial statements.

                          SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE
              NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND
               THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                                      NINE MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                                                      --------------------------        ---------------------------
                                                                        2001              2000            2001             2000
                                                                      ---------        ---------        ---------        ---------
Interest and dividend income:

     Interest and fees on loans                                       6,520,783        6,951,951        2,032,590        2,397,216

        Interest income on deposit in other financial
          institutions                                                  246,118           96,093           86,495           36,247

        Interest and dividend income on investment securities         1,637,259        1,813,410          485,698          615,992
                                                                      ---------        ---------        ---------        ---------

        Total interest and dividend income                            8,404,160        8,861,454        2,604,783        3,049,455
                                                                      ---------        ---------        ---------        ---------

Interest expense:

     Interest on deposits                                             3,837,258        3,354,016        1,249,221        1,089,182

     Interest on borrowed funds                                       1,598,764        1,882,241          445,505          740,788
                                                                      ---------        ---------        ---------        ---------

         Total interest expense                                       5,436,022        5,236,257        1,694,726        1,829,970
                                                                      ---------        ---------        ---------        ---------

         Net interest income                                          2,968,138        3,625,197          910,057        1,219,485

Provision for loan losses                                               (50,000)           5,572               --            5,572
                                                                      ---------        ---------        ---------        ---------

          Net interest income after provision for loan losses         3,018,138        3,619,625          910,057        1,213,913

Other Income:

    Service charges and other fees                                      318,301          343,986          114,569          108,288

    Employee benefit consulting fees                                    876,356          821,060          301,192          331,389

    Gain on sale of loans                                               285,367          252,298          108,102           78,979

    Gain (loss) on sale of foreclosed real estate                        (5,031)          34,431           (7,167)              --

    Profit (loss) on sale of other repossessed assets                    (1,349)              --           (1,349)              --

    Gain on sale of investment securities available for sale                859            1,937               --               --

    Equity in net (loss) income of affiliate                                 --           (2,177)              --           (2,177)

    Other                                                               271,318          155,242           99,806           58,620
                                                                      ---------        ---------        ---------        ---------

       Total non-interest income                                      1,745,821        1,606,777          615,153          575,099
                                                                      ---------        ---------        ---------        ---------
Other expenses:

    Compensation and benefits                                         2,334,035        2,251,235          764,200          740,551

    Net occupancy expense                                               259,197          259,617           82,721           85,679

    Furniture and fixtures                                              366,623          327,135          134,806          106,246

    Data processing                                                     245,087          233,773           86,256           75,285

    Office supplies and expense                                         324,460          272,602          106,784           88,683

    Deposit insurance premiums                                           48,783           61,015           16,020           16,493

    Goodwill expense                                                     40,459           47,346           13,487           15,782

    Other                                                               441,040          599,089          160,517          194,407
                                                                      ---------        ---------        ---------        ---------

        Total non-interest expenses                                   4,059,684        4,051,812        1,364,791        1,323,126
                                                                      ---------        ---------        ---------        ---------
        Income before income taxes                                      704,275        1,174,590          160,419          465,886

Income tax expense                                                      275,314          455,993           63,513          180,995
                                                                      ---------        ---------        ---------        ---------

        Net income                                                      428,961          718,597           96,906          284,891
                                                                      =========        =========        =========        =========

Primary earnings                                                           0.47             0.79             0.11             0.31

Fully diluted earnings                                                     0.47             0.79             0.11             0.31

Cash dividends declared                                                    0.45             0.45             0.15             0.15

Weighted average shares outstanding

Primary                                                                 910,102          904,822          910,102          904,822

Fully Diluted                                                           912,242          904,822          914,540          904,822


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001

                                                                           Deferred
                                                                            Compen-                   Accumulated
                                                                           sation on     Retained        Other
                                             Additional                   Common Stock   Earnings       Compre-        Total
                                  Common      Paid In       Treasury       Employee    Substantially    hensive    Stockholders'
                                  Stock       Capital        Stock       Benefit Plans  Restricted      (Loss)        Equity
                                 -------   ------------   ------------   ------------- -------------  -----------  -------------
Balance at September 30,
  2000                           $ 9,996   $  9,835,352   $ (1,140,781)   $ (482,325)   $ 7,186,244    $ (483,002)   $ 14,925,484

Comprehensive Income

  Net Income                                                                                428,961                       428,961

  Other Comprehensive Income,
    net of tax:
  Change in unrealized
    gain/loss on securities
    available for sale, net
    of deferred income
    taxes of $230,306                                                                                     376,569         376,569
                                                                                                                     ------------

Total Comprehensive Income                                                                                                805,530
                                                                                                                     ------------

Vesting of Deferred
Compensation Shares                                                           74,577                                       74,577

Addition of Management
Recognition Plan Shares                                                     (115,368)                                    (115,368)

Cash Dividends Declared                                                                    (416,362)                     (416,362)
                                 -------   ------------   ------------    ----------    -----------    ----------    ------------

Balance at June 30, 2001         $ 9,996   $  9,835,352   $ (1,140,781)   $ (523,116)   $ 7,198,843    $ (106,433)   $ 15,273,861
                                 =======   ============   ============    ==========    ===========    ==========    ============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                             2001                    2000
                                                                                         -------------           -------------
OPERATING ACTIVITIES:

     NET INCOME                                                                          $     428,961           $     718,597

     Adjustments to reconcile net income to net cash provided by operating activities:

               Provision for loan losses                                                       (50,000)                  5,572

               Depreciation and amortization                                                   280,523                 268,005

               Equity in loss of unconsolidated affiliate                                           --                   2,177

               (Gain) Loss on sale of securities                                                  (859)                     --

               (Gain) Loss on sale of loans                                                   (285,367)               (252,298)

               Increase (decrease) in deferred loan origination fees                            (2,896)                 15,729

               Net amortization of premium on investment securities available
               for sale                                                                        (84,272)                 12,241

               (Gain) Loss on sale of foreclosed real estate                                     5,031                 (34,431)

               Loans originated for sale                                                   (14,889,283)            (11,705,162)

               Proceeds from sale of loans                                                  15,196,312              12,694,120

               (Increase) decrease in accrued interest receivable                              270,563                   8,814

               Increase (decrease) in other assets                                             (81,400)               (138,459)

               Deferred compensation expense                                                    74,577                  14,926

               Increase (decrease) in accrued interest payable                                  77,031                (153,468)

               Increase (decrease) in accrued expenses and other liabilities                   133,414                (400,058)
                                                                                         -------------           -------------

                          Net Cash provided by (used in) operating activities                1,072,335               1,056,305


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                             2001                    2000
                                                                                         -------------           -------------
INVESTING ACTIVITIES

               Net change in interest bearing deposits in other financial                      843,334                (217,443)
               institutions

               Proceeds from maturity/repayment of investments held to maturity                     --                  28,783

               Proceeds from maturity/repayment of investments available for
               sale                                                                          6,851,586               1,500,750

               Purchase of investment securities available for sale                         (6,834,375)             (1,562,500)

               Proceeds from sale of investments available for sale                          2,912,387                      --

               Reinvestment of mutual fund dividend                                                 --                  (5,670)

               Net (increase) decrease in loans                                              7,289,222              (5,019,293)

               Purchase of premises & equipment                                               (162,774)                (89,981)

               Proceeds from sale of foreclosed real estate                                    529,976                 743,692

               Proceeds from sale of other assets                                               15,639                      --

               Transfer from loans of real estate owned property                              (683,736)               (382,665)

               Transfer from loans to other repossessed assets                                 (24,079)                (32,146)
                                                                                         -------------           -------------

                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       10,737,180              (5,036,473)


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                             2001                    2000
                                                                                         -------------           -------------
FINANCING ACTIVITIES

               Increase (decrease) in deposits                                              (2,993,105)             (8,421,536)

               Proceeds from borrowed funds                                                 17,450,000              30,150,000

               Repayment of borrowed funds                                                 (24,434,068)            (16,565,000)

               Cash dividends paid                                                            (416,362)               (418,086)

               Acquisition of management recognition plan shares                              (115,368)                     --

               Decrease in advances by borrowers for property taxes and
               insurance                                                                        12,336                 (90,522)
                                                                                         -------------           -------------

                  Net cash provided by (used in) financing activities                      (10,496,567)              4,654,856
                                                                                         -------------           -------------

(Decrease) in cash and cash equivalents                                                      1,312,948                 674,688

Cash and cash equivalents at beginning of period                                             4,667,295               4,969,578
                                                                                         -------------           -------------

Cash and cash equivalents at end of period                                                   5,980,243               5,644,266
                                                                                         =============           =============

Supplemental information on cash payments:

               Interest paid                                                                 3,837,258               5,389,725
                                                                                         =============           =============

               Income taxes paid
                                                                                               254,170               1,222,260
                                                                                         =============           =============

Supplemental information on noncash transactions

               Change in net unrealized gain (loss) on investment securities
               available for sale                                                              376,569                (246,426)
                                                                                         =============           =============

               Real Estate obtained through foreclosure                                        683,736                 382,665
                                                                                         =============           =============


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000

(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended June 30, 2001, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst") and its wholly-owned subsidiaries, First Federal of the South ("First Federal"), and SouthFirst Financial Services, Inc. ("SouthFirst Financial") and First Federal's wholly owned subsidiaries, Pension and Benefit Trust Company ("Pension & Benefit"), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the "Company" and as "SouthFirst."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the nine-month periods ended June 30, 2001 and 2000. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement revises the standards for accounting for securitization and other transfers of financial assets and collateral, and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Based on the Company's current operating activities, the adoption of this statement will not have a material impact on the presentation of the Company's financial condition or results of operations.

(3)      BUSINESS SEGMENT INFORMATION

         The Company organized its business units into two reportable segments: traditional banking activities and employee-benefit-plan trust and consulting activities. The banking segment provides a full range of banking services within its primary market areas of central Alabama. The employee benefit trust and consulting firm operates primarily in the Montgomery, Alabama area. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately, because each unit is subject to different marketing and regulatory environments.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

         The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

                                                      Nine Months Ended                          Nine Months Ended
                                                        June 30, 2001                              June 30, 2000
                                           ---------------------------------------    -----------------------------------------
                                                           Employee                                   Employee
                                              Banking      Benefits                     Banking       Benefits
                                            Activities   Consulting       Total        Activities    Consulting        Total
                                           -----------   -----------   -----------    -----------    -----------    -----------
Interest dividend income                   $ 8,378,575   $    25,585   $ 8,404,160    $ 8,833,327    $    28,127    $ 8,861,454

Interest expenses                            5,436,022            --     5,436,022      5,236,257             --      5,236,257
                                           -----------   -----------   -----------    -----------    -----------    -----------

Net interest income                          2,942,553        25,585     2,968,138      3,597,070         28,127      3,625,197

Provision for loan losses                      (50,000)           --       (50,000)         5,572             --          5,572
                                           -----------   -----------   -----------    -----------    -----------    -----------

Net interest income after
   provision for loan losses                 2,992,553        25,585     3,018,138      3,591,498         28,127      3,619,625

Other Income                                   860,465       885,356     1,745,821        776,588        830,189      1,606,777

Other Expenses                               3,315,946       743,738     4,059,684      3,384,470        667,342      4,051,812
                                           -----------   -----------   -----------    -----------    -----------    -----------

Income before income taxes                     537,072       167,203       704,275        983,616        190,974      1,174,590

Income Taxes                                   211,605        63,709       275,314        383,304         72,689        455,993
                                           -----------   -----------   -----------    -----------    -----------    -----------

Net Income                                 $   325,467   $   103,494   $   428,961    $   600,312    $   118,285    $   718,597
                                           ===========   ===========   ===========    ===========    ===========    ===========


         There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)      SUBSEQUENT EVENTS

         On July 18, 2001, the Company declared a regular dividend of $0.15 per share, payable on August 15, 2001 to stockholders of record on August 1, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months and nine months ended June 30, 2001 decreased $187,985, or 66.0%, and $289,636, or 40.3%, respectively, compared to the same periods in fiscal 2000. Net interest income for the three months and nine months ended June 30, 2001 decreased $303,856, or 25.0%, and $601,487, or 16.6%, respectively, compared to the same periods in fiscal 2000. Non-interest income increased $40,054 or 7.0%, for the three month period ended June 30, 2001, and increased 139,044 or 8.7% for the nine-month period ended June 30, 2001, when compared to the same periods in fiscal 2000, while non-interest expense increased $41,665 or 3.1%, and $7,872, or .2%, for the three month and nine month periods, respectively, ended June 30, 2001 compared to the same periods in fiscal 2000.

Primary earnings per common share, based on weighted average shares outstanding, was $.11 and $.31 for the three months ended June 30, 2001 and 2000, and $.47 and $.79 for the nine months ended June 30, 2001 and 2000, respectively.

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

As of June 30, 2001, the interest-rate spread decreased 48 basis points, as the weighted-average rates earned on interest-earning assets decreased 44 basis points, to 7.58%, while the weighted-average cost of funds increased 4 basis points, to 5.12%, when compared to the same period in fiscal year 2000. The recent rapid decline in interest rates has created a temporary disparity in net-interest income by causing an immediate reduction in interest income, especially on prime-rate-based assets, with an offsetting decline in the overall cost of funds occurring at a slower pace. The average balance of interest-earning assets decreased $14.6 million, or 9.6%, from $152.0 million to $137.4 million, while the average balance of interest-bearing liabilities decreased $11.7 million, or 8.1%, from $144.1 million to $132.4 million. The combined effect of the changes in average balances and the changes in interest rates discussed resulted in a decrease in the interest-rate spread, from 2.94% to 2.46%, and a decrease in net-interest income of $303,856, or 25.0%, and $601,487, or 16.6%, for the three months and nine months, respectively, ended June 30, 2001, as compared to the same periods in fiscal year 2000.

NON-INTEREST INCOME

Total non-interest income for the nine months ended June 30, 2001, increased $139,000, to approximately $1,746,000, as compared to the nine months ended June 30, 2000. Employee-benefit-plan trust and consulting fees increased approximately $55,000 as a result of increased activities at Pension and Benefit Trust Company. Gain on sale of loans increased approximately $33,000 and other non-interest income increased approximately $116,000 as compared to the same period in fiscal 2000. These increases were offset by a decline in service charges and other fees of approximately $26,000.

For the three-month period ended June 30, 2001, total non-interest income increased by approximately $40,000 to $615,000, as compared to the same period in fiscal year 2000. This increase was primarily the result of an increase of $7,000 from service charges and other fees, an increase of $29,000 from gain on sales of loans, an increase of $41,000 from other non-interest income, partially offset by a decrease of $30,000 in employee benefit consulting fees as compared to the same period in fiscal year 2000.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended June 30, 2001, increased by approximately $8,000, to $4,060,000, compared to $4,052,000 for the nine months ended June 30, 2000. The increase is primarily due to increases in compensation and benefits of approximately $83,000.

For the three-month period ended June 30, 2001, total non-interest expense increased approximately $42,000, to $1,365,000, from $1,323,000 for the three-month period ended June 30, 2000. Other non-interest expense decreased approximately $34,000. Compensation and benefit expense increased approximately $24,000, while office supplies increased approximately $18,000, with furniture and fixtures increasing by approximately $29,000.

INCOME TAX EXPENSE

SouthFirst's effective tax rate for the nine-month periods ended June 30, 2001 and 2000 was 39.1% and 38.8%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $181,000, or 39.6%, to $275,000 for the nine months ended June 30, 2001, as compared to $456,000 for the nine months ended June 30, 2000, due to the decrease in pre-tax earnings.

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

                                                                                   At or for the
                                                                                three months ended
                                                                                      June 30,
                                                                         ---------------------------------
                                                                           2001                     2000
                                                                         --------                  -------
Return on assets                                                             0.36%                    0.59%
Return on equity                                                             3.82%                    6.72%
Equity-to-assets ratio                                                       9.50%                    8.75%
Interest rate spread                                                         2.61%                    2.95%
Net interest margin                                                          2.78%                    3.19%
Total risk-based capital ratio                                              16.59%                   14.78%
Nonperforming loans to loans                                                  .56%                     .39%
Allowance for loan losses to loans                                            .64%                    0.63%
Allowance for loan losses to nonperforming loans                           113.55%                  159.75%
Ratio of net charge-offs to average loans outstanding                       (0.02)%                   0.14%
Book value per common share outstanding                                   $ 16.44                  $ 15.94

Significant factors affecting SouthFirst's financial condition during the six months ended June 30, 2001 are detailed below:

ASSETS

Total assets decreased $9,176,000, or 5.7%, from $161,026,000 at September 30, 2000 to 151,850,000 at June 30, 2001. Net loans decreased $7,236,000, or 6.7%, compared to September 30, 2000, primarily due to seasonal changes in mortgage loan demand and the number of loans purchased. Investment securities available for sale decreased $2,238,000, or 5.8% from $38,327,000 to $36,089,000.

LIABILITIES

Total liabilities decreased approximately $9,524,000, or 6.5%, from $146,100,000 at September 30, 2000 to $136,576,000 at June 30, 2001. Deposits decreased approximately $2,993,000 during the period, borrowed funds decreased $6,984,000, while accrued expenses and other liabilities increased approximately $364,000, compared to September 30, 2000. The decrease in deposits was primarily attributable to the relatively low interest rate environment. Many customers with savings deposits have removed these accounts in search of higher yielding alternatives. The decrease in borrowed funds is the result of the repayment of FHLB advances. The increase in accrued expenses is primarily the result of fluctuations in accounts payable balances.

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

At June 30, 2001, the allowance for loan losses was $667,926 as compared to $700,619 at September 30, 2000. The decrease is primarily due to the charge-off of consumer loans. SouthFirst recorded provisions for loan losses of ($50,000) and $5,572 in the first nine months of fiscal 2001 and 2000, respectively. Nonperforming loans at June 30, 2001 were approximately $588,000 as compared to approximately $1,258,000 at September 30, 2000. The reduction of non-performing loans is due to charge-offs and loans transferred to repossessed assets. At June 30, 2001 and September 30, 2000, the allowance for loan losses represented 0.64% and 0.64% of loans outstanding, respectively. The allowances for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analyses of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal. While loans have decreased, management believes loan loss reserves are adequate due to the fact significant loan charge-offs have not been experienced.

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

As of June 30, 2001, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                              Percent of
                                                       Amount                 asset base
                                                    ------------              ----------
                                                            (Dollars in thousands)
Tangible Capital                                    $ 14,618,000                  9.66%
Core Capital                                        14,618,000                  9.66%
Risk-Based Capital                                    15,214,000                 16.59%


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

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

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

(b) Reports on Form 8-K. No report on form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SOUTHFIRST BANCSHARES, INC.



Date: August 14, 2001          By: /s/ Donald C. Stroup
                                   -------------------------------------------
                                   Donald C. Stroup, President and
                                   Chief Executive Officer
                                   (principal executive officer)



Date: August 14, 2001          By:  /s/ Joe K. McArthur
                                    ------------------------------------------
                                    Joe K. McArthur, Executive Vice President
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)