Form 10KSB
period 2001-09-30
SOUTHFIRST BANCSHARES INC
filed 2001-12-31
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB
(Mark One)
(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                       --------------    -----------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

         Issuer's Revenues for the fiscal year ended September 30, 2001:
$13,202,922

         The aggregate market value of the common equity held by non-affiliates of the Registrant (751,402 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant's Common Stock on December 27, 2001 was $7,251,029. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant.

         The number of shares outstanding of the Registrant's Common Stock as of December 15, 2001: 858,244 shares of $.01 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

       Transitional Small Business Disclosure Format:     Yes  [ ]    No [X]

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management has endeavored in its communications, in its Annual Report, and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. ("SouthFirst") and the industry in which SouthFirst competes. Any "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst's financial performance and could cause actual results for fiscal year 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OF SOUTHFIRST

         SouthFirst Bancshares, Inc. ("SouthFirst") was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South ("First Federal"), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision ("OTS") for the purpose of becoming a holding company to own all of the outstanding Common Stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the "Conversion"), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst's business primarily involves directing, planning and coordinating the business activities of its wholly owned subsidiary, First Federal, along with First Federal's two wholly owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., d/b/a Pension & Benefit Trust Company ("Pension & Benefit"), an employee benefit plan consulting firm and trust company, located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. ("SouthFirst Mortgage"), a subsidiary, through which First Federal conducts a residential mortgage and construction lending operation. Further, SouthFirst organized, as a wholly owned subsidiary, SouthFirst Financial Services, Inc. ("SouthFirst Financial"), located in Montgomery and Sylacauga, Alabama, through which SouthFirst provides insurance products and other financial services to the customers of First Federal. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

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

         At September 30, 2001, First Federal conducted business from four (4) full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega, Clanton, and Centreville. In addition, SouthFirst Mortgage, the wholly owned subsidiary of First Federal, operates a loan production office in the Alabama city of Hoover (a suburb of metropolitan Birmingham), primarily to enhance First Federal's construction lending activities in the growing residential markets of metropolitan Birmingham. Further, First Federal operates a loan production office in Dothan, Alabama, to enhance residential mortgage and construction lending in the fast growing "wire grass" region of southern Alabama and northwest Florida. First Federal also pursues other types of loans such as consumer and commercial loans in the Birmingham and Dothan market areas, as demands dictate.

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

         MARKET AREA

         First Federal's primary deposit gathering and lending area covers Talladega, Chilton and Bibb Counties in central Alabama. To a lesser extent, First Federal's deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 80,000 and Chilton County and Bibb County had populations of approximately 40,000 and 21,000, respectively, based on 2000 census data as published by the U.S. Bureau of Vital Statistics. First Federal's main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. First Federal's branch office in Talladega is situated approximately 55 miles east of Birmingham. First Federal's Clanton office is located approximately 55 miles north of Montgomery. First Federal's Centreville office is located approximately 25 miles south of Tuscaloosa. The loan production office of SouthFirst Mortgage in Hoover is situated within the Birmingham metropolitan area. The Dothan loan production office is located approximately 191 miles southeast of Birmingham.

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

         Sylacauga's economy is based primarily on major industrial employers such as ECC International, Inc., American Color Graphics, Inc., Avondale Mills, Blue Bell Ice Cream, Pursell Industries and Georgia Marble. U.S. Alliance Corporation, a paper manufacturer, is a major employer in Childersburg, Alabama, located 10 miles from Sylacauga in Talladega County. On November 1, 1999, Teksid, Inc. announced plans to build a new aluminum casting manufacturing facility. The new plant, to be operated by Teksid Automotive Components, Inc., will be located in Sylacauga, and will employ, upon completion in calendar year 2002, approximately 400 skilled workers.

         Talladega's economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. On May 6, 1999, American Honda Motor Co., Inc. ("Honda") announced plans to construct a comprehensive automobile manufacturing facility near the town of Lincoln, Talladega County, Alabama. The plant has been built on a 1,350-acre tract forty miles east of Birmingham and will employ approximately 1,500 associates when it reaches its twin annual capacities of 120,000 vehicles, and 120,000 engines. Production began in the last quarter of 2001. In addition, Talladega is the home of the Talladega Superspeedway which hosts the Winston 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.

         First Federal's Clanton office, in Chilton County, and Centreville office, in Bibb County, were each acquired by First Federal on October 31, 1997. Although Chilton and Bibb Counties are generally rural areas in which the economy is largely based on the growth and harvesting of peaches, each of these counties has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County's employers include GulfStates Paper Corp., International Paper Corp. and Union Camp Corp. Both counties are in close proximity to the Birmingham metropolitan area. Bibb County is located near Tuscaloosa and the fast-growing town of Vance, the location of the Mercedes-Benz manufacturing plant.

         RESIDENTIAL LENDING

         First Federal's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in First Federal's market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal personnel. No loan brokers or commissioned loan officers are used. Conventional residential loans are priced based on rates offered by the local competition and the secondary market. At September 30, 2001, First Federal had $51.1 million, or 51% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

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

         Adjustable rate mortgage ("ARM") loans originated by First Federal consist of one, three, five, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost of funds indexes. At September 30, 2001, First Federal held approximately $35.6 million ARMs, which represented approximately 35.2% of First Federal's total loan portfolio. First Federal's ARM loans are subject to a limitation of 2.0% per adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

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

         The loan-to-value ratio, maturity and other provisions of the residential real estate loans made by First Federal reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. For all residential mortgage loans originated by First Federal, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, employment and certain other information are verified, and, if necessary, additional financial information is requested. First Federal requires an independent appraisal, title insurance (or an attorney's opinion), flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by First Federal. First Federal reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

         Members of the First Federal Board of Directors receive a monthly summary of all loans which are closed. Construction loans in excess of $350,000 require authorizations by the Loan Committee of the First Federal Board prior to closing. First Federal issues written, formal commitments as to interest rates to prospective borrowers upon request on real estate loans at the date of application. The interest rate commitment remains valid for 30 to 60 days (the "lock-in period") from the date of the application. Upon receipt of loan approval, the borrower has the balance of the lock-in period to close the loan at the interest rate committed.

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

         First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. On September 30, 2001, such loans amounted to $7.6 million. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 90% of the appraised value of the property. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

         CONSTRUCTION LENDING - SOUTHFIRST MORTGAGE, INC.

         Although First Federal does make certain residential construction loans through its loan production office in Dothan, Alabama, the majority of the residential construction lending of First Federal is conducted by its wholly owned subsidiary, SouthFirst Mortgage, located in Hoover, Alabama, a suburb of Birmingham. At September 30, 2001, committed construction loans secured by single-family residential property totaled $37.0 million; of this amount, approximately $11.6 million was not disbursed. SouthFirst Mortgage makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. SouthFirst Mortgage also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

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

         Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand, and, thus, are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, SouthFirst Mortgage may be required to advance funds beyond the amount originally committed in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Margie R. Bryant, President and CEO of SouthFirst Mortgage Construction Lending Division, manages the Hoover loan production office. Her primary responsibility is to manage the construction lending portfolio of SouthFirst Mortgage. Ms. Bryant performs all underwriting of the construction loans and has the authority to originate construction loans up to $350,000. No other loan officer of First Federal or its affiliates has this amount of lending authority. Loans in excess of $350,000 must be approved by the Board of Directors of SouthFirst Mortgage and the Loan Committee of the First Federal Board of Directors. Funds are disbursed based upon percentage of completion as verified by on-site inspections performed by Ms. Bryant and other qualified employees of SouthFirst Mortgage.

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

         At September 30, 2001, 25 borrowers had construction loan commitments from SouthFirst Mortgage in excess of $500,000 with the largest commitment being $2,913,600. The majority of loans in the construction loan portfolio were made on a speculative basis. As previously discussed, construction loans are typically outstanding for a period of 12 months or less. If the loan is not paid within the original 12 month period, it is renewed for a six month period. All renewals are approved by SouthFirst Mortgage and First Federal's Loan Committee. At September 30, 2001, there were 21 such renewal loans totaling $2,651,140.

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

         COMMERCIAL LENDING

         At September 30, 2001, commercial lending totaled $14.2 million, or 14.1%, of First Federal's total loan portfolio. First Federal's commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

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

         CONSUMER LENDING AND OTHER LENDING

         As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 2001, consumer loans totaled $4.7 million, or 4.6% of First Federal's total loan portfolio. This amount includes $1.1 million in loans secured by savings accounts, $2.3 million in loans secured by vehicles, and $1.3 million in other secured loans.

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

         EMPLOYEES

         First Federal presently employs 62 individuals on a full-time basis, including 14 officers, and 4 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

BUSINESS OF SUBSIDIARIES

         SOUTHFIRST MORTGAGE, INC.

         SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly owned operating subsidiary of First Federal. Through SouthFirst Mortgage, First Federal is conducting residential mortgage and construction lending activities in Birmingham, Alabama, and intends to pursue such activities in other markets (See "Business of First Federal - Construction Lending - SouthFirst Mortgage, Inc." above).

         PENSION & BENEFIT TRUST COMPANY

         Pension & Benefit was acquired by SouthFirst in April of 1997, and was, initially, the wholly owned subsidiary thereof. On April 27, 1998, SouthFirst and First Federal submitted an application to the OTS, seeking approval to exercise limited trust powers through Pension & Benefit and to establish Pension & Benefit as an operating subsidiary. Upon being granted limited trust powers from the OTS, SouthFirst transferred the ownership of Pension & Benefit to First Federal. Upon the transfer, Pension & Benefit became the wholly owned subsidiary of First Federal.

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

                  ADMINISTRATIVE SERVICES

         The administrative services include: the preparation of the annual returns and reports for retirement plans (including Form 5500, or 5500-C/R, and related schedules and attachments), the preparation of summary plan descriptions, summary annual reports, statements of accrued benefits and various other notices and reports required under ERISA, and the preparation of accounting records for plan trustees, including the preparation and maintenance of participants' accounts.

                     TRUST SERVICES

         The trust services rendered by Pension & Benefit are limited to those trust services required by self-directed profit sharing plans, 401(k) plans and Employee Stock Ownership Plans.

         MAGNOLIA TITLE SERVICE, INC.

         At September 30, 2001, SouthFirst owned a 50% interest in Magnolia Title Services, Inc. ("Magnolia"), a company which provides title insurance and related services to borrowers and lenders. Start-up losses at Magnolia have resulted in a write-off of SouthFirst's investment, in the amount of $245,000. As a consequence, SouthFirst has undertaken programs to re-evaluate its ownership interest in Magnolia.

         SOUTHFIRST FINANCIAL SERVICES, INC.

         SouthFirst Financial was incorporated on June 16, 2000, as the wholly owned subsidiary of SouthFirst. Through SouthFirst Financial, SouthFirst provides insurance products and other financial services to the customers of First Federal and to others.

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

         The Act contains a number of provisions specifically applicable to savings associations, such as First Federal. For example, the Act repeals the Savings Association Insurance Fund special reserve, modernizes the Federal Home Loan Bank System, provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings, in the form of less frequent compliance examinations, and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

         Further, the Act prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the OTS after May 4, 1999. A "grandfathered" unitary thrift holding company, such as SouthFirst, retains its authority to engage in nonfinancial activities, but does not retain its ability to be acquired by a nonfinancial company. See "Regulation of SouthFirst - Restrictions on Acquisitions."

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

         QUALIFIED THRIFT LENDER TEST

         As a unitary thrift holding company, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies (see "Supervision and Regulation - Recently Enacted Legislation") or multiple savings and loans holding companies, provided that First Federal continues to qualify as a "qualified thrift lender." See "Regulation of First Federal -- Qualified Thrift Lender Test." In the event SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of SouthFirst and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a Qualified Thrift Lender and were acquired in a supervisory acquisition.

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

         The Gramm-Leach-Bliley Act has further restricted the acquisitions of nonfinancial companies by unitary thrift holding companies formed after May 4, 1999, and has eliminated the acquisition of "grandfathered" unitary thrift holding companies, such as SouthFirst, as well as the "new" unitary thrift holding companies (formed after May 4, 1999) by nonfinancial companies. See "Supervision and Regulation - Recently Enacted Legislation."

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

         As a result of the recapitalization of the SAIF implemented by the Economic Growth and Regulatory Paperwork Reduction Act (the "Economic Growth Act") (see " -- Special FDIC Assessment"), the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. For the first half of 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as First Federal, at zero to 27 basis points. In addition, SAIF-insured institutions were required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between
6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks were assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members have been assessed at the same rate for FICO obligations.

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

         OTS SUPERVISORY ASSESSMENTS

         In addition to federal deposit insurance premiums, savings associations like First Federal are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on either a semi-annual or quarterly basis, as determined by the OTS on an annual basis, and is computed based on total assets of the institution, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in percentage increases for any savings association with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the savings association's operations, which results in a percentage increase for a savings association that manages over $1 billion in trust assets, provides services for other loans aggregating more than $1 billion, or has certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon the smaller savings institutions, which are those whose total assets never exceeded $100 million, the new regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.

         REGULATORY CAPITAL REQUIREMENTS

         General. The OTS has adopted capital regulations which establish capital standards applicable to all savings associations. To meet its regulatory capital requirements, a savings association must satisfy each of the following capital requirements: (i) a risk-based capital requirement, where a savings association's minimum risk-based capital requirement shall be an amount equal to 8% of its risk-weighted assets; (ii) a leverage ratio requirement, where a savings association's minimum leverage ratio requirement shall be: (a) for a savings association assigned a composite rating of 1 on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 3%; (b) for all other savings associations which are assigned a value lower than 1 on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 4%; and (iii) a tangible capital requirement, where the savings association's minimum tangible capital requirement shall be an amount equal to at least 1.5% of adjusted total assets.

         The OTS, also, has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2001, First Federal was "well capitalized." Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal's activities.

         Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of "1," the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. "Core capital" includes, generally, (i) common stockholders' equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related surplus, (iii) non-withdrawable accounts and certain pledged deposits of mutual savings associations, (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association's (A) investments in certain "non-includable" subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 2001, First Federal's ratio of tangible and core capital to total adjusted assets was 9.28%.

         The "tangible capital" requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. "Tangible capital" means (i) common stockholders' equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related earnings, (iii) non-withdrawable accounts and pledged deposits that qualify as core capital and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not "includable subsidiaries."

         Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 2001, First Federal's ratio of total capital to total risk-weighted assets was 16.01%.

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

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- Capital Resources" for tables setting forth First Federal's compliance with its regulatory capital requirements as of September 30, 2001.

         PROMPT CORRECTIVE ACTION

         Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6.0% or greater, has a leverage capital ratio of 5.0% or greater and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and has either a leverage ratio of 4.0% or greater or has a leverage ratio that is 3.0% or greater, if the savings association receives a composite rating of 1 on the CAMEL financial institutions rating system, and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or has a Tier 1 risk-based capital ratio that is less than 4.0% or has either a leverage ratio that is less than 4.0% or has a leverage ratio that is less than 3.0% if the savings association receives a composite rating of 1 on the CAMEL financial institutions rating system; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if the financial association has a ratio of tangible equity to total assets that is less than 2.0%. Under certain circumstances, however, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2001, First Federal was classified as a "well capitalized" institution.

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

         DIVIDENDS AND OTHER CAPITAL DISTRIBUTION LIMITATIONS

         OTS regulations currently impose limitations upon savings associations' capital distributions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. Under the amended OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as SouthFirst, will continue to have to file an application to receive the approval of the OTS. These new regulations are more restrictive to SouthFirst than regulations being replaced based upon SouthFirst's historical dividend declaration activities.

         OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which an association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. A Tier 2 association is an association that has capital equal to or in excess of its minimum capital requirements but does not meet the fully phased-in capital requirement both before and after the proposed distribution. A Tier 3 association is defined as an association that has capital less than its minimum capital requirement before or after the proposed distribution. At September 30, 2001, First Federal was rated a Tier 1 institution. In the event First Federal's capital falls below its fully phased-in requirement or the OTS notifies it that it is in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, otherwise permissible under the regulations, if the OTS determines that the proposed distribution by a savings association would constitute an unsafe or unsound practice. Finally, under FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (i.e., not meet any one of its minimum regulatory capital requirements).

         QUALIFIED THRIFT LENDER TEST

         HOLA requires savings associations to meet the Qualified Thrift Lender ("QTL") test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or
(ii) maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, a saving's association's total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. "Qualified thrift investments" includes (i) various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans, (vii) education loans and (viii) shares in the FNMA, FHLMC and FHLB owned by the savings association. In addition, subject to a 20% of portfolio assets limit, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas. At September 30, 2001, First Federal was a Qualified Thrift Lender.

         A savings association that does not maintain its status as a QTL in at least nine out of every 12 months must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank and for a savings association; (ii) the branching powers of the savings association are restricted to those of a national bank in the savings association's home state; (iii) the savings association is not eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association are subject to the rules regarding payment of dividends by a national bank. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to, the requirements of the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify as a QTL within the three year period after it failed the QTL test, it would be required to cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances as promptly as can be prudently done consistent with the safe and sound operation of the savings association. A savings association that has failed the QTL test may requalify as a QTL and be free of such limitations, but it may do so only once.

         LOANS TO ONE BORROWER

         Under HOLA, savings associations are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount, not in excess of 10.0% of unimpaired capital and surplus, may be loaned, if such loan is secured by readily-marketable collateral, which is defined to include certain debt and equity securities and bullion, but generally does not include real estate. First Federal currently has permission from the OTS to increase its loan to one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers is 30.0% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150.0% of First Federal's unimpaired capital and surplus.

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

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property securing or being improved by the extension of credit plus the amount of readily-marketable collateral or other acceptable collateral, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65.0%); land development (75.0%); construction (commercial, multifamily and nonresidential) (80.0%); and improved property (85.0%). One-to-four family residential (owner occupied) requires no maximum ratio, however, any LTV ratio in excess of 90.0% should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

         TRANSACTIONS WITH AFFILIATES

         Generally, statutory restrictions, promulgated by OTS regulations and by Section 23A and 23B of the Federal Reserve Act, limit the authority of First Federal to engage in transactions with affiliates. These restrictions require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the institution as comparable transactions with non-affiliates. In addition, extensions of credit and certain other transactions with affiliates are restricted to an aggregate percentage of a savings association's capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the institution. Affiliates of First Federal include, among others, SouthFirst and any company which would be under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. Currently, a subsidiary of a savings association that is not also a depository institution is not treated as an affiliate of the savings association for purposes of Section 23A and 23B.

         A savings association's authority to extend credit to its officers, directors and 10% stockholders, as well as to entities that such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these laws and regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a savings association may make to such persons based, in part, on the institution's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variations, apply Regulation O to savings associations.

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

         LIQUIDITY REQUIREMENTS

           All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of:(i) the amount of its liquidity base at the end of the preceding calendar quarter; or
(ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter.

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

         First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta at September 30, 2001 of $2,229,800.

         Advances from Federal Home Loan Bank. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. Long term advances may only be made for the purpose of providing funds for residential housing. At September 30, 2001, First Federal had $32.25 million of advances outstanding from the FHLB.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 2001 and September 30, 2000, dividends were paid by the FHLB to First Federal in the amount of $158,762 and $150,603, respectively. If the dividends were reduced, or interest subsidies on future FHLB advances were to increase, First Federal's net interest income would likely be reduced.

         FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $4.4 million of transaction accounts, while reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of the institution's interest-earning assets. At September 30, 2001, First Federal was in compliance with the reserve requirements of the Federal Reserve Board.

         Savings associations have authority to borrow from the Federal Reserve Bank's "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 2001.

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

         The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 2001. The total net book value of these properties at September 30, 2001 was approximately $4,266,000.

             [The remainder of this page intentionally left blank.]

                                                                                    NET BOOK VALUE              DEPOSITS
                                                   LEASED                               AS OF                     AS OF
                      LOCATION                    OR OWNED      DATE OPENED         SEPT. 30, 2001           SEPT. 30, 2001
                      --------                    --------      -----------         --------------           --------------
                                                                                                 (In thousands)
SOUTHFIRST AND FIRST FEDERAL
  MAIN OFFICE
         126 North Norton Avenue
         Sylacauga, Alabama  35150                 Owned        April 1966             $     705                  $ 40,530
  OFFICE/STORAGE BUILDING
         North Norton Avenue
         Sylacauga, Alabama  35150                 Owned        November 1995                228                       N/A
  FIRST FEDERAL BRANCH OFFICES
         301 West North Street
         Talladega, Alabama  35160                 Owned        April 1961                   186                    14,155

         102 Fifth Street North
         Clanton, Alabama 35045                    Owned        November 1997              1,407                    36,383

         125 Olan Heights Shopping Center
         Centreville, Alabama 35042                Leased       November 1997                N/A                     7,974

SOUTHFIRST MORTGAGE
      LOAN PRODUCTION OFFICES
         3055 Lorna Road
         Birmingham, Alabama 35216                 Leased       March 1994                 1,257                       N/A

         BrightLeaf Court
         25 Honeysuckle Rd., Suite 20
         Dothan, Alabama 36305                     Leased       April 1998                   180                        13

PENSION & BENEFIT
         260 Commerce Street
         Third Floor
         Montgomery, Alabama 36101                 Owned        April 1997                   303                       N/A
                                                                                       ---------                  --------

TOTAL                                                                                  $   4,266                  $ 99,055
                                                                                       =========                  ========


             [The remainder of this page intentionally left blank.]

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. SouthFirst and First Federal management believe there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material adverse effect upon SouthFirst's or First Federal's financial condition. Nonetheless, descriptions of certain, previously disclosed legal proceedings follow:

         Settlement of Legal Proceeding

         Bobby R. Cook, President of the Western Division of First Federal and member of the Board of Directors of SouthFirst and First Federal, filed a lawsuit in Chilton County, Alabama, on January 19, 2000, against First Federal, SouthFirst and Donald C. Stroup (President, Chief Executive Officer, and Chairman of SouthFirst and First Federal at that time), alleging wrongful termination of his employment as President of the Western Division and other claims. Mr. Cook was terminated for cause by the Board of Directors of First Federal, pursuant to the provisions of Mr. Cook's employment agreement with First Federal. Further, Mr. Cook, on January 25, 2000, was removed for cause as a member of the Board of Directors of First Federal, upon the unanimous written consent of SouthFirst, the sole shareholder of First Federal. Mr. Cook continued to serve as a member of the Board of Directors of SouthFirst until April, 2001.

         SouthFirst, on August 20, 2001, agreed to settle these claims with Mr. Cook. The proposed terms of the settlement agreement provide for a payment of $570,000 to Mr. Cook. In exchange for the payment, SouthFirst will receive 13,856 shares of its common stock, which Mr. Cook owns and which had a market value of approximately $160,000 at the time of the settlement agreement. Based on this settlement agreement, SouthFirst accrued the excess of the proposed payment ($410,000) and included this excess in the statement of operations under "other expenses," as part of the "termination agreements" item, therein. The settlement agreement was reduced to writing and executed by the parties as of December 11, 2001. When received, management anticipates treating the common stock as treasury stock.

         Litigation Against Former Director

         SouthFirst, in its earnings release on December 4, 2001, announced that First Federal had filed a complaint to recover the total amount of loss on a loan made to Vawter Properties and Resources, LP ("Vawter Properties"), an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of SouthFirst and First Federal, and personal guarantor of the loan. SouthFirst previously disclosed the allegations contained in the complaint in its current report on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2001. Mr. Vawter resigned his positions as director of both SouthFirst and First Federal, vice-chairman of the Board of First Federal and member of First Federal's loan committee, on August 13, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended September 30, 2001 to a vote of security holders of SouthFirst.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As of December 15, 2001, SouthFirst's Common Stock was held by approximately 349 persons. SouthFirst's Common Stock trades on the American Stock Exchange, under the symbol "SZB." The following data reflects, by fiscal quarter, the high and low sales price as well as cash dividends declared for each quarter from October 1, 1999 through September 30, 2001:

                                                                                                       Cash
                                                                                                     Dividends
                                                                       High Sale      Low Sale       Declared(1)
                                                                       ---------      --------       ----------
         FISCAL YEAR ENDED SEPTEMBER 30, 2001
         First Quarter ended December 31, 2000                           10 1/8         8 4/9        $ 139,362
         Second Quarter ended March 31, 2001                                 11         9 2/3          139,312
         Third Quarter ended June 30, 2001                               11 4/5        10 1/2          137,689
         Fourth Quarter ended September 30, 2001                         11 3/4        10 5/7          137,689

         FISCAL YEAR ENDED SEPTEMBER 30, 2000
         First Quarter ended December 31, 1999                           11 1/8         9 3/8          139,362
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

         The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst during the two year period ended September 30, 2001. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

RESULTS OF OPERATIONS

         NET INCOME

         For the fiscal year ended September 30, 2001, net income decreased $1,383,585 from $961,492 to a loss of $422,093. Earnings/(loss) per common share was ($ .47) and $1.06 for the fiscal years ended September 30, 2001 and 2000, respectively. The decrease in net income for fiscal 2001 was due primarily to an increase in loan loss reserves, the settlement and termination of certain employment contracts and the decrease in interest rates. First Federal's net interest income after provision for loan losses decreased $1,720,767 (36.1%) during fiscal 2001, from $4,770,744 to $3,049,977. This decrease was attributable to a decrease of $1,023,314 in interest income, resulting primarily from a decrease in interest rates on loans and investments, a decrease in the loan portfolio and an increase in the provision for loan losses of $852,116, from $5,572 to $857,688, the reasons for which are discussed below under the heading "Provision for Loan Losses." Fee income received by Pension and Benefit increased $41,112 (3.8%) during fiscal 2001, from $1,087,884 to $1,128,996.
Other expenses increased $726,000 (13.7%) from $5,299,379 to $6,025,379 during fiscal 2001.

         For the fiscal year ended September 30, 2000, net income decreased $338,507, or 26%, to $961,492. Earnings per common share were $1.06 for the fiscal year ended September 30, 2000. The decrease in net income in fiscal 2000 was due primarily to a one-time gain of approximately $2,265,000 realized on the sale by First Federal of FHLMC stock and an increase in the provision for loan losses of $543,000 in 1999.

         The components of net income discussed in the preceding paragraphs are discussed more fully below.

         NET INTEREST INCOME

         Net interest income was $3,908,000 for the twelve months ended September 30, 2001, which represents a decrease of $868,651 (18.18%) from fiscal 2000. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets and the interest cost associated with deposits and borrowed funds. The decrease in 2001 is primarily due to a decrease in the net interest rate spread. The net interest rate spread decreased as rates on interest-earning assets decreased twenty-one basis points to 7.69% and the cost of funds also increased sixteen basis points to 5.14%. The combined effect of the changes in average balances and the changes in rates above resulted in a decrease in net interest income.

         Net interest income was $4,776,000 for the twelve months ended September 30, 2000. This increase of $659,000, or 16%, over the comparable twelve months of 1999 was primarily the result of the increase in the average balance of interest-earning assets from $142.2 million to $150.9 million, where the average balance of interest-bearing liabilities increased from $134.2 million to $143.2 million. The combined effect of the changes in average balance and the increase in the net interest rate spread resulted in the $659,000 increase in net interest income for fiscal 2000.

         First Federal's Asset/Liability Committee ("ALCO") conducts a gap analysis in order to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. There can be no assurance, however, that such analysis will positively affect earnings.

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


                                                                      Year Ended September 30,
                                    ----------------------------------------------------------------------------------------------
                                              2001 vs. 2000               2000 vs. 1999                    1999 vs. 1998
                                           Increase (Decrease)          Increase (Decrease)              Increase (Decrease)
                                                 Due to                        Due to                          Due to
                                    ------------------------------  ------------------------------  ------------------------------
                                     Volume      Rate      Total     Volume      Rate      Total     Volume     Rate       Total
                                    --------   --------   --------  --------   --------   --------  --------   --------   --------
                                                                    (Dollar amounts in thousands)
Interest income:
     Investment securities          $   (167)  $    (20)  $   (187) $    346   $    204   $    550  $   (113)  $   (689)  $   (802)
     Loans receivable                   (542)      (294)      (836)      278        603        881       531       (343)       188
                                    --------   --------   --------  --------   --------   --------  --------   --------   --------
Total interest income                   (709)      (314)    (1,023)      624        807      1,431       418     (1,032)      (614)
                                    --------   --------   --------  ========   ========   ========  ========   ========   ========

Interest expense:
     NOW accounts                        (10)        (5)       (15)      (21)       (27)       (48)       23        (80)       (57)
     Money market demand                  (1)        --         (1)       (1)        (1)        (2)       (1)        (1)        (2)
     Passbook savings                    (15)        (8)       (23)      (33)       (20)       (53)       --        (35)       (35)
     CDs other than Jumbos              (158)       151         (7)     (555)       (52)      (607)     (222)       139        (83)
     Jumbos                               59        107        166       167         12        179        92         58        150
     Borrowed funds                     (213)       (61)      (274)    1,165        138      1,303        44       (215)      (171)
                                    --------   --------   --------  --------   --------   --------  --------   --------   --------
Total interest expense                  (338)       184       (154)     (722)        50        772       (64)      (134)      (198)
                                    --------   --------   --------  --------   --------   --------  --------   --------   --------
     Change in net interest income  $   (371)  $   (498)  $   (869) $    (98)  $    757   $    659  $    482   $   (898)  $   (416)
                                    ========   ========   ========  ========   ========   ========  ========   ========   ========

         INTEREST INCOME

         Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $10,892,000, $11,915,000 and $10,484,000 for the twelve months ended September 30, 2001, September 30, 2000 and September 30, 1999, respectively. Average interest earning assets decreased $9,269,000 (6.14%) during 2001, increased $8,682,000 (6.1%) during
2000 and increased $4,821,000 (3.5%) during 1999. The 2001 yield decreased primarily due to rates on mortgage loans and residential construction loans decreasing during the year, while the 2000 yield increased, primarily due to rates on residential construction loans increasing during the year, while the 1999 yield decreased due to a declining interest rate environment during that period. Interest and fees on loans were $8,506,000, $9,342,000 and $8,461,000 for the twelve months ended September 30, 2001, September 30, 2000, and September 30, 1999, respectively. The decrease in loans receivable in 2001 was due to a decreasing rate environment with customers refinancing higher rate mortgages. The increase in average loans receivable in 2000 and 1999 was largely due to increases in residential construction loans, home equity loans, as well as residential mortgage loans.

         Interest income on total investment securities, including those held to maturity and those available for sale, decreased $188,000 (7.3%) to $2,385,000 in 2001. The average balance outstanding of investment securities, including those held to maturity and those available for sale, decreased $2,373,000 (6.1%) to $36,519,000 in 2001, increased $4,212,000 (12.2%) to $38,891,000 in 2000, and decreased $1,930,000 (5.3%) to $34,679,000 in 1999. The yields on investment securities were 5.78% in 2001 and 6.26% in 2000. Interest income on total investment securities, including those held to maturity and those available for sale, increased $550,000 (27.2%) in 2000.

         INTEREST EXPENSE

         Total average interest-bearing liabilities were $136,000,000, $143,213,000 and $134,177,000 for fiscal years 2001, 2000 and 1999, respectively. Interest bearing liabilities decreased by $9,592,000 (6.6%) in 2001, increased by $9,036,000 (6.7%) in 2000, and decreased by $326,000 (0.24%)
in 1999. The rates paid on these liabilities increased by 16 basis points to 5.14% in 2001, increased 23 basis points to 4.98% in 2000, and decreased 13 basis points to 4.75% in 1999. Total interest expense was $6,984,000 for 2001, $7,139,000 for 2000, and $6,367,000 for 1999, which represent a decrease of $155,000 (2.2%), an increase of $772,000 (12.1%) and a decrease of $198,000
(3.02%) during 2001, 2000 and 1999, respectively. The decrease in 2001 was primarily the result of a decrease in interest-bearing liabilities, which was partially offset by an increase in interest rates. The increase in 2000 was primarily the result of an increase in interest-bearing liabilities. The decrease in 1999 resulted from a decrease in the cost of funds.

         Interest on deposits, the primary component of total interest expense, increased to $4,977,000 in 2001, while interest on deposits decreased to $4,858,000 in 2000 and decreased to $5,399,000 in 1999. The average balance of interest-bearing deposits decreased to $101,528,000 in 2001 from $105,088,000 in 2000 and from $115,533,000 in 1999.

         Interest expense on borrowed funds, including both short-term and other borrowed funds, was $2,007,000, $2,281,000 and $977,000 for fiscal 2001, 2000 and 1999, respectively. The decrease in 2001 was due to the repayment of FHLB advances with funds received from investments maturing and principal repayment of mortgage loans. The increase in 2000 was due to the replacement of certificates of deposit with FHLB Advances, as well as for the funding of additional investments. The decrease in 1999 was due to lower FHLB advance rates. The average balance of FHLB advances outstanding was $31,717,000 for 2001, $34,861,000 for 2000, and $17,596,000 for 1999. The average balance of borrowed funds outstanding was $34,471,000 for 2001, $38,125,000 for 2000, and $18,644,000 for 1999.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses is based on management's current assessment of the risk in the loan portfolio and is influenced primarily by the amount of recent loan losses. The provision for loan losses was $857,688, $5,572, and $587,690 for fiscal 2001, 2000 and 1999, respectively. The amount of the provision for loan losses for fiscal 2001 is primarily the result of an additional provision for a loan, which defaulted in the fourth quarter. The loan, in the principal amount of $657,000, was made to Vawter Properties and Resources, LP, an Alabama limited partnership whose general partner is Charles
R. Vawter, Jr., a former director of the Company and the Bank, and who also personally guaranteed the loan. Mr. Vawter resigned his position as director, vice-chairman of the Board and member of the Bank's loan committee on August 13, 2001. The total of the loan loss and the fourth-quarter expenses associated with this loan is $713,000, including the loss of principal and unpaid interest, as well as related legal and accounting expenses. The Bank has brought suit against Mr. Vawter, Vawter Properties and Resources, LP, and other related parties to recover the total amount of the loan loss and related expenses. See "Item 3 - Legal Proceedings."

         The amount of the provision for loan losses for fiscal 1999 was primarily the result of additional provisions for loan losses in the amount of $451,593. This provision for loan losses was attributable in significant part ($346,507) to certain loan quality problems observed in internal audits, and in other reviews by management, of the loan assets for First Federal's Western Division.

         First Federal's provision for loan losses also reflects management's current assessment of economic and other factors which management deems relevant to its risk analysis, including loan concentrations in particular markets, economic activity in particular markets, certain regulatory requirements regarding loan loss reserves and related safety and soundness issues, as well as management's view of the general economic outlook.

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

         Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures reduce the credit risks associated with this type of loan, and that its current provisions for loan losses in the construction loan portfolio (1%) is adequate in light of these policies and procedures. First Federal entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift. A significant portion of First Federal's residential construction loans were originated in Hoover, Alabama, a suburb of Birmingham and one of the most affluent areas of the state. Since acquiring the portfolio, First Federal has not suffered a significant loss on a residential construction loan.

         Charge-offs in the total loan portfolio, net of recoveries, averaged approximately, $6,000 from 1994 through 1997. In 1999, net charge-offs increased from approximately $85,000 to approximately $468,000, due in significant part, to the previously mentioned loan quality problems occurring in the Western Division of First Federal. There were no significant charge-offs in 2000. In 2001, a provision was made in the amount of $654,746, for the previously mentioned Vawter loan. Management also reserved approximately $200,000 on a commercial loan to a used automobile dealership. The loan to the dealership was originated in 1998 and the bank has classified the loan as doubtful. Management believes the allowances for loan losses at September 30, 2001 ($1,577,952) to be at an adequate level relative to the total loan portfolio and to non-performing loans, and in light of the other factors, which are relevant to the assessment of risks in the loan portfolio.

         Future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review First Federal's allowance for loan losses and may require First Federal to recognize additions to the allowance based upon and analysis of information available at the time of their review.

         OTHER INCOME

         Other income increased $212,000 (10.1%) in 2001, from $2,100,000 in
2000. Other income decreased $2,318,000 (52.5%) in 2000 from $4,418,000 in 1999.
The increase in 2001 was due to an increase in fee income from Pension and Benefit from $1,087,000 to $1,129,000 as well as an increase in the gain on the sale of mortgage loans and other income from $592,000 to $748,000. The decrease in 2000 was largely due to an increase of $2,279,000 in gain on sale of investment securities available for sale, which was primarily the result of selling FHLMC stock at a gain of approximately $2,265,000 in 1999.

         Service charges and other fees were $443,000, $440,000, and $502,000 in fiscal 2001, 2000, and 1999, respectively. The fluctuations are primarily due to changes in overdraft fees and NSF charges.

         Gain on sale of loans increased $82,000 (26.2%) in 2001, decreased $130,000 (29.5%) in 2000, and increased $203,000 (85.1%) in 1999. The increase in 2001 was primarily due to a decrease in mortgage loan rates, which resulted in more originations and sales of mortgage loans. The decrease in 2000 was primarily due to a decreased mortgage loan demand as a result of higher interest rates from the prior years of 1999 and 1998.

         OTHER EXPENSE

         Total other expense increased to $6,025,000 in 2001 from $5,299,000 in 2000. Other expense had increased in 1999 to $5,831,000. This represented an increase of $726,000 (13.7%) in 2001, a decrease of $532,000 (9.1%) in 2000 and an increase of $621,000 (11.9%) in 1999.

         Compensation and benefits totaled $3,118,000, $2,901,000, and $3,268,000 for 2001, 2000, and 1999, respectively. These levels reflect an increase of $217,000 (7.5%) in 2001, a decrease of $367,000 (11.2%) in 2000, and an increase of $140,000 (4%) in 1999. The increase in 2001 was primarily attributable to merit and cost of living raises and the cost of benefits associated with such increases. The decrease in 2000 is the result of streamlining operations and the reduction of employees through attrition. The increase in 1999 was also associated with merit and cost-of-living increases.

         Termination agreements expense was $560,000 in 2001 and zero in both 2000 and 1999, respectively. This expense is related to the settlement of certain legal actions with a former director and officer as well as other expense under the employment contract of the Company's President and Chairman of the Board of Directors who resigned. See "ITEM 3. LEGAL PROCEEDINGS" and "ITEM
10. EXECUTIVE COMPENSATION."

         INCOME TAX EXPENSE

         Income tax benefit for 2001 was $242,000 while income tax expense was $609,000 and $816,000 for fiscal years 2000 and 1999, respectively. These levels represent an effective tax rate on pre-tax earnings (losses) of 36% for the fiscal year ended September 30, 2001 and 38% for each of the fiscal years ended September 30, 2000 and September 30, 1999. For 2001, 2000, and 1999, First Federal's effective tax rate was slightly higher than the statutory rate due to state income taxes and differences between taxable income for financial reporting and income tax purposes.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge.

         On October 1, 2000, the Company adopted SFAS No. 133 as amended. Management assessed the impact of this Statement on the Company's consolidated financial position and results of operations; the impact was immaterial.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted SFAS No. 140 on April 1, 2001. Accordingly, disclosures pertaining to collateral have been properly included in the consolidated financial statements. Transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, have not been material.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether goodwill is impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the Statement. The new standard will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         The Company is required to adopt the provisions of SFAS No. 141 immediately. SFAS Nos. 142, 143 and 144 are required to be adopted October 1, 2002, with earlier application permitted. The impact of adopting these standards on the financial condition of the Company has not been determined at this time.

ASSET/LIABILITY MANAGEMENT

         INTEREST RATE SENSITIVITY

         An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, the bank's exposure to "interest rate risk," while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest earning assets ("ratio"). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. The ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal's balance sheet structure and its use of the market approach to pricing liabilities, First Federal's management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 2001, First Federal had a negative one-year cumulative ratio of (12.68%) and a five-year cumulative ratio of 6.89%, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 2000, First Federal had a negative one-year cumulative ratio of (16.46%) and a positive five-year cumulative ratio of 6.16%. During the declining interest environment of 2001, First Federal's interest rate spread decreased while during the rising interest rate environment of 2000 and 1999, First Federal's interest rate spread remained fairly constant. Consistent with a positive ratio during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced a decrease in its interest rate spread. Conversely, consistent with a negative ratio, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced an increase in its interest rate spread.

         There are other factors that may affect the interest rate sensitivity of First Federal's assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of the loan. First Federal's portfolio of one-to-four family residential mortgage loans included $30.0 million and $32.7 million (29.7% and 30.1% of First Federal's total loan portfolio) of adjustable rate loans at September 30, 2001 and September 30, 2000, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the "Asset and Liability Management Report" prepared by Farin & Associates (the Strategic Asset Liability Management) in order to assist First Federal in determining First Federal's gap and interest rate position. (In prior years ALCO utilized a similar report prepared by Morgan Keegan & Company, Inc.) Through use of the Farin & Associates analysis, ALCO analyzed the effect of an increase or decrease of up to 300 basis points on the market value of First Federal's portfolio equity ("MVPE") at September 30, 2001 and September 30, 2000. At a 300 basis point increase, First Federal's MVPE decreased approximately $5,628,000 and decreased $4,383,000 at September 30, 2001 and September 30, 2000, respectively, and, at a 300 basis point decrease, First Federal's MVPE increased approximately $7,290,000 and increased $5,772,000 at September 30, 2001 and September 30, 2000, respectively. Management determined that these changes in MVPE were acceptable.

         The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal as of September 30, 2001 and September 30, 2000. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

              [The remainder of this page intentionally left blank]

                          INTEREST RATE SENSITIVITY GAP

                                                                                At September 30, 2001
                                                     ------------------------------------------------------------------------------
                                                     One year           One to           Three to           Over
                                                      or less         three years       five years       five years          Total
                                                     --------         -----------       ----------       ----------        --------
                                                                                 (Dollars in thousands)
INTEREST-EARNING ASSETS:
  Mortgage loans                                     $ 50,888          $ 17,074          $ 10,341          $17,103         $ 95,406
  All other loans                                       4,103             2,012               565              206            6,886
  Collateralized mortgage
    obligations                                         2,075             1,932             1,727            7,752           13,486
  Mortgage-backed
    securities                                          2,337             2,359             1,564            2,518            8,778
  Other Investments(1)                                 13,742                --                --            2,574           16,316
                                                     --------          --------          --------          -------         --------

 Total interest-earning assets                       $ 73,145          $ 23,377          $ 14,197          $30,153         $140,872
                                                     ========          ========          ========          =======         ========

INTEREST-BEARING LIABILITIES:
    Deposits                                         $ 55,397          $ 25,618          $ 10,905          $ 3,645         $ 95,565
    Borrowed funds                                     35,605                --                --               --           35,605
                                                     --------          --------          --------          -------         --------

Total interest-bearing liabilities                   $ 91,002          $ 25,618          $ 10,905          $ 3,645         $131,170
                                                     ========          ========          ========          =======         ========

Interest sensitivity gap                             $(17,857)         $ (2,241)         $  3,292          $26,508         $  9,702

Cumulative interest sensitivity gap                  $(17,857)         $(20,098)         $(16,806)         $ 9,702

Ratio of cumulative interest sensitivity
gap to total interest earning assets                   (12.68)%          (14.27)%          (11.93)%           6.89%

Ratio of cumulative interest sensitivity
gap to total assets of $151,194                        (11.81)%          (13.29)%          (11.12)%           6.42%


                                                                                At September 30, 2000
                                                     ------------------------------------------------------------------------------
                                                     One year           One to           Three to           Over
                                                      or less         three years       five years       five years          Total
                                                     --------         -----------       ----------       ----------        --------
                                                                                 (Dollars in thousands)

INTEREST-EARNING ASSETS:
  Mortgage loans                                     $  59,551          $ 14,988         $11,204           $ 9,165         $ 94,908
  All other loans                                        2,488             4,807           4,617                --           11,912
  Collateralized mortgage
    obligations                                         13,602                --              --                --           13,602
  Mortgage-backed
    securities                                           1,823             1,973           1,752             4,548           10,096
   Other Investments(2)                                  4,138             3,000           6,148             6,732           20,018
                                                     ---------          --------         -------           -------         --------

 Total interest- earning assets                      $  81,602          $ 24,768         $23,721           $20,445         $150,536
                                                     =========          ========         =======           =======         ========

INTEREST-BEARING LIABILITIES:
    Deposits                                         $  67,486          $ 15,336         $ 3,320           $16,230         $102,372
    Borrowed funds                                      38,889                --              --                --           38,889
                                                     ---------          --------         -------           -------         --------

  Total interest-bearing liabilities                 $ 106,375          $ 15,336         $ 3,320           $16,230         $141,261
                                                     =========          ========         =======           =======         ========

Interest sensitivity gap                             $ (24,773)         $  9,432         $20,401           $ 4,215         $  9,275

Cumulative interest sensitivity gap                  $ (24,773)         $(15,341)        $ 5,060           $ 9,275

Ratio of cumulative interest sensitivity
gap to total interest earning assets                    (16.46)%          (10.19)%          3.36%             6.16%

Ratio of cumulative interest sensitivity
 gap  to total assets of $151,194                       (15.43)%           (9.56)%          3.15%             5.78%

---------------------
(1)      Includes investments in overnight deposits.
(2)      Includes investments in overnight deposits.

         The Farin & Associates analysis for 2001 and the preceding table were prepared based upon the contractual terms of the asset or liability and with the following assumptions regarding prepayment of loans, collateralized mortgage obligations ("CMOs") and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management's estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at approximately 8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 15% to 20%. The decay rates for money market demand accounts are assumed to be 47% for the first year and 40% for the second year. The decay rates for passbook accounts are assumed to be 22% for the first year and 22% thereafter and the decay rates for NOW accounts are assumed to be 23% for the first year and approximately 22% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal's portfolio contain conditions which restrict the periodic change in interest rates.

         INTEREST RATE RISK STRATEGY

         First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. First Federal's strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $32,652,000 at September 30, 2001 and $28,989,000 at September 30, 2000. First Federal also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal's interest rate risk exposure.

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

              [The remainder of this page intentionally left blank]

                   AVERAGE BALANCE, INTEREST, YIELDS AND RATES

                                                                               Year Ended September 30,
                                                 ---------------------------------------------------------------------------------
                                                                  2001                                       2000
                                                 --------------------------------------     --------------------------------------
                                                    Average                      Yield/        Average                      Yield/
                                                    Balance        Interest       Cost         Balance        Interest       Cost
                                                 ------------     -----------    ------     ------------     -----------    ------
INTEREST EARNING ASSETS:
     Interest earnings deposited
        in other financial institutions          $    916,802     $   276,257     30.13%    $  1,171,156     $   138,758
     Total investment securities                   36,518,896       2,109,156      5.78%      38,891,644       2,433,984      6.26%
     Loans receivable                             104,148,074       8,506,455      8.17%     110,789,666       9,342,440      8.43%
                                                 ------------     -----------    ------     ------------     -----------    ------
TOTAL INTEREST EARNING ASSETS                     141,583,772      10,891,868      7.69%     150,852,466      11,915,182      7.90%

   Allowance for loan losses                         (770,245)                                  (736,726)
   Cash and amounts due from
       depository institutions                      7,237,695                                  4,404,043
   Premises and equipment                           4,938,849                                  5,054,685
   Foreclosed real estate                             535,006                                    383,862
   Accrued interest receivable                        965,109                                  1,055,087
   Other assets                                     1,504,934                                  1,714,340
   Investments in Affiliates                            4,116                                     14,006
                                                 ------------                               ------------
 TOTAL ASSETS                                    $155,999,236                               $162,741,763
                                                 ============                               ============

INTEREST BEARING LIABILITIES:
   Deposits:
      NOW accounts                                  9,929,758         159,740      1.61%    $ 10,581,025     $   175,539      1.66%
      Money market demand                             144,497           1,992      1.38%         219,418           3,371      1.54%
      Statement savings                            11,650,760         216,553      1.86%      12,476,710         240,270      1.93%
      CDs, other than Jumbos                       72,197,589       4,044,144      5.60%      75,020,005       4,050,687      5.40%
      Jumbo certificates                            7,605,523         554,878      7.30%       6,790,810         388,441      5.72%
                                                 ------------     -----------    ------     ------------     -----------    ------
TOTAL INTEREST-BEARING DEPOSITS                   101,528,127       4,977,307      4.90%     105,087,968       4,858,308      4.62%
    Borrowed funds                                 34,471,370       2,006,896      5.82%      38,124,848       2,280,558      5.98%
                                                 ------------     -----------    ------     ------------     -----------    ------
TOTAL INTEREST-BEARING LIABILITIES                135,999,497       6,984,203      5.14%     143,212,816       7,138,866      4.98%
Non-interest bearing demand accounts                2,836,095                                  3,128,850
Advances by borrowers for property taxes              310,794                                    323,424
Accrued interest payable                            1,342,510                                  1,113,935
Income taxes payable                                  231,595                                    111,491
Accrued expenses and other liabilities                286,462                                    495,292
                                                 ------------                               ------------
   TOTAL LIABILITIES                              141,006,953                                148,385,808
Stockholders' equity                               14,992,283                                 14,355,955
                                                 ------------                               ------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $155,999,236                               $162,741,763
                                                 ============                               ============

Net interest income                                               $ 3,907,665                                $ 4,776,316
                                                                  ===========                                ===========
Interest rate spread                                                               2.56%                                      2.91%
Net yield on total interest earning assets                                         2.76%                                      3.17%
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                             104.11%                                    105.33%
                                                                                 ======                                     ======


                                                         Year Ended September 30,
                                                 --------------------------------------
                                                                  1999
                                                 --------------------------------------
                                                   Average                       Yield/
                                                   Balance         Interest       Cost
                                                 ------------     -----------    ------
INTEREST EARNING ASSETS:
     Interest earnings deposited
        in other financial institutions
     Total investment securities                 $ 34,679,305     $ 2,023,243      5.83%
     Loans receivable                             107,491,039       8,460,854      7.87%
                                                 ------------     -----------    ------
TOTAL INTEREST EARNING ASSETS                     142,170,344      10,484,097      7.37%

   Allowance for loan losses                         (648,011)
   Cash and amounts due from
       depository institutions                      5,831,483
   Premises and equipment                           5,091,035
   Foreclosed real estate                             497,565
   Accrued interest receivable                        957,191
   Other assets                                     1,781,940
      Investments in Affiliates                       138,089
                                                 ------------
 TOTAL ASSETS                                    $155,819,636
                                                 ============

INTEREST BEARING LIABILITIES:
   Deposits:
      NOW accounts                               $ 11,879,338     $   224,338      1.89%
          Money market demand                         297,113           5,471      1.84%
          Statement savings                        14,185,017         292,846      2.06%
          CDs, other than Jumbos                   85,308,830       4,657,951      5.46%
         Jumbo certificates                         3,862,585         208,938      5.41%
                                                 ------------     -----------    ------
TOTAL INTEREST-BEARING DEPOSITS                   115,532,883       5,389,544      4.66%
    Borrowed funds                                 18,644,068         977,279      5.24%
                                                 ------------     -----------    ------
TOTAL INTEREST-BEARING LIABILITIES                134,176,951       6,366,823      4.75%
Non-interest bearing demand accounts                3,266,569
Advances by borrowers for property taxes              322,996
Accrued interest payable                            1,042,165
Income taxes payable                                1,274,069
Accrued expenses and other liabilities                404,940
                                                 ------------
   TOTAL LIABILITIES                              140,487,690
Stockholders' equity                               15,331,946
                                                 ------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $155,819,636
                                                 ============

Net interest income                                               $ 4,117,275
                                                                  ===========
Interest rate spread                                                               2.63%
Net yield on total interest earning assets                                         2.90%
Average interest-earning assets to
   average total interest-bearing
   liabilities ratio                                                             105.96%
                                                                                 ======

FINANCIAL CONDITION

         INVESTMENT SECURITIES

         Investment securities held to maturity were $0, $0 and $29,000 at September 30, 2001, September 30, 2000 and September 30, 1999, respectively. The decrease of $29,000 in 2000 was the result of principal repayments and scheduled maturities. First Federal's portfolio of investment securities available for sale totaled $33,053,000 and $36,097,000 at September 30, 2001 and September 30, 2000, respectively.

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

         With First Federal's purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, First Federal revised its investment strategy, curtailing its purchases of CMOs and mortgage-backed securities and utilizing principal repayments on these securities to fund construction loans. Accordingly, First Federal did not purchase any CMOs or mortgage-backed securities from 1994 through 1997. However, as a result of First Federal's acquisition of Chilton County in October 1998, First Federal acquired approximately $466,000 in CMOs and $16,101,000 in mortgage-backed securities. In addition, as a result of the excess cash on hand from the Chilton County acquisition, First Federal purchased approximately $18,670,000 in mortgage-backed securities in 1998. During 1999, First Federal purchased approximately $10,500,000 of FNMA and FHLMC adjustable rate CMO's that reprice to LIBOR on a monthly basis. These CMO's were funded by FHLB advances that also reprice each month to LIBOR. This investment arbitrage is projected to produce a positive interest rate spread of approximately 1%.

         Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 2001, 2000 and 1999 were $1,774,867, $1,938,438 and $17,884,113, respectively. As of September 30, 2001, First Federal had an investment in U.S. Government agencies of $9,590,000 compared to $8,901,000 as of September 30, 2000. At September 30, 2001, First Federal had investments of approximately $3,071,000 in equity securities such as FHLB stock, other Common Stock and mutual funds. FHLMC stock was sold in the last quarter of 1999 at a pre-tax gain of approximately $2,265,000. The proceeds were reinvested in U.S. Government agencies which resulted in higher investment yields.

              [The remainder of this page intentionally left blank]

         The following table indicates the amortized cost of the portfolio of investment securities held to maturity at September 30, 2001, September 30, 2000 and September 30, 1999:

                                                                                Amortized Cost
                                                                    -------------------------------------
                                                                      2001           2000           1999
                                                                    -------        -------        -------
                                                                               (in thousands)
Investments Securities HTM:
   U.S. Government Agency                                           $    --        $    --        $    --
   Mortgage-backed securities                                            --             --             29
   Collateralized mortgage obligations                                   --             --             --
   Other investments                                                     --             --             --
                                                                    -------        -------        -------

          Total Investment Securities Held to Maturity              $    --        $    --        $    29
                                                                    =======        =======        =======

         The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 2001, 2000 and 1999:

                                                                              Total Fair Value
                                                                    -------------------------------------
                                                                      2001           2000           1999
                                                                    -------        -------        -------
                                                                               (in thousands)
Investment Securities AFS:
   U.S. Government Agency                                           $ 9,590        $ 8,901        $ 8,915
   Mortgage-backed securities                                         9,127         10,096         11,979
   Collateralized mortgage obligations                               13,495         13,602         13,232
   Other investments                                                    841          3,498          3,790
                                                                    -------        -------        -------

          Total Investment Securities Available for Sale            $33,053        $36,097        $37,916
                                                                    =======        =======        =======

         At September 30, 2001, First Federal owned CMOs totaling $13,495,000. These securities were all backed by federal agency guaranteed mortgages except for two issues, in the aggregate amount of $27,000, which are privately issued mortgage pass-through certificates. All CMO's presently owned are variable rate instruments.

         The mortgage-backed securities portfolio, totaling $9,127,000 at September 30, 2001, consists of fixed rate mortgages in the amount of $8,376,000 and ARMs in the amount of $751,000. At the time of purchase, First Federal looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

              [The remainder of this page intentionally left blank]

         The following tables present the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 2001:

                                                                           Maturities of
                                                                       Investment Securities
                                                        ---------------------------------------------------
                                                                    After one     After five
                                                         Within      through        through         After
                                                        one year    five years     ten years      ten years
                                                        --------    ----------    ----------      ---------
                                                                            (In thousands)
U.S. Government agencies, excluding
    mortgage-backed securities                            $514        $2,381        $ 3,363        $    --
U.S. Government agencies - Callable bonds                   --           214          3,118             --
Mortgage-backed securities                                  --           869          5,527          2,732
Collateralized mortgage obligations                         --            --          2,295         11,199
                                                          ----        ------        -------        -------

      Total Investment Securities
           Available for Sale                             $514        $3,464        $14,303        $13,931
                                                          ====        ======        =======        =======


                                                                      Weighted Average Yields
                                                                   (Taxable-equivalent basis)(1)
                                                        ---------------------------------------------------
                                                                    After one     After five
                                                         Within      through        through         After
                                                        one year    five years     ten years      ten years
                                                        --------    ----------    ----------      ---------
                                                                            (In thousands)
U.S. Government agencies, excluding
   mortgage-backed securities                             5.687%       6.038%         6.729%            --
U.S. Government agencies - Callable bonds                   --         6.800%         5.765%            --
Mortgage-backed securities                                  --         6.496%         6.069%         7.227%
Collateralized mortgage obligations                         --            --          5.283%         4.432%

      Total Weighted Average Yield                        5.687%       6.200%         6.032%         4.980%

-------------------
(1)      None of First Federal's investment securities are tax exempt.

              [The remainder of this page intentionally left blank]

         The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayment rates and normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of First Federal's CMOs and mortgage-backed securities at September 30, 2001.

         PRINCIPAL PAYMENTS EXPECTED DURING THE YEAR ENDED SEPTEMBER 30,
                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Weighted
                                                                                                   Amortized      Fair     Average
                                 2002        2003        2004       2005      2006    Thereafter     Cost         Value     Yield
                                ------      ------      ------      ----      ----    ----------   ---------    --------  --------
Collateralized mortgage
   obligations                  $5,751      $2,498      $1,238      $629      $448      $3,131      $13,485      $13,494      4.57%

Mortgage-backed securities       1,898       1,202         958       495       381       4,097        8,776        9,128      6.70%

Agencies                         3,960         194       2,000        --        --          --        6,065        6,258      5.97%

Agencies - Callable bonds           --       3,332          --        --        --          --        3,194        3,332      5.83%

LOANS

         Total loans of $101,135,000 at September 30, 2001 reflected a decrease of $7,219,000 (6.7%) compared to September 30, 2000. Total loans of $108,354,000 at September 30, 2000 reflected an increase of 1.9% from total loans of $106,312,000 at September 30, 1999. The increase from fiscal 1999 to fiscal 2000 was due to the loans generated in the normal course of business. First Federal has experienced strong loan demand in its one-to-four family construction loan portfolio since First Federal's purchase of the construction loan portfolio of Chilton County, and the opening of a loan production office in 1994.

         One-to-four family real estate mortgage loans decreased $7,042,000 (10.7%) from September 30, 1999 to September 30, 2000, and decreased $7,512,000 (12.8%) from September 30, 2000 to September 30, 2001. First Federal aggressively pursues real estate mortgage loans within its own market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all fixed rate residential mortgage loans. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $19,731,000, $15,092,000 and $23,424,000 for the years ended
September 30, 2001, 2000 and 1999, respectively. Had First Federal not sold residential mortgage loans over the past several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by a lesser margin) than the percentage indicated above. The declining interest rate market for much of 2001 resulted in an increase in volume of loans sold during the period over fiscal year 2000 during a rising interest rate environment. The following table presents the composition of the loan portfolio for each of the past five years:

                                                                       Loan Portfolio Composition
                                                                            At September 30,
                                          -------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                                   2001                           2000                           1999
                                          -----------------------        -----------------------        -----------------------
                                                         Percent                        Percent                        Percent
                                           Amount        of Total         Amount        of Total         Amount        of Total
                                          --------       --------        --------       --------        --------       --------
Real estate mortgage loans:
    One-to four family                    $ 51,083         50.51%        $ 58,595         54.08%        $ 65,637         61.74%
    Multi-family and
       commercial                           14,205         14.05%          13,790         12.73%           8,330          7.84%
   Construction loans                       25,378         25.09%          24,381         22.50%          17,510         16.47%
Savings account loans                        1,144          1.13%           1,097          1.01%           1,267          1.19%
Installment loans                            3,507          3.47%           4,089          3.77%           5,616          5.28%
Second mortgage loans                        7,593          7.51%           7,334          6.77%           9,046          8.51%
                                          --------                       --------                       --------

        Total loans                        102,910                        109,286                        107,406

Less:
    Loans in process                            (8)         (.01)%            (39)         (.03)%             --           .00%
    Discounts and other, net                  (189)         (.19)%           (192)         (.18)%           (242)         (.23)%
    Allowance for loan losses               (1,578)        (1.56)%           (701)         (.65)%           (852)         (.80)%
                                          --------        ------         --------        ------         --------        ------

        Total loans, net                  $101,135        100.00%        $108,354        100.00%        $106,312        100.00%
                                          ========        ======         ========        ======         ========        ======


                                                        Loan Portfolio Composition
                                                             At September 30,
                                          ------------------------------------------------------
                                                          (Dollars in thousands)
                                                   1998                           1997
                                          -----------------------        -----------------------
                                                         Percent                        Percent
                                           Amount        of Total         Amount        of Total
                                          --------       --------        --------       --------
Real estate mortgage loans:
    One-to four family                    $ 73,239         70.02%        $ 52,855         73.74%
    Multi-family and
       commercial                            1,837          1.76%             390           .54%
   Construction loans                       14,731         14.09%          16,102         22.46%
Savings account loans                        1,988          1.90%             826          1.15%
Installment loans                            7,593          7.26%           2,044          2.85%
Second mortgage loans                        6,216          5.94%              --            --
                                          --------                       --------

        Total loans                        105,604                         72,217

Less:
    Loans in process                            --           .00%              --           .00)%
    Discounts and other, net                  (282)         (.27)%           (251)         (.35)%
    Allowance for loan losses                 (732)         (.70)%           (284)         (.40)%
                                          --------        ------         --------        ------

        Total loans, net                  $104,590        100.00%        $ 71,682        100.00%
                                          ========        ======         ========        ======

         The following table shows the maturity of First Federal's loan portfolio at September 30, 2001, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 2001. The table below does not include an estimate of prepayments, the occurrence of which would significantly shorten the average life of all mortgage loans and cause First Federal's actual repayment to differ from that shown below.

                                                                          Loan Maturities
                                    ------------------------------------------------------------------------------------------------
                                          Due during the year
                                             ending Sept 30,
                                    -------------------------------
                                                                       Due after   Due after     Due After    Due After
                                      2002        2003        2004     3-5 years   5-10 years   10-15 years   15 years       Total
                                    -------      ------      ------    --------    ---------    -----------   ---------     --------
                                                                        (Dollars in thousands)
Real estate mortgage loans          $   481      $  526      $  871      $1,808      $11,299      $16,564      $18,694      $ 50,243
Construction loans(1)                24,563         306         290          --           --           --          219        25,378
Business loans                          979         855         550         657        2,304        2,378        2,855        10,578
All other loans                       6,102       2,042       1,568       2,558        2,157          509       14,936
                                    -------      ------      ------      ------      -------      -------      -------      --------
     Total                          $32,125      $3,729      $3,279      $5,023      $15,760      $19,451      $21,768      $101,135
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

         The following tables set forth, at September 30, 2001 and September 30, 2000, the dollar amount of loans due after September 30, 2001 and September 30, 2000, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

                                                              September 30, 2001
                                                  --------------------------------------------
                                                   Fixed         Floating or
                                                   Rates       Adjustable Rate        Total
                                                  -------      ---------------     -----------
Real estate mortgage loans                        $28,266          $29,987          $ 58,253
Commercial loans                                    4,916            5,654            10,570
Construction loans                                 25,378                0            25,378
Savings and installments loans                      6,935                0             6,935
                                                  -------          -------          --------

   Total                                          $65,495          $35,641          $101,136
                                                  =======          =======          ========


                                                              September 30, 2000
                                                  --------------------------------------------
                                                   Fixed         Floating or
                                                   Rates       Adjustable Rate        Total
                                                  -------      ---------------     -----------
Real estate mortgage loans                        $33,913          $32,667          $ 66,580
Commercial loans                                    4,694            5,208             9,902
Construction loans                                 24,381                0            24,381
Savings and installments loans                      7,491                0             7,491
                                                  -------          -------          --------

   Total                                          $70,479          $37,875          $108,354
                                                  =======          =======          ========

         The following table sets forth First Federal's loan originations, sales and principal repayments for the periods indicated.

                                                            Year ended September 30,
                                                  ------------------------------------------
                                                    2001             2000             1999
                                                  -------          -------          --------
                                                                (In thousands)
Loan Originations:
    Real estate mortgage loans                    $67,995          $68,671          $ 76,383
    All other loans                                 4,407            5,457             7,012
                                                  -------          -------          --------
        Total                                     $72,402          $74,128          $ 83,395
                                                  =======          =======          ========
Portfolio Loan Purchases:
    Real estate mortgage loans                    $     0          $     0          $      0
                                                  =======          =======          ========
Portfolio Loan Sales Proceeds:
    Real estate mortgage loans                    $19,731          $15,092          $ 23,424
                                                  =======          =======          ========
Principal Repayments:
    Real estate mortgage loans                    $54,071           51,636            49,190
     All other loans                                4,964            6,821            10,429
                                                  -------          -------          --------
     Total                                        $59,035          $58,457          $ 59,619
                                                  =======          =======          ========

         ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

         The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a non-accrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. Generally, when a loan is placed on a non-accrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Interest income on a non-accrual loan is recognized only on a cash basis. See "--Non-performing Assets."

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

         At September 30, 2001, September 30, 2000 and September 30, 1999, loans accounted for on a non-accrual basis were approximately $742,000, $1,064,000 and $1,214,000, respectively, or 0.7%, 0.9% and 1.1% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $0 at September 30, 2001, September 30, 2000 and September 30, 1999.

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

         First Federal began construction lending activities in March of 1994. As of September 30, 2001, First Federal has not experienced any significant losses on the construction loan portfolio. Due to the concentration of these loans, a default by certain construction loan borrowers, or other financial difficulty, could result in a significant addition to the allowance for loan losses.

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

         Management believes that the $1,578,000 allowance for loan losses, at September 30, 2001, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal's loan portfolio. At September 30, 2001, $250,000 of the allowance for loan losses was reserved for possible losses on construction real estate loans, $380,000 was reserved for possible losses on other real estate mortgage loans, $655,000 was reserved for a loan made to Vawter Properties & Resources, LLP (see additional discussion of this in "ITEM
3. LEGAL PROCEEDINGS" and in "Results of Operations - Provision for Loan Losses"), and the remaining $293,000 was reserved for all other loan classifications.

         The following table summarizes the levels of the allowance for loan losses at the end of the last five years:

                                                                            Year Ended September 30,
                                                     ----------------------------------------------------------------------------
                                                       2001              2000             1999             1998             1997
                                                     --------          --------         --------         --------         -------
                                                                         (Dollar amounts in thousands)
Balance at beginning of period                       $    701          $    852         $    732         $    284         $   251
                                                     --------          --------         --------         --------         -------

Clanton balance at acquisition                              0                 0                0              488               0
Charge-offs:
   Real estate                                             --                54              216               16              --
   Installment                                             49               138              290               82               4
                                                     --------          --------         --------         --------         -------
      Total charge-offs                                    49               192              506               98               4
                                                     --------          --------         --------         --------         -------

Recoveries:
   Real estate mortgage                                    --                --               --                4              --
   Installment                                             68                35               38               39               1
                                                     --------          --------         --------         --------         -------
      Total recoveries                                     68                35               38               13               1
                                                     --------          --------         --------         --------         -------

Net loans (recovered) charged off                         (19)              157              468               85               3
Provisions for loan losses                                858                 6              588               45              36
                                                     --------          --------         --------         --------         -------

Balance at end of period                             $  1,578          $    701         $    852         $    732         $   284
                                                     ========          ========         ========         ========         =======

Ratio of net charge-offs to total loans
   outstanding, net of unearned income                   (.02)%            0.14%            0.44%            0.08%           0.00%
                                                     ========          ========         ========         ========         =======

Ratio of allowance for loan losses
   to loans outstanding, net of
   unearned income                                       1.56              0.65%            0.80%            0.70%           0.39%
                                                     ========          ========         ========         ========         =======

Total Loans Outstanding                              $101,135          $108,354         $106,312         $104,590         $71,967

         As indicated in the above table, First Federal substantially increased its loan loss allowance in fiscal 2001 and 1998 from the levels of the preceding years. The increase in 1998 was primarily due to the acquisition of Chilton County, and the increase in 2001 was due primarily to the Vawter Properties & Resources, LLP loan as discussed above.

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

                                                                               At September 30,
                                                ------------------------------------------------------------------------------
                                                          2001                       2000                       1999
                                                ------------------------    -----------------------    -----------------------
                                                           Percent of                 Percent of                 Percent of
                                                          loans in each              loans in each              loans in each
                                                            category                   category                   category
                                                Amount    to total loans    Amount   to total loans    Amount   to total loans
                                                ------    --------------    ------   --------------    ------   --------------
                                                               (Dollar amounts in thousands)
Real estate mortgage loans                      $  630         39.92%        $584         83.31%        $513         60.21%

All other loans                                    948         60.08%         117         16.69%         339         39.79%
                                                ------        ------         ----        ------         ----        ------

Total allowance for loan losses                 $1,578        100.00%        $701        100.00%        $852        100.00%
                                                ======        ======         ====        ======         ====        ======

         At September 30, 2001 and 2000, the total recorded investment in impaired loans was approximately $648,000 and $4,000, respectively. The average recorded investment in impaired loans amounted to approximately $54,000 and $5,000 for the years ended September 30, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans was approximately $648,000 and $4,000 for fiscal years 2001 and 2000, respectively. Interest income on impaired loans of approximately $0 and $400 was booked in 2001 and 2000, respectively. Loans impaired at September 30, 1999 were $75,000.

         NON-PERFORMING ASSETS

         First Federal has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. First Federal monitors its delinquency levels for any adverse trends. Non-performing assets consist of loans on non-accrual status, accruing loans which are past due 90 days or more, and foreclosed real estate.

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

         Non-performing assets were $1,000,000, $1,240,000 and $1,782,000, at
September 30, 2001, September 30, 2000 and September 30, 1999, respectively. As a percentage of total loans, non-performing assets continue to be at levels which management considers to be acceptable and commensurate with First Federal's conservative lending policies.

         An analysis of the components of non-performing assets at September 30, 2001, September 30, 2000 and September 30, 1999 is presented in the following table:

                                                                                     At September 30,
                                                                      ----------------------------------------------
                                                                        2001               2000               1999
                                                                      --------           --------           --------
                                                                                   (Dollar amounts in thousands)
Loans accounted for on a non-accrual basis:
   Real estate mortgage loans                                         $    735           $  1,039           $  1,089
   All other loans                                                           7                 25                125
                                                                      --------           --------           --------
      Total                                                                742              1,064              1,214
                                                                      --------           --------           --------

Accruing loans which are past due 90 days or more:
   Real estate mortgage loans                                               --                 --                 --
   All other loans                                                          --                 --                 --
                                                                      --------           --------           --------
      Total                                                                 --                 --                 --
                                                                      --------           --------           --------

Total of non-accrual and 90 days past due loans                            742              1,064              1,214

Foreclosed real estate (net of related loss provisions)                    258                176                568
                                                                      --------           --------           --------

   Total non-performing assets                                        $  1,000           $  1,240           $  1,782
                                                                      ========           ========           ========

Non-accrual and 90 days past due loans as a
   percent of total loans                                                  .73%               .98%              1.14%
                                                                      ========           ========           ========

Non-performing assets as a percent of total loans                          .99%              1.14%              1.68%
                                                                      ========           ========           ========

   Total loans outstanding                                            $101,135           $108,354           $106,312
                                                                      ========           ========           ========

         Management regularly reviews and monitors the loan portfolio in an effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

         DEPOSITS

         Total deposits decreased in fiscal 2001 by $6,307,000 (6.0%) to $99,056,000 and decreased in fiscal 2000 by $9,359,000 (8.1%) to $105,363,000.
In fiscal 1999, total deposits decreased 7.4% from $123,883,000 to $114,722,000. Non-interest-bearing demand deposits were $3,349,000, $2,991,000 and $3,838,000, while total interest-bearing deposits were $95,706,000, $102,371,000 and $110,883,000, at September 30, 2001, September 30, 2000, and September 30, 1999,
respectively.

         First Federal's deposit mix at September 30, 2001 changed compared to September 30, 2000. NOW accounts decreased $239,000 (2.5%), while money market demand accounts decreased $225,000 (35.6%). Certificates of deposit other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates ("Jumbos"), decreased $4,327,000 (6.0%). Non-interest-bearing demand deposits increased $358,000 (12.0%). During 2001, certificates of deposit, excluding Jumbos, comprised approximately 67.9% of total deposits while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 24.6% of First Federal's total deposits. Jumbos comprised 7.4% of total deposits at September 30, 2001.

         The composition of total deposits for the last three fiscal years is presented in the following table:

                                                                         September 30,
                                         -----------------------------------------------------------------------------
                                                 2001                       2000                       1999
                                         ----------------------    ------------------------    -----------------------
                                                       Percent                     Percent                    Percent
                                                       change                      change                     change
                                                     from prior                  from prior                 from prior
                                          Amount      year-end      Amount        year-end      Amount       year-end
                                         --------    ----------    --------      ----------    ---------    ----------
Non-interest bearing
    demand deposits                      $  3,349       11.97%     $  2,991      (22.07)%      $   3,838      11.70%
Interest bearing deposits:
   NOW accounts                             9,490       (2.46)%       9,729      (19.79)%         12,129       6.83%
   Money market demand                        407      (35.60)%         632        9.53%             577      78.09%
   Passbook savings                        11,158       (5.39)%      11,794      (12.12)%         13,420      (9.13)%
   CDs other than Jumbos                   67,265       (6.05)%      71,592      (11.01)%         80,448     (11.30)%
   Jumbos                                   7,387      (14.34)%       8,624      100.14%           4,309      30.50%
                                         --------                  --------                    ---------
      Total interest bearing deposits      95,707       (6.51)%     102,371       (7.68)%        110,883      (7.94)%
                                         --------                  --------                    ---------
Total deposits                           $ 99,056       (5.99)%    $105,363       (8.16)%      $ 114,722      (7.39)%
                                         ========                  ========                    =========



              [The remainder of this page intentionally left blank]

         The following tables set forth the distribution of First Federal's deposit accounts at the dates indicated and the nominal interest rates offered on each category of deposits at September 30, 2001 and September 30, 2000, based on actual balances:


                                                                  At September 30, 2001
                            -----------------------------------------------------------------------------------------------
                                                                                                                 Percentage
 Interest                                                                                                         of Total
   Rate         Term                    Category                               Minimum           Balance          Balances
 --------       ----                    --------                              ---------          --------        ----------
                                        (In thousands except minimum balance)
   0.00%        None        Non-interest bearing demand                       $      50          $  3,349            3.38%
   1.50%        None        NOW accounts                                            250             9,385            9.48%
   1.50%        None        Non-profit                                              100               105             .11%
   1.50%        None        Money market checking                                    50               407             .41%
   1.80%        None        Statement savings                                        50            11,158           11.26%
   3.00%      3 months      Fixed-term fixed rate certificate                       250               377             .38%
   3.50%      6 months      Fixed-term fixed rate certificate                       250            10,966           11.07%
   3.75%      12 months     Fixed-term fixed rate certificate                       250            17,227           17.39%
   4.00%      18 months     Fixed-term fixed rate certificate                       250             5,650            5.70%
   4.00%         IRA        Fixed-term fixed rate certificate                       250            14,777           14.92%
   4.25%      30 months     Fixed-term fixed rate certificate                       250            14,702           14.84%
   4.50%       4 year       Fixed-term fixed rate certificate                     1,500               731             .74%
   4.75%       5 year       Fixed-term fixed rate certificate                     1,500             2,835            2.86%
   7.00%        Jumbo       Fixed-term fixed rate certificate                   100,000             7,387            7.46%
                                                                                                 --------          ------
                                                                                                 $ 99,056          100.00%
                                                                                                 ========          ======


                                                               At September 30, 2000
                            -----------------------------------------------------------------------------------------------
                                                                                                                 Percentage
 Interest                                                                                                         of Total
   Rate         Term                    Category                              Minimum            Balance          Balances
 --------       ----                    --------                             -- -------         ---------        ---------
                                        (In thousands except minimum balance)
   0.00%        None        Non-interest bearing demand                      $       50         $   2,991            2.84%
   1.50%        None        NOW accounts                                            250             9,528            9.04%
   1.50%        None        Non-profit                                              100               201            0.19%
   2.53%        None        Money market checking                                    50               632            0.60%
   1.93%        None        Statement savings                                        50            11,794           11.19%
   4.50%      3 months      Fixed-term fixed rate certificate                       250               400            0.38%
   5.50%      6 months      Fixed-term fixed rate certificate                       250            11,422           10.84%
   6.00%      12 months     Fixed-term fixed rate certificate                       250            19,433           18.44%
   6.25%      18 months     Fixed-term fixed rate certificate                       250             6,172            5.86%
   6.50%         IRA        Fixed-term fixed rate certificate                       250            15,685           14.89%
   6.25%      30 months     Fixed-term fixed rate certificate                       250            15,277           14.50%
   5.00%       1 month      Fixed-term fixed rate certificate                     1,000                26            0.02%
   6.50%       4 year       Fixed-term fixed rate certificate                     1,500               918            0.87%
   6.75%       5 year       Fixed-term fixed rate certificate                     1,500             2,260            2.14%
   7.00%        Jumbo       Fixed-term fixed rate certificate                   100,000             8,624            8.19%
                                                                                                ---------          ------
                                                                                                $ 105,363          100.00%
                                                                                                =========          ======

         Information about the average balances of interest-bearing demand deposits and time deposits for the periods indicated based upon average balances is provided below:


                                                              Year ended September 30,
                             ----------------------------------------------------------------------------------------------
                                        2001                             2000                             1999
                             ----------------------------    ----------------------------     -----------------------------
                                                            (Dollar amounts in thousands)

                             Interest bearing      Time      Interest bearing      Time       Interest bearing       Time
                              demand deposits    deposits     demand deposits    deposits      demand deposits     deposits
                             ----------------    --------    ----------------    --------     ----------------     ---------
         Average balance          $ 21,725       $ 79,803       $ 23,277         $ 81,811         $ 26,361         $ 89,172

         Average rate                 1.83%          5.34%          1.80%            5.76%            1.81%           5.23%


         The following table presents changes in deposits for the periods indicated:

                                                                           Year ended September 30,
                                                            ------------------------------------------------------
                                                               2001          2000           1999           1998
                                                            ---------      ---------      ---------      ---------
                                                                            (Dollars in thousands)
         Opening balance                                    $ 105,363      $ 114,722      $ 123,884      $  60,552
         Deposits acquired in Chilton County Acquisition           --             --             --         64,608
         Net deposits (withdrawals)                            (9,864)       (12,623)       (13,168)        (4,331)
         Interest credited on deposits                          3,557          3,264          4,006          3,055
                                                            ---------      ---------      ---------      ---------
         Ending balance                                     $  99,056      $ 105,363      $ 114,722      $ 123,884
                                                            =========      =========      =========      =========

         Total decrease (increase) in deposits              $  (6,307)     $  (9,359)     $  (9,162)     $  63,332
                                                            =========      =========      =========      =========

         Percentage decrease (increase)                         (5.99)%        (8.16)%        (7.40)%       104.59%
                                                            =========      =========      =========      =========


         The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

                                         Year ended September 30,
                                  --------------------------------------
         Interest Rate              2001           2000           1999
         -------------            --------       --------      ---------
                                         (Dollars in thousands)
         3.00.-3.99%              $  7,077       $    373      $     399
         4.00-4.99%                 25,368          9,489         35,608
         5.00.-5.99%                 9,623         34,239         33,660
         6.00-6.99%                 22,998         24,581         13,964
         7.00.-7.99%                 9,585         11,535          1,126
                                  --------       --------      ---------

               Total              $ 74,651       $ 80,217      $  84,757
                                  ========       ========      =========

         There were no certificates of deposit bearing an interest rate less than 3% at September 30, 2001. At September 30, 2001, First Federal had outstanding approximately $74.7 million in certificate accounts that mature as follows:

                                                                         Amount due
                           ----------------------------------------------------------------------------------------------------
                                                           Two to
                            Less than      One to          three         Three to       Four to
                            one year      two years        years        four years     five years     Thereafter       Total
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------
                                                                     (In thousands)
         Interest Rate
         3.00-3.99%        $    7,077     $       --     $       --     $       --     $       --     $       --     $    7,077
         4.00-4.99%            15,297          8,175          1,865             25              5             --         25,367
         5.00.-5.99%            7,566          1,343            236             12            467             --          9,624
         6.00-6.99%            15,113          4,845             80          2,698            262             --         22,998
         7.00.-7.99%            3,977          1,775             38          3,325            470             --          9,585
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------
              Total        $   49,030     $   16,138     $    2,219     $    6,060     $    1,204     $       --     $   74,651
                           ==========     ==========     ==========     ==========     ==========     ==========     ==========


         Certificates of deposit, other than Jumbos, mature as follows as of September 30, 2001:

                                                                Amount due
                           -------------------------------------------------------------------------------------
                                                          Two to
                            Less than       One to         three         Three to       Four to
                            one year      two years        years        four years     five years       Total
                           ----------     ----------     ----------     ----------     ----------     ----------
         Interest Rate                                   (Dollars in thousands)
         3.00-3.99%        $    6,969     $       --     $       --     $       --     $       --     $    6,969
         4.00-4.99%            14,697          8,175          1,865             25              5         24,767
         5.00.-5.99%            7,359          1,343            236             12            467          9,417
         6.00-6.99%            14,913          4,845             80            256            262         20,356
         7.00.-7.99%            2,846          1,542             39          1,112            216          5,755
                           ----------     ----------     ----------     ----------     ----------     ----------
              Total        $   46,784     $   15,905     $    2,220     $    1,405     $      950     $   67,264
                           ==========     ==========     ==========     ==========     ==========     ==========


         Jumbos mature as follows as of September 30, 2001:

                                                                Amount due
                           -------------------------------------------------------------------------------------
                                                           Two to
                            Less than      One to          three         Three to       Four to
                            one year      two years        years        four years     five years       Total
                           ----------     ----------     ----------     ----------     ----------     ----------
         Interest Rate                                    (Dollars in thousands)
         3.00-3.99%        $      108     $       --     $       --     $       --     $       --     $      108
         4.00-4.99%               600             --             --             --             --            600
         5.00.-5.99%              207             --             --             --             --            207
         6.00-6.99%               200             --             --          2,442             --          2,642
         7.00.-7.99%            1,131            233             --          2,213            253          3,830
                           ----------     ----------     ----------     ----------     ----------     ----------

              Total        $    2,246     $      233     $       --     $    4,655     $      253     $    7,387
                           ==========     ==========     ==========     ==========     ==========     ==========

         The following table presents the maturities of certificates of deposit as of September 30, 2001, September 30, 2000 and September 30, 1999:

                                                              Maturities of Time Deposits
                                                                     September 30,
                                                          ------------------------------------
                                                            2001          2000          1999
                                                          --------      --------      --------
                                                                      (In thousands)
         Three months or less                             $ 12,281      $ 15,541      $ 17,476
         After three within six months                      15,765        18,979        23,768
         After six within twelve months                     20,984        27,015        24,517
         One year to two years                              16,138        11,418        15,262
         Two years to three years                            2,219         3,943         2,875
         Three years to four years                           6,060           389           594
          Four years to five years                           1,204         2,932           265
                                                          --------      --------      --------
             Total                                        $ 74,651      $ 80,217      $ 84,757
                                                          ========      ========      ========

         Weighted average rate on all certificates of
             deposit at period-end                            5.34%         5.76%         5.23%
                                                          ========      ========      ========


SHORT-TERM BORROWINGS

         First Federal has a line of credit of up to $4,000,000 which bears interest at the prime lending rate. The line of credit requires monthly interest payments and a payment of the outstanding balance on an annual basis, in March of each year. However, the line of credit can be automatically-renewed for an additional one year period. The prime lending rate was 6.0% at September 30, 2001, and the outstanding balance on the line of credit was $3,355,000.

         Borrowings also include borrowings from the FHLB of Atlanta (See "-- Liquidity"). The balances outstanding at September 30, 2001, and September 30, 2000 were $32,250,000 and $35,844,000, respectively. These balances included advances with both fixed and variable interest rates, which averaged 4.43% and 6.34% at September 30, 2001 and September 30, 2000, respectively.

CAPITAL RESOURCES

         STOCKHOLDERS' EQUITY

         SouthFirst's consolidated stockholders' equity was $14,282,000 and $14,925,000 at September 30, 2001 and September 30, 2000, respectively. The 2001 decrease was primarily due to net loss from operations in the amount of $422,000 and the purchase of treasury stock in the amount of $508,000, which were partially offset by the change in accumulated other comprehensive income of $850,000 resulting from the increase in unrealized holding gains on available, for-sale securities.

         During 2001, cash dividends of $554,051, or $0.60 per share, were declared on SouthFirst Common Stock. During 2000, cash dividends of $557,446, or $0.60 per share, were declared. During 1999, cash dividends of $571,846, or $0.60 per share, were declared. Management believes that a strong capital position is vital to the continued profitability of First Federal and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution.

         Certain financial ratios for SouthFirst as of the end of the most recent three fiscal years are presented in the following table:

                                                                                  Equity and Asset Ratios
                                                                     ---------------------------------------------------
                                                                                         September 30,
                                                                                         -------------
                                                                        2001                 2000                1999
                                                                     -----------          -----------         ----------
         Return on average assets                                          (0.27)%               0.59%               0.83%
         Return on average stockholder's equity                            (2.82)%               6.70%               8.48%
         Common dividend payout ratio                                        N/A                57.98%              43.99%
         Average stockholders' equity to average assets ratio               9.61%                8.82%               9.84%

         Net Income (Loss)                                              (422,093)             961,492           1,299,999
         Average Assets                                              155,999,236          162,741,763         155,819,636
         Average Equity                                               14,992,282           14,355,955          15,331,948
         Cash Dividends Paid                                             554,051              557,446             571,846


         FIRREA and the implementing regulations of the OTS, which became effective on December 7, 1989, changed the capital requirements applicable to thrifts, including First Federal, and the consequences for failing to comply with such standards. The capital standards include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. FIRREA specifies such capital requirements and states that such standards shall be no less stringent than the capital standards applicable to national banks. The OTS has issued guidelines identifying minimum regulatory tangible capital equal to 1.50% of adjusted total assets, a minimum 3.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. As shown in the table below, First Federal was in compliance with these regulatory capital requirements at September 30, 2001 and September 30, 2000.

                                            At September 30, 2001                              At September 30, 2000
                             ------------------------------------------------     -------------------------------------------------
                                Tangible            Core         Risk-based         Tangible           Core            Risk-based
                                Capital           Capital          Capital          Capital           Capital            Capital
                             -------------     -------------     ------------     -------------     -------------     -------------
Capital                      $  14,883,000     $  14,883,000     $ 14,883,000     $  14,889,000     $  14,889,000     $  14,889,000
Adjustments
   General valuation
       allowance                        --                --          852,000                --                --           625,000
   Goodwill                       (562,000)         (562,000)        (562,000)         (613,000)         (613,000)         (613,000)
   Unrealized Gains               (418,000)         (418,000)        (418,000)          450,000           450,000           450,000

Regulatory capital              13,903,000        13,903,000       14,755,000        14,726,000        14,726,000        15,351,000

Regulatory asset base          150,798,000       150,798,000       92,155,000       161,319,000       161,319,000        95,827,000
Capital ratio                         9.28%             9.28%           16.01%             9.14%             9.14%            16.02%
Minimum required ratio                1.50%             4.00%            8.00%             1.50%             4.00%             8.00%
Capital ratio required for
   "well-capitalized"
   designation                          --              5.00%           10.00%               --              5.00%            10.00%

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

         Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 75% of its mortgage loans which are backed by one-to-four family residential properties. At September 30, 2001, First Federal had credit available, net of advances drawn down, of approximately $6 million. First Federal has drawn down such advances in order to fund dividend payments to stockholders and to pay various holding company expenses.

         On a consolidated basis, net cash provided by operating activities in fiscal 2001 was $634,000, a $551,000 decrease from 2000. The $11,356,000 in net cash provided by investing activities during 2001 consisted primarily of a $5,684,000 decrease in loan funding activities. Net cash decreased for the purchase of investment securities available for sale to $7,054,000 from $1,568,000 in 2000. Cash provided by calls and maturities of investment securities available for sale and held to maturity increased to $1,755,000 from $1,550,000, while cash provided from the sale of investment securities available for sale increased to $9,696,000 from $1,008,000 in 2000. The $10,637,000 in net cash used by financing activities resulted from a decrease of $5,536,000 in certificates of deposits, and a decrease of $772,000 in demand accounts, coupled with a net decrease of $3,284,000 in borrowed funds, payment of $514,000 in common stock dividends and the acquisition of treasury stock of $508,000.

         First Federal's liquidity ratio at September 30, 2001 was 25.29% and at September 30, 2000 was 25.17%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's expectations to the level of yield that will be available in the future, and management's projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid $771,900 to SouthFirst during 2001 and none during 2000.

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

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report as
Exhibit 99.1:

          Independent Auditors' Report
               1.        Jones & Kirkpatrick, P.C.

          Consolidated Statements of Financial Condition as of
               September 30, 2001 and 2000
          Consolidated Statements of Operations for the years ended
               September 30, 2001, 2000 and 1999
          Consolidated Statements of Stockholders' Equity for the years ended
               September 30, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows for the years ended
               September 30, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements


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

         The direction and control of First Federal is vested in the First Federal Board of Directors, which currently consists of seven members and is divided into three classes, each of which contains approximately one-third of the members. The directors of First Federal serve three-year terms. The terms of the directors of First Federal are staggered (as in the case of SouthFirst), so that approximately one-third of the directors will be elected at each annual meeting of stockholders. Since SouthFirst owns all of the issued and outstanding shares of Common Stock of First Federal, SouthFirst will elect the directors of First Federal, in accordance with applicable law.

         There are no arrangements or understandings pursuant to which the directors or executive officers of SouthFirst or First Federal were elected and there are no family relationships between any of such persons.

         The following table sets forth certain information regarding the executive officers and directors of SouthFirst and First Federal.

                                                                                             YEAR FIRST
                                                                                             ELECTED AS A           YEAR
                                                                                             DIRECTOR OF            TERM
               NAME                    AGE(1)                 POSITION HELD                   SOUTHFIRST           EXPIRES
               ----                    ------                 -------------                  -------------         -------
      Joe K. McArthur                    50           Chief Executive Officer of                  1995              2002
                                                      SouthFirst and First Federal,
                                                      President of First Federal

      J. Malcomb Massey(2)               52           President of SouthFirst,                    1997              2003
                                                      Director of SouthFirst and
                                                      First Federal

      Allen Gray McMillan, III           44           Chairman of SouthFirst and                  1995              2002
                                                      First Federal, Director of
                                                      SouthFirst and First Federal

      H. David Foote, Jr.                52           Director of SouthFirst and                  1994              2004
                                                      First Federal

      Kenneth E. Easterling              58           Director of SouthFirst and                  2001              2004
                                                      First Federal

      L. Neal Bice                       61           Director of SouthFirst and                  2001              2004
                                                      First Federal

      Donald R. Hardy                    51           Director of SouthFirst and                  2001              2002
                                                      First Federal

      Sandra H. Stephens                 42           Executive Vice President and
                                                      Chief Operating Officer of
                                                      SouthFirst and First Federal

      Ruth M. Roper                      51           Executive Vice President of
                                                      Pension & Benefit

---------------

         (1)      At September 30, 2001

         (2) Mr. Massey is also Chief Executive Officer and President of Pension and Benefit Trust Company.

         Set forth below is certain information with respect to the directors and executive officers of SouthFirst and First Federal. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

         JOE K. MCARTHUR has served as a director of First Federal and SouthFirst since February 1996. Effective September 1, 2001, Mr. McArthur was elected President and Chief Executive Officer of SouthFirst and First Federal. Thereafter, as part of the Company's restructuring efforts, Mr. McArthur resigned as President of SouthFirst to allow J. Malcomb Massey to assume that office, as of October 1, 2001. Prior to assuming his current positions, Mr. McArthur served as the Executive Vice President, Chief Financial Officer and Secretary of First Federal and SouthFirst since 1992 and 1994, respectively. Mr. McArthur has over 25 years of experience in the banking industry and received a B.S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining First Federal, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice president of First Federal of Alabama from 1983 to 1990. He has also served as a manager of various Little League and Babe Ruth Baseball teams, as well as Boys' Club basketball teams. Mr. McArthur is a member of the First United Methodist Church of Sylacauga.

         J. MALCOMB MASSEY has served as a director of First Federal and SouthFirst since May, 1997. On September 26, 2001, Mr. Massey was elected President of SouthFirst to be effective October 1, 2001. In addition, Mr. Massey is President and Chief Executive Officer of Pension & Benefit, First Federal's wholly owned, operating subsidiary. This is a position he has held since he joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm, based in Montgomery, for which Mr. Massey had served as President since 1980. Mr. Massey is a member of the American Society of Pension Actuaries, the South Central Alabama Association of Insurance and Financial Advisors, Life and Qualifying Member of Million Dollar Roundtable, Top of the Table, Montgomery Lions Club and Young Meadows Presbyterian Church.

         ALLEN GRAY MCMILLAN, III has served as a director of First Federal since 1993 and of SouthFirst since 1994. On August 15, 2001, Mr. McMillan was elected Chairman of SouthFirst and First Federal. Mr. McMillan is also President of Brecon Knitting Mill, where he has been employed since 1979. Mr. McMillan has been active in the Kiwanis Club, United Way, and Boy Scouts of America. He is a member of the First United Methodist Church.

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

         KENNETH E. EASTERLING has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Easterling previously served as a member of the Board of Directors of First Federal Savings and Loan of Chilton County from 1992 to 1997. Mr. Easterling is the owner of Home Printing Company, located in Clanton, Alabama, which was established in 1969. Mr. Easterling served in the Army National Guard from 1963 to 1969, is a Charter member of the Exchange Club of Chilton County, is a member of the Board of Directors of Chilton County Cattlemen's Association, is a member of the Board of Directors of Alfa, and has served as a Deacon of the West End Baptist Church from 1969 to the present.

         L. NEAL BICE has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Bice previously served as a director of First Federal Savings and Loan of Chilton County, from 1989 to 1997. Mr. Bice is an owner and a director of Chilton County Feed and Seed Company, located in Clanton, Alabama. Mr. Bice presently is a professor of economics and business at the Clanton extension of the George C. Wallace State Community College. Mr. Bice is a past professor of finance at Auburn University, a past professor of economics, finance and banking at the University of Southwestern Louisiana, and a past professor of finance at the University of Alabama. Mr. Bice is a member of the Chilton County Board of Education, the Alabama Education Association, the Southern School Board Association, Omicron Delta Epsilon Society in Economics, the Chilton County High School Athletic Association, and the Chilton County Cattlemen's Association. He is a past President of the Chilton County Board of Education, and serves as director of the Chilton County Chamber of Commerce, the President of the Chilton County University of Alabama Alumni Association, the Zone Chairman of the Clanton Lion's Club, and the President of the War Eagle Lion's Club, Auburn, Alabama. Mr. Bice is a member of the Concord Baptist Church.

         DONALD R. HARDY has served as a director of First Federal and SouthFirst since January, 2001. Mr. Hardy is the owner, President and CEO of H & B Builders, Inc., located in Sylacauga, Alabama. He is a member of the Business Council of Alabama, Sylacauga Chamber of Commerce and has served on the Sylacauga Planning Commission since 1992. Mr. Hardy is an active member of the First Baptist Church of Sylacauga.

         SANDRA H. STEPHENS was elected Executive Vice President and Chief Operating Officer of SouthFirst and First Federal, effective November 1, 2001. Ms. Stephens previously served as the Chief Operating Officer (1997-2001) and Chief Financial Officer (1992-1997) of First Federal Bank, in Tuscaloosa, Alabama. Prior to her employment with First Federal Bank, Ms. Stephens held various executive positions with Federal Home Loan Mortgage Corporation in Atlanta, Georgia, from 1990 until 1992, and with Pinnacle Bank in Jasper, Alabama from 1981 until 1990. Ms. Stephens is a member of the American Society of Women Accountants, and she is a member of the First United Methodist Church in Tuscaloosa, Alabama.

         RUTH M. ROPER is Executive Vice President of Pension & Benefit, First Federal's wholly owned, operating subsidiary. This is a position Ms. Roper has held since she joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., a Montgomery based employee benefits consulting firm of which Ms. Roper was a named shareholder. Since 1983, when Ms. Roper first joined Lambert, Massey & Associates, Inc., she has served in various capacities related to qualified plan and employee benefit consulting, including qualified plan administration activities and the provision of employee benefit consulting services. Ms. Roper is a member of the American Society of Pension Actuaries and the Montgomery Association of Life Underwriters.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires SouthFirst's directors and certain of SouthFirst's officers and persons who own more than 10% of the outstanding Common Stock of SouthFirst to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of SouthFirst held by such persons. Officers, directors and greater than 10% stockholders are also required to furnish SouthFirst with copies of all forms they file under this regulation. SouthFirst has been subject to this regulation since February 13, 1995. With the exceptions of two late filings, those being the Initial Statement of Beneficial Ownership of Securities (Form 3) for both Donald R. Hardy and Sandra H. Stephens, to SouthFirst's knowledge, based solely on a review of copies of such reports furnished to SouthFirst and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied with during fiscal 2001.

         Although SouthFirst has no obligation to make filings pursuant to
Section 16 of the Exchange Act, SouthFirst has adopted a policy requiring all
Section 16 reporting persons to report monthly to a designated employee of SouthFirst as to whether any transactions in SouthFirst's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information for fiscal 2001, 2000, and 1999 concerning compensation paid or accrued by SouthFirst and First Federal to or on behalf of SouthFirst's Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 2001 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE



                                                                   Annual                           Long Term Compensation
                                                             Compensation(1)

                                                                                                  Securities
   Name and Principal              Fiscal                                       Other Annual      Underlying        All Other
       Position(2)                  Year          Salary        Bonus          Compensation(3)    Options (#)     Compensation
Joe K. McArthur                     2001        $ 107,916     $ 22,314(5)         $ 19,725         5,024(6)         $ 1,414(7)
      Chief Executive Officer       2000          105,000       29,490(8)           13,155             0              1,624(9)
      of SouthFirst and First       1999          105,000       24,104(10)          12,250         7,428(11)          1,624(12)
      Federal, President of
      First Federal

J. Malcomb Massey                   2001        $ 130,000     $  9,270(13)        $ 16,725         3,131(14)        $ 1,819(15)
      President of                  2000          130,000       17,069(16)          13,155             0              1,873(17)
      SouthFirst, Director          1999          130,000        2,236              13,250         3,726(18)          1,873(19)
      and
      President of
      Pension & Benefit

Donald C. Stroup(4)                 2001        $ 128,333     $ 25,565(20)        $ 16,980         7,679(21)        $ 2,526(22)
      President,                    2000          140,000       43,605(23)          13,155             0              2,901(24)
      Chief                         1999          140,000       35,812(25)          12,250        14,180(26)          2,901(27)
      Executive Officer
      and Chairman

-----------------

(1) All compensation received by the Named Executive Officers was paid by First Federal and Pension & Benefit.

(2) On August 31, 2001, Donald C. Stroup, the former Chairman, President and Chief Executive Officer of SouthFirst and First Federal, resigned from all positions that he previously held as an officer and director of SouthFirst, First Federal, and their respective affiliates. Following the resignation of Mr. Stroup, effective September 1, 2001, Joe K. McArthur was elected President of First Federal and Chief Executive Officer of both SouthFirst and First Federal. Prior to this, Mr. McArthur served as the Executive Vice-President, and Chief Financial Officer of both entities. Thereafter, effective October 1, 2001, J. Malcomb Massey, Chief Executive Officer and President of Pension and Benefit Trust Company, a subsidiary of First Federal, was elected as President of SouthFirst. Finally, effective November 1, 2001, Sandra H. Stephens, who had previously served as the Chief Operating Officer and Chief Financial Officer of First Federal Bank, Tuscaloosa, Alabama was elected as Executive Vice President and Chief Operating Officer of SouthFirst and First Federal.

(3) Fees received as member of the Board of Directors of SouthFirst, First Federal and/or Pension & Benefit.

(4) On August 31, 2001, Donald C. Stroup, SouthFirst and First Federal entered into a Severance, Release and Stock Redemption Agreement (the "severance agreement") by which Mr. Stroup resigned all positions he held as an employee and director of SouthFirst and First Federal. Mr. Stroup's employment agreements with SouthFirst and First Federal, both dated October 1, 2000, consequently were terminated; however, the Deferred Compensation Agreement entered into by and between Mr. Stroup and First Federal, dated November 16, 1994, remains in effect.

         Under the terms of the severance agreement, SouthFirst agreed to purchase from Mr. Stroup, and Mr. Stroup agreed to sell, assign, transfer and deliver to SouthFirst 44,942 shares of common stock of SouthFirst owned by Mr. Stroup for an aggregate cash purchase price of $668,700. SouthFirst also agreed to pay to Mr. Stroup's counsel $10,000 for legal fees and expenses incurred by Mr. Stroup during the period from July 15, 2001 through August 31, 2001 in connection with his employment with SouthFirst and First Federal. In addition, SouthFirst agreed to waive any right to reimbursement from Mr. Stroup of any amounts paid to Mr. Stroup pursuant to SouthFirst's Dividend Incentive Plan; provided, however, that the maximum amount waived by SouthFirst would be $22,500. Finally, SouthFirst transferred title to the automobile then provided by SouthFirst for Mr. Stroup's use. These payments by SouthFirst to Mr. Stroup were exclusive and in lieu of any other compensation, benefits, severance pay or other remuneration or claims arising in connection with Mr. Stroup's employment relationship with SouthFirst or First Federal or the termination of either such relationship.

(5) Consists of a regular bonus of $6,875 as well as $15,439 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(6) On February 17, 2001, SouthFirst issued 5,024 options under the 1995 plan to Mr. McArthur at an exercise price of $9.75 per share. These option's vest in equal annual increments commencing on November 4, 2001 through November 4, 2003.

(7) Represents a $964 automobile allowance and income of $450 recognized on employer provided group term life insurance in excess of $50,000.

(8) Consists of a regular bonus of $17,065 as well as $12,425 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(9) Represents a $964 automobile allowance and income of $660 recognized on employer provided group term life insurance in excess of $50,000.

(10) Consisted of a regular bonus of $13,125 as well as $10,979 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options and a bonus paid to assist in the payment of applicable federal taxes due in connection with such dividend payments. See "-- Compensation of Directors."

(11) On November 4, 1998, SouthFirst canceled all options granted to Mr. McArthur in 1998, and issued these options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "-- Repricing of Stock Options under the Stock Option Plans."

(12) Represents a $964 automobile allowance and income of $660 recognized on employer provided group term life insurance in excess of $50,000.

(13) Consists of a regular bonus of $6,000 as well as $3,270 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(14) On February 17,2001, SouthFirst issued 1,407 options under the 1995 plan and 317 options under the 1998 plan to Mr. Massey at an exercise price of $9.75 per share. These options vest in equal annual increments commencing on November 4, 2001 through November 4, 2003.

(15) Represents a $1,405 automobile allowance and income of $414 recognized on employer provided group term life insurance in excess of $50,000.

(16) Consists of a regular bonus of $14,833 as well as $2,236 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(17) Represents a $1,405 automobile allowance and income of $468 recognized on employer provided group term life insurance in excess of $50,000.

(18) On November 4, 1998, SouthFirst canceled all options granted to Mr. Massey in 1998, and issued options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(19) Represents a $1,405 automobile allowance and income of $468 recognized on employer provided group term life insurance in excess of $50,000.

(20) Consists of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "--Compensation of Directors."

(21) On February 17, 2001, SouthFirst issued 7,679 options under the 1995 plan to Mr. Stroup at an exercise price of $9.75 per share. Due to Mr. Stroup's resignation on August 31, 2001, these options expired on November 29, 2001.

(22) Represents a $1,836 automobile allowance and income of $690 recognized on employer provided group term life insurance in excess of $50,000.

(23) Consists of a regular bonus of $22,647 as well as $20,958 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options. See "-- Compensation of Directors."

(24) Represents a $1,836 automobile allowance and income of $1,065 recognized on employer provided group term life insurance in excess of $50,000.

(25) Consists of a regular bonus of $17,500 as well as $18,312 of compensation consisting of dividends paid under SouthFirst's Dividend Investment Plan on unexercised stock options and a bonus paid to assist in the payment of applicable federal taxes due in connection with such dividend payments. See "-- Compensation of Directors."

(26) On November 4, 1998, SouthFirst canceled all options granted to Mr. Stroup in 1998, and issued these options to purchase the same number of shares at a lower exercise price. These options vest in equal annual increments commencing on 11/4/99. See "---Repricing of Stock Options under the Stock Option Plans."

(27) Represents a $1,836 automobile allowance and income of $1,065 recognized on employer provided group term life insurance in excess of $50,000.

EMPLOYMENT AGREEMENTS

         SouthFirst and First Federal have entered into employment agreements with each of the following executive officers (including each of the Named Executive Officers). The terms and conditions of these employment contracts are described below.

Joe K. McArthur, Chief Executive Officer of SouthFirst and First Federal, President of First Federal.

         The employment agreement with Mr. McArthur was effective as of September 1, 2001 and is for a term of two years. On each anniversary of the effective date, Mr. McArthur's term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines, in a duly adopted resolution, that the performance of Mr. McArthur has met the Board's requirements and standards, and that such employment agreement shall be extended.

         Pursuant to Mr. McArthur's employment agreement, SouthFirst shall be jointly and severally liable for the payment of all amounts due under a separate employment agreement with First Federal, which is of even date with the employment agreement with SouthFirst. Under the terms of the employment agreement with First Federal, SouthFirst and First Federal agree to pay Mr. McArthur a salary at the rate of $140,000 per annum, payable in cash not less frequently than monthly. Beginning on the Effective Date, Mr. McArthur shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the Board. In addition, Mr. McArthur shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

         Mr. McArthur's employment agreement terminates upon his death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. McArthur. If SouthFirst or First Federal terminates Mr. McArthur without cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the employment agreements plus an additional twelve-month period, and he will be entitled to the cost of obtaining benefits in which Mr. McArthur would have been eligible to participate through the termination date. Mr. McArthur may voluntarily terminate his employment agreement by providing sixty days written notice to the Boards of Directors of SouthFirst and First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

         Mr. McArthur's employment agreement further provides that, in the event of Mr. McArthur's involuntary termination in connection with, or within two years after any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Mr. McArthur will be paid, within 10 days of such termination, an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and (ii) the sum of any other "parachute payments," as defined under Section 280G(b)(2) of the Internal Revenue Code, that Mr. McArthur receives on account of the change in control. Under Mr. McArthur's employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst's or First Federal's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. McArthur's employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. McArthur's employment agreement also provides for a similar lump sum payment to be made in the event of his voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

Sandra H. Stephens, Executive Vice President and Chief Operating Officer.

         The employment agreement with Ms. Stephens was effective as of November 1, 2001 and is for a term of two years. On each annual anniversary date from the effective date, Ms. Stephens' term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of Ms. Stephens has met the Board's requirements and standards, and that such employment agreement should be extended.

         Pursuant to Ms. Stephens' employment agreement, First Federal pays Ms. Stephens an annual base salary of $115,000, payable in cash not less frequently than monthly. Beginning on the Effective Date, Ms. Stephens shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the Board. In addition, Ms. Stephens shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

         Ms. Stephens' employment agreement terminates upon her death or disability, and is terminable for "cause" as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Ms. Stephens. If First Federal terminates Ms. Stephens without cause, she will be entitled to a continuation of her salary from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period, and she will be entitled to the cost of obtaining benefits in which Ms. Stephens would have been eligible to participate through the termination date. Ms. Stephens may voluntarily terminate her employment agreement by providing sixty days written notice to the Board of Directors of First

Federal, in which case she is entitled to receive only her compensation, vested rights and benefits up to the date of termination.

         Ms. Stephens' employment agreement further provides that, in the event of her involuntary termination in connection with, or within two years after any change in control of First Federal or SouthFirst, other than for "cause," or death or disability, Ms. Stephens will be paid, within 10 days of such termination, an amount equal to the difference between (i) 2.99 times her "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and (ii) the sum of any other "parachute payments," as defined under Section 280G(b)(2) of the Internal Revenue Code, that Ms. Stephens receives on account of the change in control. Under Ms. Stephens' employment agreement, a "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of First Federal's or SouthFirst's voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal's or SouthFirst's directors, or the exercise of a controlling influence over the management or policies of First Federal or SouthFirst. In addition, under Ms. Stephens' employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Board of Directors of First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Ms. Stephens' employment agreement also provides for a similar lump sum payment to be made in the event of her voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

J. Malcomb Massey, President and Chief Executive Officer of Pension & Benefit.

         The employment agreement by and between Pension & Benefit and Mr. Massey was effective as of October 1, 2001 and provides for a term of two years. On each annual anniversary date from the effective date, Mr. Massey's term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of Mr. Massey has met the Board's requirements and standards, and that such employment agreement should be extended.

         The employment agreement with Mr. Massey provides for an annual base salary of $150,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Mr. Massey received 15,512 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Mr. Massey's employment be terminated due to death, disability or the termination of his employment "without cause," as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a "change in control" of Pension & Benefit, First Federal or SouthFirst. Under Mr. Massey's employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit's, First Federal's or SouthFirst's voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit's, First Federal's or SouthFirst's directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, First Federal or SouthFirst. In addition, under Mr. Massey's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.

         Mr. Massey's employment agreement entitles him to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Board may award from time to time to senior management employees. Mr. Massey may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

         Mr. Massey's employment agreement terminates upon his death or disability, and is terminable for "cause," as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Massey. If Mr. Massey is terminated without cause, he will be entitled to severance pay equal to the amount of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Massey has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of his employment. In either case, however, the severance pay shall not exceed two (2) times Mr. Massey's "average annual compensation," which is the average total annual compensation received by Mr. Massey under the employment agreement over the five full fiscal years preceding the termination, or, if Mr. Massey has been employed less than five full fiscal years, over each full fiscal year preceding the termination. Mr. Massey may terminate voluntarily his employment agreement by providing sixty days written notice to the Board, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

         In addition to Mr. Massey's employment agreement, SouthFirst, First Federal, Pension & Benefit and Mr. Massey have entered into a guaranty of employment agreement pursuant to which SouthFirst and First Federal have guaranteed the performance of Pension & Benefit under the terms of the employment agreement by and between Pension & Benefit and Mr. Massey.

Ruth M. Roper, Executive Vice President of Pension & Benefit.

         The employment agreement with Ms. Roper was effective as of October 1, 2001 and provides for a term of two years. On each annual anniversary date from the effective date, Ms. Roper's term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of Ms. Roper has met the Board's requirements and standards, and that such employment agreement should be extended.

         The employment agreement with Ms. Roper provides for an annual base salary of $98,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Ms. Roper received 5,623 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Ms. Roper's employment be terminated due to death, disability or the termination of her employment "without cause," as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a "change in control" of Pension & Benefit, First Federal or SouthFirst. Under Ms. Roper's employment agreement, "change in control" generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit's, First Federal's or SouthFirst's voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit's, First Federal's or SouthFirst's directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, First Federal or SouthFirst. In addition, under Ms. Roper's employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.

         Ms. Roper's employment agreement entitles her to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Board may award from time to time to senior management employees. Ms. Roper may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

         Ms. Roper's employment agreement terminates upon her death or disability, and is terminable for "cause," as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Ms. Roper. If Ms. Roper is terminated without cause, she will be entitled to severance pay equal to the amount of her salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Ms. Roper has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of her employment. In either case, however, the severance pay shall not exceed two (2) times Ms. Roper's "average annual compensation," which is the average total annual compensation received by Ms. Roper under the employment agreement over the five full fiscal years preceding the termination, or if Ms. Roper has been employed less than five full fiscal years, over each full fiscal year preceding the termination. Ms. Roper may voluntarily terminate her employment agreement by providing sixty days written notice to the Board, in which case she is entitled to receive only her compensation, vested rights and benefits up to the date of termination.

         In addition to Ms. Roper's employment agreement, SouthFirst, First Federal, Pension & Benefit and Ms. Roper have entered into a guaranty of employment agreement pursuant to which SouthFirst and First Federal have guaranteed the performance of Pension & Benefit under the terms of the employment agreement by and between Pension & Benefit and Ms. Roper.

Donald C. Stroup - Severance Agreement

         On August 31, 2001, Donald C. Stroup, SouthFirst and First Federal entered into a Severance, Release and Stock Redemption Agreement (the "Severance Agreement") by which Mr. Stroup resigned all positions he held as an employee and director of SouthFirst and First Federal. Mr. Stroup's employment agreements with SouthFirst and First Federal, both dated October 1, 2000, consequently were terminated; however, the Deferred Compensation Agreement entered into by and between Mr. Stroup and First Federal, dated November 16, 1994, remains in effect.

         Under the terms of the Severance Agreement, SouthFirst agreed to purchase from Mr. Stroup, and Mr. Stroup agreed to sell, assign, transfer and deliver to SouthFirst 44,942 shares of common stock of SouthFirst owned by Mr. Stroup for an aggregate cash purchase price of $668,700. SouthFirst also agreed to pay to Mr. Stroup's counsel $10,000 for legal fees and expenses incurred by Mr. Stroup during the period from July 15, 2001 through August 31, 2001 in connection with his employment with SouthFirst and First Federal. In addition, SouthFirst agreed to waive any right to reimbursement from Mr. Stroup of any amounts paid to Mr. Stroup pursuant to SouthFirst's Dividend Incentive Plan; provided, however, that the maximum amount waived by SouthFirst would be $22,500. Finally, SouthFirst transferred title to the automobile then provided by SouthFirst for Mr. Stroup's use. These payments by SouthFirst to Mr. Stroup were exclusive and in lieu of any other compensation, benefits, severance pay or other remuneration or claims arising in connection with Mr. Stroup's employment relationship with SouthFirst or First Federal or the termination of either such relationship.

DEFERRED COMPENSATION AGREEMENTS

         First Federal has previously entered into deferred compensation agreements (collectively, the "Deferred Compensation Agreements") with Mr. Stroup, Mr. McArthur, and Ms. Roper, pursuant to which each would receive certain retirement benefits at age 65. Under the Deferred Compensation Agreements, benefits would be payable for 15 years. A portion of the retirement benefits would accrue each year until age 65 or, if sooner, until termination of employment. Had Mr. Stroup remained in the employment of First Federal until age 65, his annual benefit would have been $65,000. Mr. Stroup, however, resigned on August 31, 2001, and, pursuant to such resignation, his accrual of annual benefits has ceased. Mr. Stroup's current annual benefit, to be received at age 65, now is fixed at approximately $25,000.

         If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If Mr. McArthur dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to his beneficiaries. Similarly, if Ms. Roper remains in the employment of First Federal until age 65, her annual benefit will be $30,000. If Ms. Roper dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to her beneficiaries.

         The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives of these officers that will be available to SouthFirst and First Federal to provide for both retirement benefits and key man insurance. The costs of these arrangements was $57,075 for each of 2001, 2000, and 1999.

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

         Plan A and Plan B are identical except that while Plan B provides for awards only to employees of SouthFirst and First Federal, Plan A provides for awards to employees, as well as to non-employee directors. The Plans are administered by a committee (the "Committee") of the SouthFirst Board of Directors. Awards under the Plans are in the form of restricted stock grants ("MRP grants"). Each Plan has reserved a total of 16,600 shares of SouthFirst Common Stock for issuance pursuant to awards made by the Committee. Such shares, with respect to each Plan, are held in trust until awards are made by the Committee, at which time the shares are distributed from the trust to the award recipient. Such shares will bear restrictive legends until vested, as described below. The Committee may make awards to eligible participants under the Plans in its discretion, from time to time. Under Plan A, on November 15, 1995, each non-employee director serving in such capacity on February 13, 1995 (the effective date of the conversion of SouthFirst from a mutual to a stock form of ownership) automatically received an award of 1,660 shares. In selecting the employees to whom awards are granted under the Plans, the Committee considers the position, duties and responsibilities of the employees, the value of their services to SouthFirst and First Federal and any other factors the Committee may deem relevant.

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

         As of September 30, 1996, a total of 33,200 shares had been awarded under the Plans. During the year-ended September 30, 2001, SouthFirst re-purchased 11,525 shares of its common stock which shares subsequently were designated MRP shares and are currently held in trust. As of September 30, 2001, a total of 33,200 shares have been awarded under the Plans.

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

         The 1995 Stock Option Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options ("Options") or (ii) Stock Appreciation Rights ("SARs") (Options and SARs are referred to herein collectively as "Awards"), as determined by the committee administering the 1995 Stock Option Plan. As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. After September 30, 1996, grants to purchase 4,150 shares of Common Stock expired prior to being exercised, and, consequently, the 4,150 shares reserved to be issued pursuant to such expired options became available for re-issuance under the 1995 Stock Option Plan. In 1998, the Board of Directors of First Federal granted options to purchase these 4,150 shares available under the 1995 Stock Option Plan but they again expired prior to being exercised.

         The 1998 Stock Option Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options ("Options") or (ii) Stock

Appreciation Rights ("SARs"). As of September 30, 2001, options to purchase a total of 63,361 shares had been issued under the 1998 Stock Option Plan.

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

         Options granted under the Stock Option Plans become exercisable at rates ranging from 20% to 33% per year commencing one year from the date of grant, with the exception that all options will become immediately exercisable in the event the optionee's employment is terminated due to the optionee's death, disability or retirement, or in the event of a change in control of First Federal or SouthFirst.

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

REPRICING OF STOCK OPTIONS UNDER THE STOCK OPTION PLANS

         On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 14,180; 7,428; and 3,726 options to Donald C. Stroup, Joe K. McArthur and J. Malcomb Massey, respectively (i.e., the Named Executive Officers at that time). Options to purchase an aggregate of 36,777 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or First Federal and two former executive officers. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst's Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst's Common Stock declined significantly to a point below which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28 options, the Board of Directors elected to reprice all of such options by the cancellation of such options and the regrant of an equal number of new options at the then current lower market price. Such replacement options were granted on November 4, 1998 at an exercise price of $15.75 a share, which was equal to the fair market value of SouthFirst's Common Stock on the date of grant. The following table provides, with respect to the Named Executive Officers, the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 2001:

                         TEN-YEAR OPTION/SAR REPRICINGS

Name                       Date           Number of             Original         New Exercise           Length of
                                          Securities         Exercise Price         Price ($)        Original Option
                                          Underlying               ($)                              Term Remaining at
                                            Options                                                 Date of Repricing
                                          Repriced(1)
Donald Stroup(2)      November 4, 1998         4150               21.25              15.75              9.2  years
(1995 Plan)

Donald Stroup(2)      November 4, 1998        10030               21.25              15.75              9.2 years
(1998 Plan)

Joe McArthur          November 4, 1998         7428               21.25              15.75              9.2 years
(1998 Plan)

Malcomb Massey        November 4, 1998         3726               21.25              15.75              9.2 years
(1998 Plan)


         (1) As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Since September 30, 1996, grants to purchase 4,150 shares of Common Stock expired prior to being exercised and, consequently, the 4,150 shares reserved to be issued pursuant to such expired options became available for re-issuance under the 1995 Stock Option Plan. On January 28, 1998, the Board of Directors of First Federal granted to Donald C. Stroup options to purchase 4,150 shares available under the 1995 Stock Option Plan in conjunction with certain additional stock option grants made pursuant to the 1998 Stock Option Plan. These options were issued pursuant to the vesting schedule utilized for the 1998 Stock Option Plan. Subsequently, as of September 30, 2001, 12,450 options have expired and remain unissued under the 1995 Stock Option Plan and 0 options have expired and remain unissued under the 1998 Stock Option Plan.

         (2) Effective August 31, 2001, Donald C. Stroup resigned from all positions previously held by him as an officer and director of SouthFirst and its affiliates, including First Federal. Mr. Stroup's options expired on November 29, 2001 after his resignation on August 31, 2001.

         The following table provides certain information concerning the exercise of stock options under SouthFirst's Stock Option Plans during the fiscal year ended September 30, 2001, by the Named Executive Officers and the fiscal-year-end value of unexercised options held by those individuals:


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                          Number of Securities           Value of
                                                               Underlying               Unexercised
                                                           Unexercised Options         In-the-Money
                                                                  at                 Options at Fiscal
                            Shares                          Fiscal Year End              Year End
                           Acquired          Value            Exercisable/              Exercisable/
        Name              on Exercise       Realized          Unexercisable           Unexercisable(1)
Donald C. Stroup(2)            0               $0            26,422 / 16,187            $0 / $11,902

Joe K. McArthur                0               $0            16,251 /  9,481            $0 / $ 7,787

J. Malcomb Massey              0               $0             1,490 /  3,960            $0 / $ 2,672

--------------

         (1) Represents the value of unexercised, in-the-money stock options on September 30, 2001, using the $11.30 closing price of SouthFirst Common Stock on that date.

         (2) Effective August 31, 2001, Donald C. Stroup resigned from all positions previously held by him as an officer and director of SouthFirst and its affiliates, including First Federal. Mr. Stroup's options expired 90 days after his resignation, on November 29, 2001.

EMPLOYEE RETIREMENT SAVINGS PLAN

         First Federal has established a savings and profit-sharing Plan that qualifies as a tax-deferred savings Plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to 14% of their gross salary to the 401(k) Plan or $10,500, whichever is less. Currently, all contributions are fully vested under the 401(k) Plan at the time of the contribution. Prior to First Federal's adoption of an Employee Stock Ownership Plan (see "--Employee Stock Ownership Plan"), the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.50 for each $1.00 of employee contribution and contributions from 4% to 6% were 100% matched. Effective October 1, 2000, the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.25 for each $1.00 of employee contribution and contributions from 4% to 6% were matched by a contribution of $0.50 for each $1.00 of employee contribution. During these periods, contributions were 100% vested following the completion of five years of service and were invested in one or more investment accounts administered by the Plan administrator.

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

         A participant who separates from service because of death, disability or retirement will be entitled to receive an immediate distribution of his or her benefits. A participant who separates from service for any other reason and who is not re-employed by an employer will receive a lump sum distribution of the vested portion of his account as soon as administratively feasible after his date of termination, unless the participant elects a later distribution. Distributions generally will be made in whole shares of SouthFirst Common Stock, with the value of fractional shares being paid in cash. Although accounts generally will be distributed in a lump sum, if the fair market value of a participant's account is in excess of $500,000 as of the date distribution is required to begin, distributions will be made in substantially equal annual payments over a period not longer than five (5) years plus an additional one (1) year (up to an additional five (5) years) for each $100,000 increment, or fraction of such increment, by which the value of the participant's Account exceeds $500,000.

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

         During fiscal 2001, each non-employee director was paid from $830 to $4,940 under the Dividend Incentive Plan with respect to the shares of Common Stock underlying the stock options held by him. Further, certain SouthFirst directors, during fiscal 2001, received a cash dividend in the amount of $996 with respect to the restricted shares held by him, as granted under Management Recognition Plans "A" and "B."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         SouthFirst presently does not have a compensation committee because no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Joe K. McArthur, Chief Executive Officer of First Federal and SouthFirst, and President of First Federal and J. Malcomb Massey, President of SouthFirst and Pension & Benefit serve as members of the Wage and Compensation Committee of First Federal. First Federal's Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no "interlocking" relationships existing at or before the year ended September 30, 2001 in which (i) any executive officer is a member of the board of directors/trustees of another entity, one of whose executive officers is a member of the First Federal Board of Directors, or where
(ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the First Federal Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 26, 2001 with respect to the beneficial ownership of SouthFirst's Common Stock by
(i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined at herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                         Shares of
                                                        Common Stock                        Percent of
         Beneficial Owner                           Beneficially Owned(1)              Outstanding Shares(2)
         ----------------                           ---------------------              ---------------------
         Joe K. McArthur(3)                               36,734                               4.2%
         H. David Foote, Jr.(4)                           12,386                               1.4%
         J. Malcomb Massey(5)                             26,107                               3.0%
         Allen Gray McMillan, III(6)                      17,886                               2.1%
         Kenneth E. Easterling(7)                         22,576                               2.6%
         L. Neal Bice(8)                                  29,757                               3.5%
         Donald R. Hardy(9)                                  656                               0.1%
         Jeffrey L. Gendell, et. al.(10)                  87,700                              10.2%
         Robert J. Salmon and
            Mary Anne J. Salmon(11)                       47,600                               5.6%
         Pension & Benefit Financial
            Services, Inc.(12)                            66,400                               7.7%
         All directors and
            executive officers
            as a group (9 persons)                       153,243(13)                            17%

-------------------

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2) The percentages are based upon 858,244 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 858,244 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(3) Of the amount shown, 1,500 shares are owned jointly by Mr. McArthur and his wife, 5,373 shares are held in his account under SouthFirst's 401(k) Plan, 5,154 shares are held in his account under First Federal's ESOP, 19,395 shares are subject to presently exercisable options and 5,312 shares represent restricted stock granted under SouthFirst's Management Recognition Plans "A" and "B," all of which are fully vested.

(4) Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 6,226 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," all of which are fully vested.

 (5) Of the amount shown, 15,521 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Benefit Financial, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,399 shares are held in a profit sharing account, and 2,234 shares are held in an Individual Retirement Account, and 1,058 shares are held in his account under First Federal's ESOP, 2,805 shares are subject to exercisable options, and 1,090 shares are owned jointly by Mr. Massey and his wife.

(6) Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 6,226 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst's Management Recognition Plan "A," all of which are fully vested.

(7) Of the amount shown, 19,499 shares are held jointly by Mr. Easterling and his wife, 1,001 shares are held individually by Mr. Easterling and 2,076 shares are subject to exercisable options.

(8) Of the amount shown, 13,332 shares are held by Mr. Bice, as the Executor of the Estate of H. D. Bice, his father, 14,349 are held individually by Mr. Bice and 2,076 shares are subject to exercisable options.

(9) Of the amount shown, 200 shares are held jointly by Mr. Hardy and his wife and 456 shares are subject to exercisable options.

(10) Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 87,700 shares, Tontine Management, L.L.C. ("TM") has shared voting power with respect to 87,700 shares, and Tontine Financial Partners, L.P. ("TFP") has shared voting power with respect to 87,700 shares. TM, the general partner of TFP, has the power to direct the affairs of TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell and TFP is 200 Park Avenue, Suite 3900, New York, New York 10166. The foregoing information is based on a
         Schedule 13G, dated May 10, 2000 filed by Mr. Gendell, TM, and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(11) Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998 received by SouthFirst from Mr. and Mrs. Salmon. Mr. and Mrs. Salmon's address is 3623 Raymond Street, Chevy Chase, Maryland, 20815. SouthFirst makes no representation as to the accuracy or completeness of the information reported therein.

(12) These shares are held in trust by Pension & Benefit Financial Services, Inc as trustee of First Federal's ESOP. See "Employee Stock Ownership Plan."

(13)     Of the amount shown, 40,778 shares are subject to exercisable options.

         There are no arrangements known to SouthFirst pursuant to which a change in control of SouthFirst would result.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 2001, the aggregate of all loans by First Federal to its officers, directors, and related interests was $1,026,000.

ITEM 13.   EXHIBITS

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from
SouthFirst's: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 ("1994 S-1"); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan `A' S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan `B' S-8"); Registration Statement on Form S-8, Registration No. 333-4538 ("Option Plan S-8"); Registration Statement on Form S-8, Registration No. 333-85705 ("Amended Option Plan S-8"); Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K"); Annual Report on Form 10-K for the year ended September 30, 1998 (1998 Form 10-K). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         Exhibit No.       Description of Exhibit

             3.1*          Amended and Restated Certificate of Incorporation (1994 S-1).

             3.2*          Bylaws (1994 S-1, Exhibit 3.2).

             4*            Form of Common Stock Certificate (1994 S-1).

             10.1          Form of Employment Agreement between SouthFirst Bancshares, Inc.
                           and Joe K. McArthur.

             10.2          Form of Employment Agreement between First Federal of the South and Joe K. McArthur.

             10.3          Form of Employment Agreement between First Federal of the South and Sandra H. Stephens.

             10.4.1        Form of Employment Agreement between Pension & Benefit Financial Services, Inc.
                           and J. Malcomb Massey.

             10.4.2        Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc.,
                           First Federal of the South, Pension & Benefit Financial Services, Inc., and J. Malcomb Massey.

             10.5.1        Form of Employment Agreement between Pension & Benefit Financial Services, Inc.
                           and Ruth M. Roper.

             10.5.2        Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc.,
                           First Federal of the South, Pension & Benefit Financial Services, Inc., and Ruth M. Roper.

             10.6          Severance Agreement dated as of August 31, 2001 by and among SouthFirst Bancshares, Inc., First
                           Federal of the South and Donald C. Stroup.

             10.7*         Employment Agreement dated as of October 31, 1997 between First Federal of the South and Bobby R. Cook (1997 Form 10-K).

             10.8.1 *      Form of Management Recognition Plan A (1994 S-1, Exhibit 10.5).

             10.8.2 *      Form of Management Recognition Plan A, as amended (1995 Form 10-K).

             10.8.3 *      Management Recognition Plan A Restated and Continued (Plan "A" S-8, Exhibit 4.1).

             10.9.1 *      Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

             10.9.2 *      Form of Management Recognition Plan B, as amended (1995 Form 10-K).

             10.9.3 *      Management Recognition Plan B, Restated and Continued (Plan "B" S-8, Exhibit 4.1).

             10.10.1 *     Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7)  (1995 Form 10-K).

             10.10.2 *     Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K).

             10.10.3 *     From of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

             10.10.4 *     Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8)

             10.10.5*      Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

             10.10.6*      Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8)

             10.11.1*      Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

             10.11.2       Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001.

             10.12 *       Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur
                           (1995 Form 10-K).

             10.13 *       Deferred Compensation Agreement between First Federal of the South and Donald C. Stroup
                           (1995 Form 10-K).

             10.14         Deferred Compensation Agreement between Benefit Financial Services, Inc. and Ruth M. Roper.

             10.12*        Employment Agreement dated as of January 1, 1998 between First Federal of the South and Jimmy C. Maples (1998 Form 10-K).

             11            Statement Regarding Computation of Per Share Earnings.

             21            Subsidiaries of Registrant.

             23.1          Consent of Jones and Kirkpatrick, P.C.

             99.1          Financial Statements of SouthFirst Bancshares, Inc. and subsidiaries.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 31st day of December, 2001.

                                            SOUTHFIRST BANCSHARES, INC.


                                            By: /s/ Joe K. McArthur
                                                -------------------------------
                                                Joe K. McArthur
                                                Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       Signature                     Title                            Date
                       ---------                     -----                            ----
       /s/ Joe K. McArthur                        Chief Executive Officer
       ---------------------------------------    (principal executive officer)      December 31, 2001
       Joe K. McArthur

       /s/ Sandra H. Stephens                     Executive Vice President,
       ---------------------------------------    Chief Operating Officer,
       Sandra H. Stephens                         Secretary                          December 31, 2001

       /s/ Janice Browning                        Controller, Treasurer
       ---------------------------------------    (Principal Accounting
       Janice Browning                            Officer)                           December 31, 2001

       /s/ Allen Gray McMillan, III               Chairman and Director              December 31, 2001
       ---------------------------------------
       Allen Gray McMillan, III

       /s/ J. Malcomb Massey                      President and Director             December 31, 2001
       ---------------------------------------
       J. Malcomb Massey

       /s/ Kenneth E. Easterling                  Director                           December 31, 2001
       ---------------------------------------
       Kenneth E. Easterling

       /s/ H. David Foote, Jr.                    Director                           December 31, 2001
       ---------------------------------------
       H. David Foote, Jr.

       /s/ L. Neal Bice                           Director                           December 31, 2001
       ---------------------------------------
       L. Neal Bice

       /s/ Donald R. Hardy                        Director                           December 31, 2001
       ---------------------------------------
       Donald R. Hardy

                           SOUTHFIRST BANCSHARES, INC.

EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
10.1              Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur.

10.2              Form of Employment Agreement between First Federal of the South and Joe K. McArthur.

10.3              Form of Employment Agreement between First Federal of the South and Sandra H. Stephens.

10.4.1            Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and
                  J. Malcomb Massey.

10.4.2            Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc., and J. Malcomb Massey.

10.5.1            Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and
                  Ruth M. Roper.

10.5.2            Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc., and Ruth M. Roper.

10.6              Severance Agreement dated as of August 31, 2001 by and among SouthFirst Bancshares, Inc.,
                  First Federal of the South and Donald C. Stroup.

10.11.2           Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001.

10.14             Deferred Compensation Agreement between Benefit Financial Services, Inc. and Ruth M. Roper.

11                Statement Regarding Computation of Per Share Earnings.

21                Subsidiaries of Registrant.

23.1              Consent of Jones and Kirkpatrick, P.C.

99.1              Financial Statements of SouthFirst Bancshares, Inc. and subsidiaries.