Form 10KSB/A
period 2001-09-30
SOUTHFIRST BANCSHARES INC
filed 2002-01-02
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                 FORM 10-KSB/A

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

       Transitional Small Business Disclosure Format:     Yes  [ ]    No [X]

The following item is amended:
    Part III:
      Item 13. Exhibits*

*This Amendment No. 1 adds pages 2-8 and pages 37-40 to Exhibit 99.1, which pages were inadvertently omitted in the original filing on December 31, 2001, due to an electronic transmission error.

ITEM 13.   EXHIBITS

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference, from
SouthFirst's: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 ("1994 S-1"); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 ("Plan `A' S-8"); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 ("Plan `B' S-8"); Registration Statement on Form S-8, Registration No. 333-4538 ("Option Plan S-8"); Registration Statement on Form S-8, Registration No. 333-85705 ("Amended Option Plan S-8"); Annual Report on Form 10-K for the year ended September 30, 1995 ("1995 10-K"); Annual Report on Form 10-K for the year ended September 30, 1998 ("1998 Form 10-KSB"); Annual Report on Form 10-KSB for the year ended September 30, 2001 ("2001 Form 10-KSB") Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         Exhibit No.       Description of Exhibit

             3.1*          Amended and Restated Certificate of Incorporation (1994 S-1).

             3.2*          Bylaws (1994 S-1, Exhibit 3.2).

             4*            Form of Common Stock Certificate (1994 S-1).

             10.1*         Form of Employment Agreement between SouthFirst Bancshares, Inc.
                           and Joe K. McArthur. (2001 Form 10-KSB).

             10.2*         Form of Employment Agreement between First Federal of the South and Joe K. McArthur. (2001 Form 10-KSB).

             10.3*         Form of Employment Agreement between First Federal of the South and Sandra H. Stephens. (2001 Form 10-KSB).

             10.4.1        Form of Employment Agreement between Pension & Benefit Financial Services, Inc.
                           and J. Malcomb Massey. (2001 Form 10-KSB).

             10.4.2*       Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc.,
                           First Federal of the South, Pension & Benefit Financial Services, Inc., and J. Malcomb Massey.
                           (2001 Form 10-KSB).

             10.5.1*       Form of Employment Agreement between Pension & Benefit Financial Services, Inc.
                           and Ruth M. Roper. (2001 Form 10-KSB).

             10.5.2*       Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc.,
                           First Federal of the South, Pension & Benefit Financial Services, Inc., and Ruth M. Roper.
                           (2001 Form 10-KSB).

             10.6*         Severance Agreement dated as of August 31, 2001 by and among SouthFirst Bancshares, Inc., First
                           Federal of the South and Donald C. Stroup. (2001 Form 10-KSB).

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

             10.12 *       Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur
                           (1995 Form 10-K).

             10.13 *       Deferred Compensation Agreement between First Federal of the South and Donald C. Stroup
                           (1995 Form 10-K).

             10.14         Deferred Compensation Agreement between Benefit Financial Services, Inc. and Ruth M. Roper.

             10.12*        Employment Agreement dated as of January 1, 1998 between First Federal of the South and Jimmy C. Maples (1998 Form 10-KSB).

             11*           Statement Regarding Computation of Per Share Earnings (2001 Form 10-KSB).

             21*           Subsidiaries of Registrant (2001 Form 10-KSB).

             23.1          Consent of Jones and Kirkpatrick, P.C.

             99.1          Financial Statements of SouthFirst Bancshares, Inc. and subsidiaries.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 2nd day of January, 2002.

                                            SOUTHFIRST BANCSHARES, INC.


                                            By: /s/ Joe K. McArthur
                                                -------------------------------
                                                Joe K. McArthur
                                                Chief Executive Officer

                           SOUTHFIRST BANCSHARES, INC.

EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
23.1              Consent of Jones and Kirkpatrick, P.C.

99.1              Financial Statements of SouthFirst Bancshares, Inc. and subsidiaries.