Form 10QSB
period 2001-12-31
SOUTHFIRST BANCSHARES INC
filed 2002-02-14
CIK 925963

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
December 31, 2001	1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:         256-245-4365

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

     Yes ☒       No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	815,794 shares

Class	Outstanding at February 7, 2002

SOUTHFIRST BANCSHARES, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)	1
Consolidated Statements of Financial Condition at December 31, 2001 (Unaudited) and September 30, 2001	1
Consolidated Statements of Operations (Unaudited) for the Three Months Ended December 31, 2001 and 2000	2
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended December 31, 2001	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2001 and 2000	4
Notes to Consolidated Financial Statements (Unaudited)	5-6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-11
PART II — OTHER INFORMATION	12
Item 1: Legal Proceedings	12
Item 6: Exhibits and Reports on Form 8-K	12
SIGNATURES	13

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1:  FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Statements of Financial Condition
December 31, 2001 (Unaudited) and September 30, 2001

	December 31,	September 30,
	2001	2001

	(Unaudited)
Assets
Cash and cash equivalents	$5,238,165	$6,020,186
Interest-bearing deposits in other financial institutions	1,162,533	898,533
Investment securities available-for-sale, at fair value	31,868,344	33,052,826
Loans receivable	102,848,051	102,713,340
Less allowance for loan losses	(1,587,638)	(1,577,952)

Net loans	101,260,413	101,135,388
Loans held for sale at cost (which approximates fair value)	167,300	272,350
Foreclosed real estate, net	251,183	251,183
Other repossessed assets	700	6,700
Premises and equipment, net	4,834,191	4,765,878
Federal Home Loan Bank stock, at cost	2,229,800	2,229,800
Accrued interest receivable	786,819	960,225
Other assets	2,468,894	1,601,146

Total Assets	$150,268,342	$151,194,215

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,435,718	$3,349,326
Interest bearing	96,740,809	95,706,254

Total deposits	100,176,527	99,055,580
Advances by borrowers for property taxes and insurance	180,255	404,515
Accrued interest payable	1,214,162	1,328,183
Borrowed funds	34,505,000	35,605,000
Accrued expenses and other liabilities	128,768	518,398

Total liabilities	136,204,712	136,911,676

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 989,868 shares issued and 849,024 shares outstanding at December 31, 2001; 988,118 shares issued and 861,130 shares outstanding at September 30, 2001	9,996	9,996
Additional paid-in capital	9,814,268	9,814,268
Treasury stock, at cost (129,874 shares at December 31, 2001; 116,018 shares at September 30, 2001)	(1,808,439)	(1,648,439)
Deferred compensation on common stock employee benefit plans	(379,716)	(383,442)
Shares held in trust at cost (9,775 shares at December 31, 2001; 11,525 shares at September 30, 2001)	(107,161)	(126,411)
Retained earnings	6,208,247	6,249,938
Accumulated comprehensive other income	326,435	366,629

Total stockholders’ equity	14,063,630	14,282,539

Total Liabilities and Stockholders’ Equity	$150,268,342	$151,194,215

See accompanying notes to consolidated financial statements.

1

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three Months Ended December 31, 2001 and 2000

	2001	2000

Interest and dividend income:
Interest and fees on loans	$1,897,638	$2,328,269
Interest income on deposits in other financial institutions	23,460	53,715
Interest and dividend income on investment securities	400,286	607,561

Total interest and dividend income	2,321,384	2,989,545

Interest expense:
Interest on deposits	1,041,336	1,299,462
Interest on borrowed funds	354,030	621,490

Total interest expense	1,395,366	1,920,952

Net interest income	926,018	1,068,593
Provision for loan losses	—	—

Net interest income after provision for loan losses	926,018	1,068,593

Other income:
Service charges and other fees	118,757	104,195
Employee benefit trust and consulting fees	297,361	292,045
Gain on sale of loans	128,388	75,703
Gain (loss) on sale of foreclosed real estate	—	2,136
Gain (loss) on sale of equipment	361	—
Gain (loss) on sale of investment securities available-for-sale	—	859
Other	76,421	91,434

Total other income	621,288	566,372

Other expenses:
Compensation and benefits	810,949	768,972
Net occupancy expense	83,437	87,896
Furniture and fixtures	111,829	111,215
Data processing	86,718	75,828
Office supplies and expense	98,136	108,110
Deposit insurance premiums	15,587	16,435
Goodwill amortization	13,487	13,487
Legal	45,300	46,800
Other	122,890	114,705

Total other expenses	1,388,333	1,343,448

Income before income taxes	158,973	291,517

Income tax expense	62,977	113,341

Net income	$95,996	$178,176

Earnings per share:
Basic	0.11	0.20
Diluted	0.11	0.20
Cash dividends declared	0.15	0.15
Weighted average shares outstanding:
Basic	858,647	910,102
Diluted	859,869	910,102

See accompanying notes to consolidated financial statements.

2

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended December 31, 2001

	Common Stock	Additional Paid-in Capital	Treasury Stock	Deferred Compensation on Common Stock Employee Benefit Plans	Shares Held in Trust	Retained Earnings	Accumulated Comprehensive Other Income	Total Stockholders’ Equity

Balance at September 30, 2001	$9,996	$9,814,268	$(1,648,439)	$(383,442)	$(126,411)	$6,249,938	$366,629	$14,282,539

Comprehensive income:
Net income						95,996		95,996
Change in net unrealized gain (loss) on available- for-sale securities, net of reclassification adjust- ments and income taxes of $24,634							(40,194)	(40,194)

Total comprehensive income								55,802

Issuance of management recognition plan shares				(19,250)	19,250
Vesting of deferred compensation shares				22,976				22,976
Acquisition of Treasury stock			(160,000)					(160,000)
Cash dividends declared						(137,687)		(137,687)

Balance at December 31, 2001	$9,996	$9,814,268	$(1,808,439)	$(379,716)	$(107,161)	$6,208,247	$326,435	$14,063,630

See accompanying notes to consolidated financial statements.

3

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2001 and 2000

	2001	2000

Operating activities:
Net income	$95,996	$178,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,932	99,396
Gain on sale of securities	—	(859)
Gain on sale of loans	(128,388)	(75,703)
Decrease in deferred loan origination fees	(18,684)	15,729
Net amortization of premium on investment securities available-for-sale	6,733	(98,310)
Gain on sale of foreclosed assets	—	(2,136)
Gain on sale of premises and equipment	(361)	—
Loans originated for sale	(5,013,962)	(3,247,853)
Proceeds from sale of loans	5,247,400	3,473,218
(Increase) decrease in accrued interest receivable	173,406	160,308
Increase (decrease) in other assets	(867,748)	64,134
Deferred compensation expense	22,976	28,626
Increase (decrease) in accrued interest payable	(114,021)	192,548
Increase (decrease) in accrued expenses and other liabilities	(364,996)	(191,531)

Net cash provided (used) by operating activities	(880,717)	595,743

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(264,000)	915,463
Proceeds from calls and maturities of investment securities available-for-sale	1,112,921	511,245
Purchase of investment securities available-for-sale	—	(770,000)
Proceeds from sale of investments available-for-sale	—	2,912,387
Net (increase) decrease in loans	(106,341)	3,603,531
Purchase of premises and equipment	(149,084)	(75,777)
Proceeds from sale of foreclosed real estate	—	114,624
Proceeds from sale of other assets	6,200	—
Transfer from loans of real estate owned property	—	(575,670)

Net cash provided by investment activities	599,696	6,635,803

Financing activities:
Increase (decrease) in deposits	1,120,947	(1,556,923)
Proceeds from borrowed funds	5,000,000	8,000,000
Repayment of borrowed funds	(6,100,000)	(10,000,000)
Cash dividends paid	(137,687)	(139,362)
Acquisition of Treasury shares	(160,000)	—
Decrease in advances by borrowers for property taxes and insurance	(224,260)	(73,106)

Net cash used in financing activities	(501,000)	(3,769,391)

Increase (decrease) in cash and cash equivalents	(782,021)	3,462,155
Cash and cash equivalents at beginning of period	6,020,186	4,667,295

Cash and cash equivalents at end of period	$5,238,165	$8,129,450

Supplemental information on cash payments:
Interest paid	$1,509,387	$1,852,776
Income taxes paid	129,985	214,050
Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$(40,194)	$477,678
Real estate obtained through foreclosure	—	575,670

See accompanying notes to consolidated financial statements.

4

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
December 31, 2001 and 2000

(1)	Basis of Presentation

Information filed on this Form 10-QSB as of and for the quarter ended December 31, 2001, was derived from the financial records of SouthFirst Bancshares, Inc. (“SouthFirst”) and its wholly-owned subsidiaries, First Federal of the South (“First Federal”), and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three-month periods ended December 31, 2001 and 2000. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)	New Accounting Standards

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether goodwill is impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the Statement. The new standard will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

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

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

(3)	Business Segment Information

The Company organizes its business units into two reportable segments: traditional banking activities and employee benefits consulting and trust activities. The banking segment provides a full range of banking services within its primary market areas of central Alabama. The employee benefits trust company operates primarily in the state of Alabama. The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately, because each unit is subject to different marketing and regulatory environments.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Exhibit 99.1 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Three Months Ended December 31, 2001			Three Months Ended December 31, 2000

		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total

Interest and dividend income	$2,312,158	$9,226	$2,321,384	$2,977,998	$11,547	$2,989,545
Interest expenses	1,395,366	—	1,395,366	1,920,952	—	1,920,952

Net interest income	916,792	9,226	926,018	1,057,046	11,547	1,068,593
Provision for loan losses	—	—	—	—	—	—

Net interest income after provision for loan losses	916,792	9,226	926,018	1,057,046	11,547	1,068,593
Other income	320,927	300,361	621,288	271,327	295,045	566,372
Other expenses	1,124,891	263,442	1,388,333	1,097,729	245,719	1,343,448

Income before income taxes	112,828	46,145	158,973	230,644	60,873	291,517
Income taxes	45,382	17,595	62,977	90,149	23,192	113,341

Net income	$67,446	$28,550	$95,996	$140,495	$37,681	$178,176

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)	Subsequent Events

On January 16, 2002, the Company declared a regular dividend of $0.15 per share, payable on February 15, 2002 to stockholders of record on February 1, 2002.

On January 7, 2002, the Board of Directors of SouthFirst Bancshares, Inc. approved a stock repurchase program authorizing the Company to repurchase up to 85,000 shares, or 10 percent (10%), of its outstanding common stock. The repurchases will be made from time to time, in the open market or through negotiated transactions, at the discretion of the management of the Company. The timing of the repurchases will depend on market conditions and corporate requirements. The Company intends to hold the repurchased common shares as treasury shares.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the first quarter of fiscal 2002, which ended December 31, 2001, decreased $82,180 or 46.1% to $95,996 when compared to the same period in fiscal 2001. Net interest income decreased $142,575 or 13.3% for the three-month period ended December 31, 2001, compared to the same period in fiscal 2001. Non-interest income increased $54,916 or 9.7% for the three-month period ended December 31, 2001, compared to the same period in fiscal 2001, while non-interest expenses increased $44,885 or 3.3%.

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

As of December 31, 2001, the interest rate spread decreased 22 basis points as rates earned on interest-earning assets decreased 150 basis points to 6.70% while the cost of funds decreased 128 basis points to 4.24%. The decrease in rates paid and the decrease in rates received during this three-month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets decreased $7.2 million, or 4.9% from 145.8 million to $138.6 million while the average balance of interest-bearing liabilities decreased $7.5 million, or 5.4% from $139.1 million to $131.6 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in a decrease in net interest income of approximately $143,000, or 13.3%, and a decrease in the interest rate spread from 2.68% to 2.46% for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000.

Other Income

Total other income for the three months ended December 31, 2001, increased approximately $55,000 to $621,000 compared to $566,000 for the three months ended December 31, 2000. A portion of the increase in total non-interest income was attributable to an increase of approximately $5,000 in employee benefit trust and consulting fees and an increase of approximately $53,000 in gains on sales of loans during the first three months of fiscal 2002. Service charges and other fees increased approximately $15,000, while other income decreased by approximately $15,000 compared to the three months ended December 31, 2000.

Other Expense

Total other expense for the three months ended December 31, 2001, increased by approximately $45,000 to $1,388,000 as compared to $1,343,000 for the three months ended December 31, 2000. Most of the increase is due to increases in compensation and benefits in the amount of $42,000, data processing in the amount of $11,000, and other non-interest expenses in the amount of $8,000, while office supplies and expenses decreased by approximately $10,000.

Income Taxes

The Company’s effective tax rate for the three-month periods ended December 31, 2001 and 2000 was 39.6% and 38.8%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $50,000 or 44.4%, to $63,000 for the three months ended December 31, 2001, as compared to $113,300 for the three months ended December 31, 2000, due to the decrease in pre-tax earnings.

REVIEW OF FINANCIAL CONDITION

Overview

Management continuously monitors the financial condition of SouthFirst in order to protect depositors, increase retained earnings, and protect current and future earnings.

Return on average stockholders’ equity is one way of assessing the return SouthFirst has generated for its stockholders. The table below sets forth the return on average stockholders’ equity and other performance ratios of SouthFirst for the periods indicated.

	At or for the three
	months ended December 31,

	2001	2000

Return on assets	0.25%	0.45%
Return on equity	2.68%	4.72%
Equity-to-assets ratio	9.49%	9.68%
Interest rate spread	2.46%	2.68%
Net interest margin	2.67%	2.93%
Total risk-based capital ratio	15.96%	16.76%
Non-performing loans to loans	1.58%	0.37%
Allowance for loan losses to loans	1.54%	0.69%
Allowance for loan losses to average non-performing loans	97.34%	183.22%
Ratio of net charge-offs to average loans outstanding	(0.01)%	(0.03)%
Book value per common share outstanding	$16.87	$16.80

Significant factors affecting the SouthFirst’s financial condition during the three months ended December 31, 2001 are detailed below:

Assets

Total assets decreased approximately $926,000, or 0.6% from $151,194,000 at September 30, 2001, to $150,268,000 at December 31, 2001. Net loans increased approximately $125,000 compared to September 30, 2001, primarily due to seasonal fluctuations. Investment securities available for sale decreased $1,184,000 or 3.6%.

Liabilities

Total liabilities decreased approximately $707,000, or 0.5%, from $136,912,000 at September 30, 2001, to $136,205,000 at December 31, 2001. Deposits increased approximately $1,121,000 during the period, borrowed funds decreased $1,100,000, while accrued expenses and other liabilities decreased approximately $390,000 compared to September 30, 2001. The increase in deposits was attributable to an increase in checking and savings account balances of approximately $1.2 million, and a decline in certificates of deposits of approximately $.1 million. While the increase in checking account balances is reflective of monthly fluctuations and seasonal trends, the decline in certificates of deposit reflects a continued trend of funds going into higher yielding investments.

Loan Quality

A major key to long-term earnings growth is maintenance of a high-quality loan portfolio. SouthFirst’s directive in this regard is carried out through its policies and procedures for review of loans. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

At December 31, 2001, the allowance for loan losses was $1,587,638 as compared to $1,577,952 at September 30, 2001. The increase is primarily due to recoveries of loans which had been previously charged off. SouthFirst recorded provisions for loan losses of $-0- and $-0- in the three month periods ended December 31, 2001, and 2000, respectively. Nonperforming loans at December 31, 2001 were approximately $1,631,000 as compared to approximately $1,017,000 at September 30, 2001. At December 31, 2001, and September 30, 2001, the allowance for loan losses represented 1.54% and 1.52% of average loan balances, respectively. The allowances for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal.

Liquidity

All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of: (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The average daily balance of either liquid assets or liquidity base in a quarter is calculated by adding the respective balance as of the close of each business day in a quarter, and for any non-business day, as of the close of the nearest preceding business day, and dividing the total by the number of days in the quarter.

Liquid assets for purposes of this computation include specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U.S. Government, state, or federal agency obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less). The regulations governing liquidity requirements include, within the definition of liquid assets, debt securities hedged with forward commitments to purchase the obligation obtained from (including a commitment represented by a repurchase agreement) members of Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, debt securities with a long put option and debt securities that provide the holder with a right to redeem the security at the stated or par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

The OTS has recently revised its liquidity regulations to decrease the burden of compliance with such rules. Specifically, the OTS has (1) reduced the liquidity base by excluding withdrawable accounts payable in more than one year from the definition of “net withdrawable accounts,” (2) reduced the liquidity requirement from 5% of net withdrawable accounts and short-term borrowings to 4%, (3) removed a requirement that short-term liquid assets constitute at least 1% of an association’s average daily balance of net withdrawable deposit accounts and current borrowings, and (4) expanded the categories of liquid assets that may count toward satisfaction of the liquidity requirements.

The OTS may, in certain circumstances, permit a savings association to reduce its liquid assets below the minimum amount required above, in order to meet withdrawals or pay obligations.

Interest Rate Sensitivity

Changes in interest rates will not necessarily lead to changes in the net interest margin. It is the Company’s goal to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

To reduce the adverse effect of changes in interest rates on its net interest margin, the Company is pursuing various strategies to improve the rate sensitivity of its assets and stabilize net interest income.

Capital Adequacy and Resources

Management is committed to maintaining First Federal’s capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied the majority of its capital requirements through the retention of earnings.

As of December 31, 2001, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base

Tangible capital	$14,056,000	9.44%
Core capital	14,056,000	9.44%
Risk-based capital	14,909,000	15.96%

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. Management believes that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst’s or First Federal’s financial condition. Nonetheless, a description of certain, previously-disclosed litigation against a former director follows:

SouthFirst, in its earnings release on December 4, 2001, announced that First Federal had filed a complaint to recover the total amount of loss on a loan made to Vawter Properties and Resources, LP (“Vawter Properties”), an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of SouthFirst and First Federal, and personal guarantor of the loan. SouthFirst previously disclosed the allegations contained in the complaint in its Form 8-K as filed with the Securities and Exchange Commission on December 14, 2001. Mr. Vawter resigned his positions as director of both SouthFirst and First Federal, vice-chairman of the Board of First Federal and member of First Federal’s loan committee, on August 13, 2001.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description

10.16	Stock Option Agreement for Sandra H. Stephens

(b)	Reports on Form 8-K. On December 14, 2001, the Company filed a report on Form 8-K to report, under Item 5 (Other Events), a press release regarding an unexpected loss, circumstances to which the loss were attributable, and a related lawsuit filed against a former director. The press release and accompanying financial statements were filed with such report as Exhibit 99.1 and Exhibit 99.2, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: February 14, 2002	By:	/s/ Joe K. McArthur

Joe K. McArthur, President and Chief Executive Officer (principal executive officer)

Date: February 14, 2002	By:	/s/ Janice Browning

Janice Browning Controller, Treasurer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit 10.16	Stock Option Agreement for Sandra H. Stephens