Form 10QSB
period 2002-03-31
SOUTHFIRST BANCSHARES INC
filed 2002-05-15
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended:                       Commission File Number
     March 31, 2002                                      1-13640


                           SOUTHFIRST BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)




Delaware                                                             63-1121255
--------                                                       ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

126 North Norton Avenue, Sylacauga, Alabama                               35150
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                256-245-4365
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

Common Stock, par value $.01 per share                      810,794 shares
--------------------------------------              Outstanding at May 10, 2002
               Class

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION
Item 1: Financial Statements .............................................................           1

     Consolidated Statements of Financial Condition at March 31, 2002 (Unaudited)
     and September 30, 2001 ..............................................................           1

     Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended
     March 31, 2002 and 2001 .............................................................           2

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
     Six Months Ended March 31, 2002 .....................................................           3

     Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
     March 31, 2002 and 2001 .............................................................           4

     Notes to Consolidated Financial Statements (Unaudited) ..............................           6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations ....................................................................           8

PART II - OTHER INFORMATION ..............................................................          14

Item 1: Legal Proceedings ................................................................          14

Item 6: Exhibits and Reports on Form 8-K .................................................          14

SIGNATURES ...............................................................................          15


                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                          PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition
                March 31, 2002 (Unaudited) and September 30, 2001


                                                                                        March 31,             September 30,
                                                                                          2002                    2001
                                                                                      -------------           -------------
                                                                                                   (Unaudited)
                                          Assets
Cash and cash equivalents                                                             $   8,659,943           $   6,020,186
Interest-bearing deposits in other financial institutions                                 1,327,531                 898,533
Investment securities available-for-sale, at fair value                                  32,361,472              33,052,826

Loans receivable                                                                         90,796,283             102,713,340
Less allowance for loan losses                                                           (1,612,733)             (1,577,952)
                                                                                      -------------           -------------
   Net loans                                                                             89,183,550             101,135,388

Loans held for sale at cost (which approximates fair value)                                      --                 272,350
Foreclosed real estate, net                                                                 180,887                 251,183
Other repossessed assets                                                                      4,145                   6,700
Premises and equipment, net                                                               4,941,714               4,765,878
Federal Home Loan Bank stock, at cost                                                     2,229,800               2,229,800
Accrued interest receivable                                                                 768,028                 960,225
Other assets                                                                              3,155,001               1,601,146
                                                                                      -------------           -------------

   Total Assets                                                                       $ 142,812,071           $ 151,194,215
                                                                                      =============           =============

                           Liabilities And Stockholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                            $   4,088,802           $   3,349,326
      Interest bearing                                                                   96,148,890              95,706,254
                                                                                      -------------           -------------
         Total deposits                                                                 100,237,692              99,055,580
                                                                                      -------------           -------------

   Advances by borrowers for property taxes and insurance                                   213,957                 404,515
   Accrued interest payable                                                               1,043,410               1,328,183
   Borrowed funds                                                                        27,605,000              35,605,000
   Accrued expenses and other liabilities                                                   397,474                 518,398
                                                                                      -------------           -------------
        Total liabilities                                                               129,497,533             136,911,676
                                                                                      -------------           -------------

Stockholders' Equity:
   Common stock, $.01 par value, 2,000,000 shares authorized, 989,868 shares issued and 799,824 shares outstanding at March 31, 2002; 988,118
       shares issued and 861,130 shares outstanding at September 30, 2001                     9,996                   9,996
   Additional paid-in capital                                                             9,814,268               9,814,268
   Treasury stock, at cost (179,074 shares at March 31, 2002;
       116,018 shares at September 30, 2001)                                             (2,349,039)             (1,648,439)
   Deferred compensation on common stock employee benefit plans                            (354,731)               (383,442)
   Shares held in trust at cost (9,775 shares at March 31, 2002; 11,525
      shares at September 30, 2001)                                                        (107,161)               (126,411)
   Retained earnings                                                                      6,241,334               6,249,938
   Accumulated comprehensive other income                                                    59,871                 366,629
                                                                                      -------------           -------------
        Total stockholders' equity                                                       13,314,538              14,282,539
                                                                                      -------------           -------------

        Total Liabilities and Stockholders' Equity                                    $ 142,812,071           $ 151,194,215
                                                                                      =============           =============



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2002 and 2001


                                                                            Six Months Ended               Three Months Ended
                                                                                 March 31,                      March 31,
                                                                       ---------------------------    ---------------------------
                                                                          2002            2001           2002            2001
                                                                       -----------     -----------    -----------     -----------
Interest and dividend income:
   Interest and fees on loans                                          $ 3,603,608     $ 4,488,194    $ 1,705,970     $ 2,159,925
   Interest income on deposits in other financial institutions              53,186         159,623         29,726         105,908
   Interest and dividend income on investment securities                   734,902       1,151,562        334,616         544,010
                                                                       -----------     -----------    -----------     -----------
       Total interest and dividend income                                4,391,696       5,799,379      2,070,312       2,809,843
                                                                       -----------     -----------    -----------     -----------

Interest expense:
   Interest on deposits                                                  1,936,191       2,588,037        894,855       1,288,575
   Interest on borrowed funds                                              645,888       1,153,257        291,858         531,768
                                                                       -----------     -----------    -----------     -----------
      Total interest expense                                             2,582,079       3,741,294      1,186,713       1,820,343
                                                                       -----------     -----------    -----------     -----------

      Net interest income                                                1,809,617       2,058,085        883,599         989,500

Provision for loan losses (benefit)                                         25,096         (50,000)        25,096         (50,000)
                                                                       -----------     -----------    -----------     -----------
      Net interest income after provision for loan losses                1,784,521       2,108,085        858,503       1,039,500
                                                                       -----------     -----------    -----------     -----------

Other income:
   Service charges and other fees                                          224,113         203,732        105,356          99,537
   Employee benefit trust and consulting fees                              558,848         575,165        261,487         283,120
   Gain on sale of loans                                                   222,314         177,265         93,926         101,562
   Gain (loss) on sale of foreclosed real estate                             4,174           2,136          4,174              --
   Gain (loss) on sale of equipment                                         (4,180)             --         (4,541)             --
   Gain (loss) on sale of investment securities available-for-sale         170,180             859        170,180              --
   Other                                                                   359,334         171,511        282,913          80,077
                                                                       -----------     -----------    -----------     -----------
      Total other income                                                 1,534,783       1,130,668        913,495         564,296
                                                                       -----------     -----------    -----------     -----------

Other expenses:
   Compensation and benefits                                             1,694,427       1,569,835        883,478         800,862
   Net occupancy expense                                                   173,241         176,475         89,804          88,580
   Furniture and fixtures                                                  224,853         231,817        113,024         120,603
   Data processing                                                         165,629         158,831         78,911          83,004
   Office supplies and expense                                             198,777         217,677        100,641         109,566
   Deposit insurance premiums                                               36,797          32,763         21,210          16,329
   Goodwill amortization                                                    26,974          26,973         13,487          13,487
   Legal                                                                    91,184          55,652         45,884           8,852
   Other                                                                   279,691         224,874        156,801         110,164
                                                                       -----------     -----------    -----------     -----------
      Total other expenses                                               2,891,573       2,694,897      1,503,240       1,351,447
                                                                       -----------     -----------    -----------     -----------

      Income before income taxes                                           427,731         543,856        268,758         252,349

Income tax expense                                                         167,324         211,801        104,404          98,461
                                                                       -----------     -----------    -----------     -----------

      Net income                                                       $   260,407     $   332,055    $   164,354     $   153,888
                                                                       ===========     ===========    ===========     ===========

Earnings per share:
   Basic                                                                      0.31            0.36           0.20            0.17
   Diluted                                                                    0.31            0.36           0.20            0.17
Cash dividends declared                                                       0.30            0.30           0.15            0.15
Weighted average shares outstanding:
   Basic                                                                   833,718         910,102        808,235         910,102
   Diluted                                                                 835,768         912,858        811,600         911,160



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                     for the Six Months Ended March 31, 2002


                                                                     Deferred
                                                                   Compensation
                                                                     on Common
                                          Additional                   Stock        Shares               Accumulated     Total
                               Common      Paid-in      Treasury      Employee     Held in    Retained  Comprehensive Stockholders'
                                Stock      Capital       Stock      Benefit Plans   Trust     Earnings   Other Income    Equity
                              ---------  -----------  -----------  -------------- ---------  ---------- ------------- -------------
Balance at September 30,
   2001                       $   9,996  $ 9,814,268  $(1,648,439)   $(383,442)   $(126,411) $6,249,938    $366,629   $14,282,539
                                                                                                                      -----------


Comprehensive income:
   Net income                                                                                   260,407                   260,407

Change in net unrealized
   gain (loss) on available-
   for-sale securities, net
   of reclassification
   adjustments and income
   taxes of $188,013                                                                                       (306,758)     (306,758)
                                                                                                                      -----------

Total comprehensive
   income (loss)                                                                                                          (46,351)
                                                                                                                      -----------

Issuance of management
   recognition plan shares                                             (19,250)      19,250

Vesting of deferred
   compensation shares                                                  47,961                                             47,961

Acquisition of Treasury
   stock                                                 (700,600)                                                       (700,600)

Cash dividends declared                                                                        (269,011)                 (269,011)
                              ---------  -----------  -----------    ---------    ---------  ----------    --------   -----------

Balance at March 31, 2002     $   9,996  $ 9,814,268  $(2,349,039)   $(354,731)   $(107,161) $6,241,334    $ 59,871   $13,314,538
                              =========  ===========  ===========    =========    =========  ==========    ========   ===========


                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2002 and 2001


                                                                                                     2002                 2001
                                                                                                 ------------         ------------
Operating activities:
        Net income                                                                               $    260,407         $    332,055
        Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for loan losses                                                                25,096              (50,000)
              Depreciation and amortization                                                           169,367              186,112
              Gain on sale of securities                                                             (170,180)                (859)
              Gain on sale of loans                                                                  (222,314)            (177,265)
              Decrease in deferred loan origination fees                                              (35,623)              (4,931)
              Net amortization of premium on investment securities available-for-sale                  42,173              (92,047)
              (Gain) loss on sale of other property owned                                               4,180                   --
              (Gain) loss on sale of foreclosed real estate                                            (4,174)              (2,136)
              Loans originated for sale                                                            (9,334,716)          (9,384,790)
              Proceeds from sale of loans                                                           9,829,380            8,067,931
              (Increase) decrease in accrued interest receivable                                      192,197              180,919
              Increase in other assets                                                             (1,553,855)            (192,245)
              Deferred compensation expense                                                            47,961               51,601
              Increase (decrease) in accrued interest payable                                        (284,773)             110,609
              Increase (decrease) in accrued expenses and other liabilities                            67,089              (32,486)
                                                                                                 ------------         ------------

                   Net cash used in operating activities                                             (967,785)          (1,007,532)
                                                                                                 ------------         ------------

Investing activities:
        Net change in interest-bearing deposits in other financial institutions                      (428,998)             884,628
        Proceeds from calls and maturities of investment securities available-for-sale              2,304,907            3,623,603
        Purchase of investment securities available-for-sale                                      (11,540,400)            (770,000)
        Proceeds from sale of investment securities available-for-sale                              9,560,083            2,912,387
        Net decrease in loans                                                                      11,957,824            7,120,746
        Purchase of premises and equipment                                                           (345,042)             (86,022)
        Proceeds from sale of foreclosed real estate                                                  119,741              114,624
        Proceeds from sale of other assets                                                              6,200                   --
        Transfer from loans of real estate owned property                                             (45,271)            (619,341)
        Transfer from loans of other repossessed assets                                                (3,445)             (15,640)
                                                                                                 ------------         ------------

              Net cash provided by investing activities                                            11,585,599           13,164,985
                                                                                                 ------------         ------------



                                   (Continued)



See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2002 and 2001


                                                                                             2002                 2001
                                                                                         ------------         ------------
Financing activities:
        Increase (decrease) in deposits                                                  $  1,182,112         $ (1,035,126)
        Proceeds from borrowed funds                                                        6,600,000           13,200,000
        Repayment of borrowed funds                                                       (14,600,000)         (15,594,068)
        Cash dividends paid                                                                  (269,011)            (278,674)
        Acquisition of management recognition plan shares                                          --             (100,760)
        Acquisition of treasury stock                                                        (700,600)                  --
        Decrease in advances by borrowers for property taxes and insurance                   (190,558)              (5,757)
                                                                                         ------------         ------------

              Net cash used in financing activities                                        (7,978,057)          (3,814,385)
                                                                                         ------------         ------------


Increase (decrease) in cash and cash equivalents                                            2,639,757            8,343,068
Cash and cash equivalents at beginning of period                                            6,020,186            4,667,295
                                                                                         ------------         ------------

Cash and cash equivalents at end of period                                               $  8,659,943         $ 13,010,363
                                                                                         ============         ============


Supplemental information on cash payments:
        Interest paid                                                                    $  2,866,852         $  3,611,815
                                                                                         ============         ============

        Income taxes paid                                                                $    142,991         $    243,509
                                                                                         ============         ============

Supplemental information on non-cash transactions:
        Change in net unrealized gain on investment securities available-for-sale        $   (306,758)        $    418,088
                                                                                         ============         ============

        Real estate obtained through foreclosure                                         $     45,271         $    619,341
                                                                                         ============         ============





See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 2002 and 2001


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB, as of and for the quarter ended March 31, 2002, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst") and its wholly-owned subsidiaries, First Federal of the South ("First Federal") and SouthFirst Financial Services, Inc. ("SouthFirst Financial"), and First Federal's wholly-owned subsidiaries, Pension & Benefit Trust Company ("Pension & Benefit"), a Montgomery, Alabama based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the "Company" and as "SouthFirst."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three and six month periods ended March 31, 2002 and 2001. The results contained in the statements herein are not necessarily indicative of the results which may be expected for the entire year.

(2)      NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, an entity must perform an assessment of whether goodwill is impaired, as of the date of adoption, and test for impairment at least annually in accordance with the provisions of the Statement. The new standard will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         SFAS Nos. 142, 143 and 144 are required to be adopted October 1, 2002, with earlier application permitted. At this time, the impact of adopting these standards on the financial condition of the Company has not been determined.

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

         The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements found in Exhibit 99.1 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:


                                          Six Months Ended March 31, 2002                  Six Months Ended March 31, 2001
                                   ------------------------------------------       ---------------------------------------------
                                                    Employee                                           Employee
                                     Banking        Benefits                         Banking           Benefits
                                   Activities      Activities        Total          Activities        Activities         Total
                                   ----------      ----------      ----------       -----------       ----------      -----------
Interest and dividend income       $4,372,134       $ 19,562       $4,391,696       $ 5,781,052        $ 18,327       $ 5,799,379
Interest expenses                   2,582,079             --        2,582,079         3,741,294              --         3,741,294
                                   ----------       --------       ----------       -----------        --------       -----------
Net interest income                 1,790,055         19,562        1,809,617         2,039,758          18,327         2,058,085
Provision for loan losses              25,096             --           25,096           (50,000)             --           (50,000)
                                   ----------       --------       ----------       -----------        --------       -----------
Net interest income after
   provision for loan losses        1,764,959         19,562        1,784,521         2,089,758          18,327         2,108,085
Other income                          969,393        565,390        1,534,783           549,503         581,165         1,130,668
Other expenses                      2,346,117        545,456        2,891,573         2,201,925         492,972         2,694,897
                                   ----------       --------       ----------       -----------        --------       -----------
Income before income taxes            388,235         39,496          427,731           437,336         106,520           543,856
Income taxes                          152,196         15,128          167,324           171,204          40,597           211,801
                                   ----------       --------       ----------       -----------        --------       -----------
Net income                         $  236,039       $ 24,368       $  260,407       $   266,132        $ 65,923       $   332,055
                                   ==========       ========       ==========       ===========        ========       ===========


         There have been no variations from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)      SUPERVISORY AGREEMENT

         On March 22, 2002, First Federal entered into a Supervisory Agreement (the "Supervisory Agreement") with the Office of Thrift Supervision (the "OTS"). The Supervisory Agreement formalizes the current understanding of both First Federal and the OTS of the actions that First Federal and its board of directors must undertake to comply with the requirements of the OTS. Among other things, First Federal's board of directors must develop, adopt and implement certain policies and procedures to ensure appropriate monitoring of First Federal's internal audit and control functions, management, asset quality, and transactions with affiliates and insiders. Additionally, the OTS revoked the expanded, loans-to-one-borrower lending authority originally granted by the OTS on July 26, 1994.

(5)      SUBSEQUENT EVENTS

         On April 15, 2002, First Federal was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets, or approximately $43,000,000 at March 31, 2002, to a fixed amount of $22,000,000. At March 31, 2002, First Federal owed the Federal Home Loan Bank of Atlanta $25,250,000 in outstanding advances. The Federal Home Loan Bank of Atlanta has notified First Federal that it will not require First Federal's existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowing by First Federal (in excess of $22,000,000 in the aggregate) be approved through application by First Federal to the Federal Home Loan Bank of Atlanta's Credit Committee. Management believes that this reduction in the amount available under this credit line, because of the existing liquidity and other funding sources available to SouthFirst and First Federal, will have no adverse impact on the operations of SouthFirst or First Federal (See "Item 2:
         Management's Discussion and Analysis of Financial Condition and Results of Operation - Review of Financial Condition - Liquidity and Funding Sources," below).

         On April 17, 2002, the Company declared a regular dividend of $0.15 per share, payable on May 15, 2002 to stockholders of record on May 1, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended March 31, 2002 increased $10,466, or 6.8%, and decreased for the six months ended March 31, 2002 by $71,648, or 21.6%, compared to the same periods in fiscal 2001. Net interest income, after the provision for loan losses for the three months and six months ended March 31, 2002, decreased $180,997, or 17.4%, and $323,564, or 15.3%, respectively, compared to the same periods in fiscal 2001. Non-interest income increased $349,199, or 61.9%, for the three month period ended March 31, 2002, and increased $404,115, or 35.7%, for the six-month period ended March 31, 2002, compared to the same periods in fiscal 2001. Non-interest expense increased $151,793, or 11.2%, for the three month period ended March 31, 2002, and increased $196,676, or 7.3%, for the six month period ended March 31, 2002, compared to the same periods in fiscal 2001.

Primary earnings per common share, based on weighted average shares outstanding, was $.20 and $.17 for the three months ended March 31, 2002 and 2001, respectively, and $.31 and $.36 for the six months ended March 31, 2002 and 2001, respectively.

Those items significantly affecting net earnings are discussed in detail below.

NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-bearing assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Net interest income is directly related to the interest rate spread, which is the difference between the interest rates on interest-earning assets and interest-bearing liabilities.

As of March 31, 2002, the interest rate spread increased 1 basis point as rates earned on interest-earning assets decreased 148 basis points to 6.57%, while the cost of funds decreased 149 basis points to 3.80%, compared to the same three month period in fiscal year 2001. The average balance of interest-earning assets decreased $13.8 million, or 9.8%, from $139.8 million to $126.0 million, while the average balance of interest-bearing liabilities decreased $13.2 million, or 9.5%, from $138.1 million to $124.9 million. The combined effect of the changes in average balances and the changes in these rates resulted in a decrease in the interest rate spread from 2.83% to 2.80%, and a decrease in net interest income of $105,901, or 10.7%, and $248,468, or 12.1%, for the three months and six months ended March 31, 2002, respectively, compared to the same period in 2001.

NON-INTEREST INCOME

For the six months ended March 31, 2002, total non-interest income increased $404,000 to approximately $1,535,000, compared to the six months ended March 31, 2001. Employee benefit consulting fees decreased approximately $16,000 as a result of decreased commission income from Pension and Benefit Trust Company. Other non-interest income increased approximately $420,000, compared to the same period in fiscal 2001. This increase in other income is a result of the net difference of approximately $197,000 between the cash value of life insurance and the present value of benefits at retirement date on deferred compensation agreements with certain key employees, and an increase in gains from the sale of investment securities of approximately $169,000, and an increase in the gain on sale of loans of approximately $45,000. For the three-month period ended March 31, 2002, total non-interest income increased by approximately $349,000 to $913,000, compared to the same period in fiscal 2001. This increase was primarily the result of an increase of $6,000 from service charges and other fees, an increase in gains from the sale of investment securities of approximately $170,000, and the net difference of approximately $197,000 between the cash value of life insurance and the present value of benefits at retirement date on deferred compensation agreements with certain key employees. However, employee benefit consulting fees decreased approximately $22,000, compared to the same period in fiscal 2001.

NON-INTEREST EXPENSE

Total non-interest expense, for the six months ended March 31, 2002, increased by approximately $197,000 to $2,892,000, compared to $2,695,000 for the six months ended March 31, 2001. The increase is primarily due to increases in compensation and benefits of $125,000, legal expenses of $36,000 and other expenses of approximately $55,000. These increases were partially offset by a decrease of $7,000 in expenses for fixed assets, and a decrease of approximately $20,000 in office supplies and expenses, compared to the same period in fiscal 2001.

For the three month period ended March 31, 2002, total non-interest expense increased approximately $152,000 to $1,503,000, from $1,351,000 for the three-month period ended March 31, 2001. This increase resulted primarily from an increase in compensation and benefits of approximately $83,000 and an increase in legal expenses of approximately $37,000, while other expenses increased approximately $47,000. This increase encompasses an increase in fees of $10,000, with respect to home equity loans, an increase in insurance expenses of approximately $9,000, and an increase in miscellaneous operating expenses of approximately $15,000.

INCOME TAXES

The Company's effective tax rate for the three-month periods ended March 31, 2002 and 2001 was 39.1% and 38.8%, respectively, compared to the federal statutory rate of 34.0%. Income tax expense decreased approximately $44,000, or 20.9%, to $167,000, for the six months ended March 31, 2002, compared to $212,000 for the six months ended March 31, 2001, due to the decrease in pre-tax earnings.

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


                                                                    At or for the three months ended
                                                                                March 31,
                                                                   ---------------------------------
                                                                    2002                       2001
                                                                   ------                     ------
Return on assets                                                     0.46%                      0.39%
Return on equity                                                     4.94%                      4.03%
Equity-to-assets ratio                                               9.28%                      9.67%
Interest rate spread                                                 2.77%                      2.76%
Net interest margin                                                  2.80%                      2.83%
Total risk-based capital ratio                                      17.96%                     17.29%
Non-performing loans to loans                                        1.71%                      1.11%
Allowance for loan losses to loans                                   1.68%                      0.66%
Allowance for loan losses to average non-performing loans           97.90%                     59.52%
Ratio of net charge-offs to average loans outstanding                0.00%                      0.00%
Book value per common share outstanding                            $16.64                     $16.78


Significant factors affecting SouthFirst's financial condition during the six months ended March 31, 2002 are detailed below:

ASSETS

Total assets decreased $8,382,000, or 5.5%, from $151,194,000 at September 30, 2001 to $142,812,000 at March 31, 2002. Net loans decreased $11,952,000, or
11.8%, compared to September 30, 2001. This decrease was primarily due to the sale of loans to another financial institution in Dothan, Alabama, in the amount of $8,392,000, as a result of closing the Dothan loan production office as of February 28, 2002. Other decreases are due to seasonal changes in mortgage loan demand.

LIABILITIES

Total liabilities decreased approximately $7,414,000, or 5.4%, from $136,912,000 at September 30, 2001 to $129,498,000 at March 31, 2002. Deposits increased approximately $1,182,000 during the period, and borrowed funds decreased $8,000,000, while accrued expenses and other liabilities decreased approximately $121,000, compared to September 30, 2001. The increase in deposits was primarily attributable to a slowdown in deposit withdrawals as a result of favorable competitive rates offered. The decrease in borrowed funds is the result of the repayment of Federal Home Loan Bank advances in the amount of $7,000,000 and a repayment of $1,100,000 on an existing line of credit with Regions Bank. The decrease in accrued expenses is primarily the result of fluctuations in accounts payable balances.

LOAN QUALITY

Key to long-term earnings growth is maintenance of a high-quality loan portfolio. SouthFirst's directives in this regard are carried out through appropriate policies and procedures with respect to reviewing loans. The purposes of such policies and procedures are to provide a sound basis for new credit extensions and to provide an early recognition of problem assets, to allow the greatest flexibility in their timely disposition.

At March 31, 2002, the allowance for loan losses was $1,612,733, compared to $1,577,952 at September 30, 2001. This increase is primarily due to additional loan loss reserves recorded. SouthFirst recorded allowances for loan losses of $25,096 and $(50,000) in the six month periods ended March 31, 2002 and 2001, respectively. Non-performing loans at March 31, 2002 were approximately $1,647,000, compared to approximately $1,017,000 at September 30, 2001. At March 31, 2002 and September 30, 2001, the allowance for loan losses represented 1.62% and 1.52% of average loan balances, respectively. The allowances for loan losses are based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions, which includes analysis of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate, based upon the evaluations of the averages of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal.

INTEREST RATE SENSITIVITY

Changes in interest rates will not necessarily lead to changes in the net interest margin. The Company's goal is to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

To reduce the adverse effect of changes in interest rates on its net interest margin, the Company is pursuing various strategies to improve the rate sensitivity of its assets and stabilize net interest income.

LIQUIDITY AND FUNDING SOURCES

The Asset and Liability Committee of First Federal's board of directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, First Federal is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated. Presently, there is no specific standard or guideline regarding the application of the current regulatory requirement.

Under the previous regulation, First Federal was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of
(i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government, state or federal agency obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).

As of March 31, 2002, First Federal's average daily balance of liquid assets was approximately 36% of its December 31, 2001 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $8,600,000 in cash and cash equivalents, and approximately $27,500,000 in other qualifying assets. In addition, as of March 31, 2002, the fair market value of the

Company's investment securities portfolio, which is held for sale, was $32,361,472. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. As of March 31, 2002, the amount of deposits was $100,237,692, which amount represented an increase of $1,182,112 from the amount of deposits at September 30, 2001.

Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the "FHLBA"). As of March 31, 2002, the Company had a line of credit, based on prime, with Regions Bank in the amount of $4,000,000, which presently is scheduled to mature on June 1, 2002, and of which $2,355,000 has been borrowed and remains outstanding at this time. Further, as of April 15, 2002, First Federal's available line of credit from the FHLBA was changed from a variable amount, equal to 30% of total assets, or approximately $43,000,000 at March 31, 2002, to a fixed amount of $22,000,000. At March 31, 2002, First Federal owed the FHLBA $25,250,000 in outstanding advances. The FHLBA has notified First Federal that it will not require First Federal's existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowing by First Federal (in excess of $22,000,000 in the aggregate) be approved through application by First Federal to the FHLBA's Credit Committee. SouthFirst and First Federal currently are in discussions with other financial institutions with respect to obtaining additional funding sources for the Company.

Management believes that the Company's significant liquidity and existing funding sources are more than adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations, and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.

CAPITAL ADEQUACY AND RESOURCES

Management is committed to maintaining First Federal's capital at a level that would be sufficient to protect depositors, provide for reasonable growth, and comply fully with all regulatory requirements. Management's strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied the majority of its capital requirements through the retention of earnings.

As of March 31, 2002, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                               Percent of
                               Amount          Asset Base
                            -----------        ----------
Tangible capital            $14,300,000          10.13%
Core capital                 14,300,000          10.13%
Risk-based capital           15,149,000          17.96%


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

SouthFirst, in its earnings release on December 4, 2001, announced that First Federal had filed a complaint to recover the total amount of loss on a loan made to Vawter Properties and Resources, LP ("Vawter Properties"), an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of SouthFirst and First Federal, and personal guarantor of the loan. SouthFirst previously disclosed the allegations contained in the complaint in its Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001. Mr. Vawter resigned his positions as director of, both, SouthFirst and First Federal, vice-chairman of the Board of First Federal and member of First Federal's loan committee, on August 13, 2001.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


         EXHIBIT NUMBER    DESCRIPTION

         10.17 Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision (hereby incorporated by Reference from the Company's Form 8-K, filed on March 29, 2002)


(b) Reports on Form 8-K. On March 29, 2002, the Company filed a report on Form 8-K to report, under Item 5 (Other Events), that First Federal had entered into a Supervisory Agreement with the Office of Thrift Supervision. The Supervisory Agreement and a related press release were filed with such report as Exhibit 99.1 and Exhibit 99.2, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOUTHFIRST BANCSHARES, INC.



Date: May 14, 2002                     By: /s/ Joe K. McArthur
                                           ------------------------------------
                                           Joe K. McArthur
                                           Chief Executive Officer
                                           (principal executive officer)


Date: May 14, 2002                     By: /s/ Janice Browning
                                           ------------------------------------
                                           Janice Browning
                                           Controller, Treasurer
                                           (principal accounting officer)