Form 10QSB
period 2002-06-30
SOUTHFIRST BANCSHARES INC
filed 2002-08-14
CIK 925963

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
June 30, 2002	1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

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

Yes   [X]      No   [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	810,794 shares

Class	Outstanding at August 8, 2002

SOUTHFIRST BANCSHARES, INC.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Financial Condition
June 30, 2002 (Unaudited) and September 30, 2001

	June 30,	September 30,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$5,296,348	$6,020,186
Interest-bearing deposits in other financial institutions	1,024,724	898,533
Investment securities available-for-sale, at fair value	31,602,080	33,052,826
Loans receivable	91,607,617	102,713,340
Less allowance for loan losses	(1,217,264)	(1,577,952)

Net loans	90,390,353	101,135,388
Loans held for sale at cost (which approximates fair value)	1,013,420	272,350
Foreclosed real estate, net	378,580	251,183
Other repossessed assets	20,578	6,700
Premises and equipment, net	4,882,991	4,765,878
Federal Home Loan Bank stock, at cost	2,229,800	2,229,800
Accrued interest receivable	777,550	960,225
Other assets	2,589,043	1,601,146

Total Assets	$140,205,467	$151,194,215

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,881,805	$3,349,326
Interest bearing	94,061,880	95,706,254

Total deposits	97,943,685	99,055,580

Advances by borrowers for property taxes and insurance	267,903	404,515
Accrued interest payable	989,297	1,328,183
Borrowed funds	26,413,861	35,605,000
Accrued expenses and other liabilities	858,693	518,398

Total liabilities	126,473,439	136,911,676

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 989,868 shares issued and 799,824 shares outstanding at June 30, 2002; 988,118 shares issued and 861,130 shares outstanding at September 30, 2001	9,996	9,996
Additional paid-in capital	9,814,268	9,814,268
Treasury stock, at cost (179,074 shares at June 30, 2002; 116,018 shares at September 30, 2001)	(2,349,039)	(1,648,439)
Deferred compensation on common stock employee benefit plans	(330,750)	(383,442)
Shares held in trust at cost (9,775 shares at June 30, 2002; 11,525 shares at September 30, 2001)	(107,161)	(126,411)
Retained earnings	6,278,228	6,249,938
Accumulated comprehensive other income	416,486	366,629

Total stockholders’ equity	13,732,028	14,282,539

Total Liabilities and Stockholders’ Equity	$140,205,467	$151,194,215

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three and Nine Months Ended June 30, 2002 and 2001

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$5,181,512	$6,520,783	$1,577,904	$2,032,590
Interest income on deposits in other financial institutions	76,810	246,118	23,624	86,495
Interest and dividend income on investment securities	1,198,086	1,637,259	463,184	485,698

Total interest and dividend income	6,456,408	8,404,160	2,064,712	2,604,783

Interest expense:
Interest on deposits	2,732,073	3,837,258	795,882	1,249,221
Interest on borrowed funds	959,185	1,598,764	313,297	445,505

Total interest expense	3,691,258	5,436,022	1,109,179	1,694,726

Net interest income	2,765,150	2,968,138	955,533	910,057
Provision for loan losses (benefit)	(363,266)	(50,000)	(388,362)	—

Net interest income after provision for loan losses	3,128,416	3,018,138	1,343,895	910,057

Other income:
Service charges and other fees	320,873	318,301	96,760	114,569
Employee benefit trust and consulting fees	869,731	876,356	310,883	301,192
Gain on sale of loans	343,398	285,367	121,084	108,102
Gain (loss) on sale of foreclosed real estate	(14,606)	(5,031)	(18,780)	(7,167)
Gain (loss) on sale of equipment	(4,180)	(1,349)	—	(1,349)
Gain (loss) on sale of investment securities available-for-sale	163,757	859	(6,423)	—
Other	483,257	271,318	123,923	99,806

Total other income	2,162,230	1,745,821	627,447	615,153

Other expenses:
Compensation and benefits	2,641,554	2,334,035	947,127	764,200
Net occupancy expense	261,955	259,197	88,714	82,721
Furniture and fixtures	340,348	366,623	115,495	134,806
Data processing	241,338	245,087	75,709	86,256
Office supplies and expense	301,735	324,460	102,958	106,784
Deposit insurance premiums	57,866	48,783	21,069	16,020
Goodwill amortization	40,459	40,459	13,485	13,487
Legal	309,067	102,452	217,883	26,600
Other	444,144	338,588	164,453	133,917

Total other expenses	4,638,466	4,059,684	1,746,893	1,364,791

Income before income taxes	652,180	704,275	224,449	160,419
Income tax expense	248,295	275,314	80,971	63,513

Net income	$403,885	$428,961	$143,478	$96,906

Earnings per share:
Basic	0.49	0.47	0.18	0.11
Diluted	0.49	0.47	0.18	0.11
Cash dividends declared	0.45	0.45	0.15	0.15
Weighted average shares outstanding:
Basic	822,420	910,102	799,824	910,102
Diluted	825,397	912,242	805,971	914,540

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Nine Months Ended June 30, 2002

				Deferred
				Compensation
				on Common
		Additional		Stock	Shares		Accumulated	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Other Income	Equity

Balance at September 30, 2001	$9,996	$9,814,268	$(1,648,439)	$(383,442)	$(126,411)	$6,249,938	$366,629	$14,282,539

Comprehensive income:
Net income						403,885		403,885
Change in net unrealized gain on available-for-sale securities, net of reclassi- fication adjustments and income taxes of $30,757							49,857	49,857

Total comprehensive income								453,742
Issuance of management recognition plan shares				(19,250)	19,250			—
Vesting of deferred compensation shares				71,942				71,942
Acquisition of Treasury stock			(700,600)					(700,600)
Cash dividends declared						(375,595)		(375,595)

Balance at June 30, 2002	$9,996	$9,814,268	$(2,349,039)	$(330,750)	$(107,161)	$6,278,228	$416,486	$13,732,028

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2002 and 2001

	2002	2001

Operating activities:
Net income	$403,885	$428,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(363,266)	(50,000)
Depreciation and amortization	259,911	280,523
Gain on sale of securities	(163,757)	(859)
Gain on sale of loans	(343,398)	(285,367)
Decrease in deferred loan origination fees	(42,604)	(2,896)
Net amortization of premium on investment securities available-for-sale	(80,301)	(84,272)
Loss on sale of other property owned	4,180	—
Loss on sale of foreclosed real estate	14,606	5,031
Loans originated for sale	(15,926,891)	(14,889,283)
Proceeds from sale of loans	15,529,219	15,196,312
Decrease in accrued interest receivable	182,675	270,563
Increase in other assets	(987,897)	(81,400)
Deferred compensation expense	71,942	74,577
Increase (decrease) in accrued interest payable	(338,886)	77,031
Increase in accrued expenses and other liabilities	309,538	133,414

Net cash provided (used) by operating activities	(1,471,044)	1,072,335

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(126,191)	843,334
Proceeds from calls and maturities of investment securities available-for-sale	2,628,272	6,851,586
Purchase of investment securities available-for-sale	(14,642,587)	(6,834,375)
Proceeds from sale of investment securities available-for-sale	13,789,733	2,912,387
Net decrease in loans	11,146,364	7,289,222
Purchase of premises and equipment	(376,863)	(162,774)
Proceeds from sale of foreclosed real estate	214,413	529,976
Proceeds from sale of other assets	6,200	15,639
Transfer from loans of real estate owned property	(356,416)	(683,736)
Transfer from loans of other repossessed assets	(19,878)	(24,079)

Net cash provided by investing activities	12,263,047	10,737,180

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2002 and 2001

	2002	2001

Financing activities:
Decrease in deposits	$(1,111,895)	$(2,993,105)
Proceeds from borrowed funds	16,923,861	17,450,000
Repayment of borrowed funds	(26,115,000)	(24,434,068)
Cash dividends paid	(375,595)	(416,362)
Acquisition of management recognition plan shares	—	(115,368)
Acquisition of treasury stock	(700,600)	—
Increase (decrease) in advances by borrowers for property taxes and insurance	(136,612)	12,336

Net cash used in financing activities	(11,515,841)	(10,496,567)

Increase (decrease) in cash and cash equivalents	(723,838)	1,312,948
Cash and cash equivalents at beginning of period	6,020,186	4,667,295

Cash and cash equivalents at end of period	$5,296,348	$5,980,243

Supplemental information on cash payments:
Interest paid	$4,030,144	$3,837,258

Income taxes paid	$130,719	$254,170

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$49,857	$376,569

Real estate obtained through foreclosure	$356,416	$683,736

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002 and 2001

(1)	Basis of Presentation

Information filed on this Form 10-QSB, as of and for the quarter ended June 30, 2002, was derived from the financial records of SouthFirst Bancshares, Inc. (“SouthFirst”) and its wholly-owned subsidiaries, First Federal of the South (“First Federal”) and SouthFirst Financial Services, Inc. (“SouthFirst Financial”), and First Federal’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three and nine month periods ended June 30, 2002 and 2001. The results contained in the statements herein are not necessarily indicative of the results which may be expected for the entire year.

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements found in Exhibit 99.1 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Nine Months Ended June 30, 2002			Nine Months Ended June 30, 2001

		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total

Interest and dividend income	$6,422,751	$33,657	$6,456,408	$8,378,575	$25,585	$8,404,160
Interest expenses	3,691,258	—	3,691,258	5,436,022	—	5,436,022

Net interest income	2,731,493	33,657	2,765,150	2,942,553	25,585	2,968,138
Provision for loan losses (benefit)	(363,266)	—	(363,266)	(50,000)	—	(50,000)

Net interest income after provision for loan losses	3,094,759	33,657	3,128,416	2,992,553	25,585	3,018,138
Other income	1,293,378	868,852	2,162,230	860,465	885,356	1,745,821
Other expenses	3,821,998	816,468	4,638,466	3,315,946	743,738	4,059,684

Income before income taxes	566,139	86,041	652,180	537,072	167,203	704,275
Income taxes	215,420	32,875	248,295	211,605	63,709	275,314

Net income	$350,719	$53,166	$403,885	$325,467	$103,494	$428,961

There have been no variations from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)	Supervisory Agreement

On March 22, 2002, First Federal entered into a Supervisory Agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (the “OTS”). The Supervisory Agreement formalizes the current understanding of both First Federal and the OTS of the actions that First Federal and its board of directors must undertake to comply with the requirements of the OTS. Among other things, First Federal’s board of directors must develop, adopt and implement certain policies and procedures to ensure appropriate monitoring of First Federal’s internal audit and control functions, management, asset quality, and transactions with affiliates and insiders. Additionally, the OTS revoked the expanded, loans-to-one-borrower lending authority originally granted by the OTS on July 26, 1994.

(5)	Federal Home Loan Bank of Atlanta Advances

On April 15, 2002, First Federal was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets or approximately $42,000,000 at June 30, 2002, to a fixed amount of $22,000,000. At June 30, 2002, First Federal owed the Federal Home Loan Bank of Atlanta $22,900,000 in outstanding advances. The Federal Home Loan Bank of Atlanta has notified First Federal that it will not require First Federal’s existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowing by First Federal (in excess of $22,000,000 in the aggregate) be approved through application by First Federal to the Federal Home Loan Bank of Atlanta’s Credit Committee. Management believes that this reduction in the amount available under this credit line, because of the existing liquidity and other funding sources available to SouthFirst and First Federal, will have no adverse impact on the operations of SouthFirst or First Federal.

(6)	Subsequent Event

On July 17, 2002, the Company declared a regular dividend of $0.15 per share, payable on August 15, 2002 to stockholders of record on August 1, 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the three months ended June 30, 2002 increased $46,572, or 48.1%, and decreased for the nine months ended June 30, 2002 by $25,076, or 5.8%, compared to the same periods in fiscal 2001. Net interest income increased $45,476, or 5.0%, for the three months ended June 30, 2002, and decreased $202,988, or 6.8%, for the nine month period ending June 30, 2002, compared to the same periods in fiscal 2001. Non-interest income increased $12,294, or 2.0%, for the three month period ended June 30, 2002, and increased $416,409, or 23.8%, for the nine-month period ended June 30, 2002, compared to the same periods in fiscal 2001. Non-interest expense increased $382,102, or 28.0%, for the three month period ended June 30, 2002, and increased $578,782, or 14.3%, for the nine month period ended June 30, 2002, compared to the same periods in fiscal 2001.

Primary earnings per common share, based on weighted average shares outstanding, was $.18 and $.11 for the three months ended June 30, 2002, and 2001, respectively, and $.49 and $.47 for the nine months ended June 30, 2002 and 2001, respectively.

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

As of June 30, 2002, the interest rate spread increased 46 basis points as rates earned on interest-earning assets decreased 105 basis points to 6.53%, while the cost of funds decreased 151 basis points to 3.61%, compared to the same period in fiscal year 2001. The average balance of interest-earning assets decreased $11.0 million, or 8.0%, from $137.4 million to $126.4 million, while the average balance of interest-bearing liabilities decreased $9.6 million, or 7.2%, from $132.3 million to $122.8 million. The combined effect of the changes in average balances and the changes in rates discussed resulted in an increase in the interest rate spread from 2.46% to 2.92%, and resulted in an increase in net interest income of $45,476, or 5.0%, and a decrease in net-interest income of $202,988, or 6.8%, for the three months and nine months ended June 30, 2002, respectively, compared to the same periods in 2001.

Provision for Loan Losses

The provision for loan losses reflects a benefit of approximately $388,000 for the three month period ended June 30, 2002. This resulted primarily from the reclassification of a loan from “loss” to “doubtful.” The reclassification was based on a settlement agreement reached with a former director, among others, concerning this loan (see Part II, Item 1, “Legal Proceedings” below). The terms of the settlement agreement were previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

Non-Interest Income

For the nine months ended June 30, 2002, total non-interest income increased $416,000 to approximately $2,162,000, compared to the nine months ended June 30, 2001. Employee benefit consulting fees decreased approximately $7,000 as a result of decreased commission income from Pension and Benefit Trust Company, while losses from the sale of foreclosed real estate and other assets increased approximately $12,000. Other non-interest income increased approximately $435,000, compared to the same period in fiscal 2001. This increase in other income is a result of the net difference of approximately $189,000 between the cash value of life insurance and the present value of benefits at retirement date on deferred compensation agreements with certain key employees, an increase in gains from sale of investment securities of approximately $163,000, and an increase in the gain on sale of loans of approximately $58,000. For the three-month period ended June 30, 2002, total non-interest income increased by approximately $12,000 to $627,000, compared to the same period in fiscal 2001. This net increase was primarily the result of an increase of approximately $13,000 in the gain on sale of loans, and an increase in other income of approximately $24,000. These increases were partially offset by decreases of approximately $18,000 in service charges and other fees, increased losses of approximately $12,000 on the sale of foreclosed real estate, and increased losses of approximately $6,000 on the sale of investment securities, compared to the same period in fiscal 2001.

Non-Interest Expense

Total non-interest expense, for the nine months ended June 30, 2002, increased by approximately $579,000 to $4,638,000, compared to $4,060,000 for the nine months ended June 30, 2001. This increase is due primarily to increases in compensation and benefits of $307,000, legal expenses of $207,000 and other expenses of approximately $106,000. These increases were partially offset by a decrease of approximately $24,000 in expenses for fixed assets and occupancy, and a decrease of approximately $23,000 in office supplies and expenses, compared to the same period in fiscal 2001.

For the three month period ended June 30, 2002, total non-interest expense increased approximately $382,000, from $1,365,000 for the three-month period ended June 30, 2001 to $1,747,000. This increase resulted primarily from an increase of approximately $183,000 in compensation and benefits, an increase of approximately $191,000 in legal expenses, and an increase in other expenses of approximately $31,000. This increase encompasses an increase of $6,000 in fees relative to home equity loans, an increase of approximately $11,000 in insurance expenses, and an increase of approximately $15,000 in miscellaneous operating expenses. These increases were partially offset by a decrease of approximately $13,000 in expenses relating to fixed assets and occupancy, and a decrease of approximately $11,000 in data processing expenses. The legal expenses primarily relate to a civil lawsuit filed by the Company against, among others, a former director of the Company and First Federal, as described in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2001, and the subsequent settlement of this litigation, as described in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2002 (see Part II, Item 1, “Legal Proceedings” below). Legal expenses were also incurred in connection with the previously disclosed Supervisory Agreement (see Item 1, Note (4), “Supervisory Agreement” above).

Income Taxes

The Company’s effective tax rate for the nine month periods ended June 30, 2002 and 2001 was 38.1% and 39.1%, respectively, compared to the federal statutory rate of 34.0%. Income tax expense decreased approximately $27,000 or 1.0%, to $248,000 for the nine months ended June 30, 2002, as compared to $275,000 for the nine months ended June 30, 2001, due to the decrease in pre-tax earnings.

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

	At or for the three
	months ended June 30,

	2002	2001

Return on assets	0.41%	0.25%
Return on equity	4.25%	2.54%
Equity-to-assets ratio	9.54%	10.01%
Interest rate spread	2.92%	2.46%
Net interest margin	3.02%	2.65%
Total risk-based capital ratio	16.62%	16.59%
Non-performing loans to loans	1.45%	0.58%
Allowance for loan losses to loans	1.33%	0.66%
Allowance for loan losses to average non-performing loans	92.10%	113.55%
Ratio of net charge-offs to average loans outstanding	(0.29)%	0.02%
Book value per common share outstanding	$16.87	$16.80

Significant factors affecting SouthFirst’s financial condition during the nine months ended June 30, 2002 are detailed below:

Assets

Total assets decreased $10,989,000, or 7.3%, from $151,194,000 at September 30, 2001 to $140,205,000 at June 30, 2002. Net loans decreased $10,745,000, or 10.6%, compared to September 30, 2001. This decrease was due primarily to the sale of loans in the amount of $8,392,000 to another financial institution in Dothan, Alabama, as a result of closing the Dothan loan production office as of February 28, 2002, and an additional reduction in overall construction loans in the amount of $1,713,000, as a result of participation loans sold to two other financial institutions within the state of Alabama. Other decreases are due to seasonal changes in mortgage loan demand.

Liabilities

Total liabilities decreased approximately $10,438,000, or 7.6%, from $136,900,000 at September 30, 2001 to $126,473,000 at June 30, 2002. Deposits decreased approximately $1,100,000 during the period, and borrowed funds decreased $9,200,000, while accrued expenses and other liabilities decreased approximately $340,000, compared to September 30, 2001. The decrease in deposits was primarily attributable to the relatively low interest rate environment. Many customers with savings deposits have removed these accounts in search of higher yielding alternatives. The decrease in borrowed funds is the result of the reduction of Federal Home Loan Bank advances in the amount of $9,350,000 and a repayment of $3,355,000 on an existing line of credit with Regions Bank. The repayment of this line of credit was replaced by a new line of credit with First Commercial Bank in the amount of $2,413,861, of which $900,000 has been repaid. The decrease in accrued expenses is primarily the result of fluctuations in accounts payable balances.

Loan Quality

Key to long-term earnings growth is maintenance of a high-quality loan portfolio. SouthFirst’s directive in this regard is carried out through its policies and procedures for review of loans. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the greatest flexibility in their timely disposition.

At June 30, 2002, the allowance for loan losses was $1,217,264, compared to $1,577,952 at September 30, 2001. This decrease is due primarily to additional loan charge-offs of consumer loans, which were offset by a reduction of approximately $388,000 of the allowance for loan losses (see “Provision for Loan Losses” above). Non-performing loans at June 30, 2002 were approximately $1,322,000, compared to approximately $1,017,000 at September 30, 2001. At June 30, 2002, and September 30, 2001, the allowance for loan losses represented 1.33% and 1.52% of average loan balances, respectively. The allowances for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

Interest Rate Sensitivity

Changes in interest rates will not necessarily lead to changes in the net interest margin. The Company’s goal is to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturities of assets and liabilities.

To reduce the adverse effect of changes in interest rates on its net interest margin, the Company is pursuing various strategies to improve the rate sensitivity of its assets and stabilize net interest income.

Liquidity and Funding Sources

The Asset and Liability Committee of First Federal’s board of directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, First Federal is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated. Presently, there is no specific standard or guideline regarding the application of the current regulatory requirement.

Under the previous regulation, First Federal was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U.S. Government, state or federal agency obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).

As of June 30, 2002, First Federal’s average daily balance of liquid assets was approximately 33% of its March 31, 2002 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $2,332,000 in cash and cash equivalents, and approximately $30,969,000 in other qualifying assets. In addition, as of June 30, 2002, the fair market value of the Company’s investment securities portfolio, which is held for sale, was $31,602,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of June 30, 2002, the amount of deposits was $97,944,000, which amount represented a decrease of $1,112,000 from the amount of deposits at September 30, 2001.

Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of June 30, 2002, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature on May 24, 2003, and of which $1,514,000 has been borrowed and remains outstanding at this time. Further, as of April 15, 2002, First Federal’s available line of credit from the FHLBA was changed from a variable amount, equal to 30% of total assets, or approximately $42,000,000 at June 30, 2002, to a fixed amount of $22,000,000. At June 30, 2002, First Federal owed the FHLBA $22,900,000 in outstanding advances. The FHLBA has notified First Federal that it will not require First Federal’s existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowing by First Federal (in excess of $22,000,000 in the aggregate) be approved through application by First Federal to the FHLBA’s Credit Committee. SouthFirst and First Federal currently are in discussions with other financial institutions with respect to obtaining additional funding sources for the Company.

Management believes that the Company’s significant liquidity and existing funding sources are more than adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations, and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.

Capital Adequacy and Resources

Management is committed to maintaining First Federal’s capital at a level that would be sufficient to protect depositors, provide for reasonable growth, and comply fully with all regulatory requirements. Management’s strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied its capital requirements primarily through the retention of earnings.

As of June 30, 2002, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base

Tangible capital	$13,397,000	9.59%
Core capital	13,397,000	9.59%
Risk-based capital	14,487,000	16.62%

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

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. Management believes that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst’s or First Federal’s financial condition. Nonetheless, a description of certain, previously-disclosed litigation against a former director, and subsequent settlement thereof, follows:

The Company, in its earnings release on December 4, 2001, announced that First Federal had filed a complaint to recover the total amount of loss on a loan made to Vawter Properties and Resources, LP, an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of SouthFirst and First Federal, and personal guarantor of the loan. The Company previously disclosed the allegations contained in the complaint in its Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001.

Subsequently, on June 28, 2002, as previously announced by the Company in its Form 8-K filed with the Securities and Exchange Commission on July 2, 2002, First Federal entered into a settlement agreement (the “Settlement Agreement”) with the parties against whom the above complaint was filed, including Mr. Vawter (the “Settling Parties”). Under the terms of the Settlement Agreement (a form of which was filed as an exhibit to the Company’s Form 8-K filed on July 2, 2002), the Settling Parties collectively will pay the Company approximately $761,000 on or before August 27, 2002 (the “Settlement Amount”). The Settlement Amount is secured by four consent judgments, each for $761,000, in favor of First Federal, executed by four of the five Settling Parties, including Mr. Vawter. Further, the Settlement Amount is secured by a promissory note in the principal amount of $761,000, issued by Automatic Gas & Appliance Co., Inc., one of the Settling Parties, and personally guaranteed by each of the remaining Settling Parties.

Item 6: Reports on Form 8-K

(a)	Exhibits. The following Exhibit is filed with this report:

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. On July 2, 2002, the Company filed a report on Form 8-K to report, under Item 5 (Other Events), that First Federal had entered into a Settlement Agreement on June 28, 2002 with Charles R. Vawter, Jr., Charles R. Vawter, Sr., Vawter Properties & Resources, LP, Angela H. Vawter and Automotive Gas & Appliance Co., Inc. A form of the Settlement Agreement and a related press release were filed with such report as Exhibit 99.1 and Exhibit 99.2, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SOUTHFIRST BANCSHARES, INC

Date: August 14, 2002	By:	/s/ Joe K. McArthur

Joe K. McArthur
Chief Executive Officer
(principal executive officer)

Date: August 14, 2002	By:	/s/ Janice Browning

Janice Browning
Controller, Treasurer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.