Form 10KSB
period 2002-09-30
SOUTHFIRST BANCSHARES INC
filed 2002-12-24
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(✓)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

A Delaware Corporation
I.R.S. Employer Identification No. 63-1121255
126 North Norton Ave.
Sylacauga, Alabama 35150
(256) 245-4365

Securities Registered Pursuant to Section 12(b)
of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 par value	American Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g)
of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [   ]

     Issuer’s Revenues for the fiscal year ended September 30, 2002: $11,560,646

     The aggregate market value of the common equity held by non-affiliates of the Registrant (607,676 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant’s Common Stock on December 19, 2002 was $8,082,091. For the purposes of this response, officers, directors and holders of 10% or more of the Registrant’s Common Stock are considered the affiliates of the Registrant.

     The number of shares outstanding of the Registrant’s Common Stock as of December 19, 2002: 803,294 shares of $.01 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format: Yes [   ] No [✓]

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Management has endeavored in its communications, in its Annual Report, and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. (“SouthFirst,” or the “Company”) and the industry in which SouthFirst competes. Any “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst’s financial performance and could cause actual results for fiscal year 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. BUSINESS

Business of SouthFirst

     General

     SouthFirst Bancshares, Inc. (“SouthFirst” or the “Company”) was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South (“First Federal”), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision (“OTS”) for the purpose of becoming a holding company to own all of the outstanding common stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the “Conversion”), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst’s business primarily involves directing, planning and coordinating the business activities of its wholly-owned subsidiary, First Federal, along with First Federal’s two wholly-owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., D/B/A Pension & Benefit Trust Company (“Pension & Benefit”) an employee benefit plan consulting firm and trust company, located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a subsidiary, through which First Federal conducts a residential mortgage and construction lending operation. Further, SouthFirst organized, as a wholly-owned subsidiary, SouthFirst Financial Services, Inc. (“SouthFirst Financial”), located in Montgomery and Sylacauga, Alabama, through which SouthFirst provides insurance products and other financial services to the customers of First Federal. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

     To date, SouthFirst has neither owned nor leased any property, but, instead, has used the premises, equipment and furniture of First Federal. At the present time, because SouthFirst does not intend to employ any persons other than officers, it will continue utilizing the support staff of First Federal from time to time. Additional employees may be hired as appropriate to the extent SouthFirst expands in the future.

     Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which sets forth broad accounting and corporate governance reforms intended to restore confidence in the integrity of public-company disclosure and accounting practices. The Act is expected to have a significant impact on public companies, their officers, directors and stockholders, and the accounting and legal professions. Some provisions of the Act are effective immediately, while others will be effective as soon as the Securities and Exchange Commission (the “SEC”) adopts the relevant rules, which the SEC must do within mandated time periods. Until all of these rules are adopted, the Company will be unable to determine whether the Act will have a material impact on the operations of the Company and First Federal.

     CEO and CFO Certifications. The Act contains two separate provisions requiring principal executive officers and principal financial officers of public companies to make certifications with respect to such companies’ periodic reports to the SEC. One provision imposes criminal penalties and became immediately effective upon passage of the Act, while the other imposes civil penalties for certifications pursuant to recently adopted SEC rules. The Company’s Chief Executive Officer and Controller (principal financial officer), each, have submitted both certifications in connection with this Annual Report on Form 10-KSB. See “Certification(s)” following the signatures to this Annual Report on Form 10-KSB, and see Exhibit 99.2 attached hereto.

     Evaluation of disclosure controls and procedures, and changes in internal controls. Although the Act only addresses officer certifications, the SEC’s rules implementing the Act further require that public companies maintain disclosure controls and procedures that are designed to ensure that principal executive officers and principal financial officers are timely alerted to material information required to be disclosed by such companies in reports filed under the Securities Exchange Act of 1934. Thus, a new item has been added to periodic reports filed by public companies with the SEC, such as this Annual Report on Form 10-KSB, requiring that such companies describe officers’ conclusions regarding the effectiveness of disclosure controls and procedures, based on their evaluation made within the past 90 days, and whether there were significant changes in the company’s internal controls that could significantly affect these controls after the date of such officers’ evaluation. See “Item 14. CONTROLS AND PROCEDURES.”

Business of First Federal

     General

     First Federal was organized in 1949 as a federally chartered mutual savings and loan association under the name Sylacauga Federal Savings and Loan Association. In 1959, First Federal changed its name to First Federal Savings and Loan Association of Sylacauga. In the Conversion, First Federal changed its name to First Federal of the South. First Federal is a member of the Federal Home Loan Bank (the “FHLB”) System and its deposit accounts are insured up to the maximum amount allowable by the FDIC.

     At September 30, 2002, First Federal conducted business from four full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega, Clanton, and Centreville. In addition, SouthFirst Mortgage, the wholly-owned subsidiary of First Federal, operates a loan production office in the Alabama city of Hoover (a suburb of metropolitan Birmingham), primarily to enhance First Federal’s construction-lending activities in the growing residential markets of metropolitan Birmingham. First Federal also pursues other types of loans, such as consumer and commercial loans, in the Birmingham market area, as demands dictate.

     First Federal’s principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, residential constructions loans, mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and investment securities.

     First Federal’s revenues are derived principally from interest and fees on loans in its portfolio and from mortgage-backed securities, CMOs, investment securities portfolios and customer service fees. First Federal’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities, CMOs, FHLB advances and other investment securities. First Federal’s primary expense is interest paid on deposits.

     First Federal markets its one-to-four family residential loans and deposit accounts primarily to persons in Talladega, Chilton, and Bibb Counties in Alabama. Mortgage loans are generated from depositors, walk-in customers, referrals from local real estate brokers and developers and, to a limited extent, local radio and newspaper advertising. Construction-loan originations are attributable largely to First Federal’s lending officers’ reputations and their long-standing relationships with builders and developers in the market areas they serve. See “— Construction Lending.”

     First Federal offers its customers fixed-rate and adjustable-rate residential mortgage loans, residential construction loans, as well as other consumer loans, including savings account loans. Fixed-rate mortgage loans are generally sold upon origination to the secondary market. One-year adjustable-rate loans with 30-year maturities are generally originated for retention in First Federal’s loan portfolio. All consumer loans are retained in First Federal’s portfolio.

     To attract deposits, First Federal offers a selection of deposit accounts, including NOW accounts, money-market accounts, passbook savings accounts and certificates of deposit. First Federal offers competitive rates and relies substantially on customer service, advertising and long-standing relationships with customers to attract and retain deposits.

     Market Area

     First Federal’s primary deposit gathering and lending area covers Talladega, Chilton and Bibb Counties in central Alabama. To a lesser extent, First Federal’s deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 80,000 and Chilton County and Bibb County had populations of approximately 40,000 and 21,000, respectively, based on 2000 census data, as published by the U.S. Bureau of Vital Statistics. First Federal’s main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. First Federal’s branch office in the city of Talladega is situated approximately 55 miles east of Birmingham. First Federal’s Clanton office is located approximately 55 miles north of Montgomery. First Federal’s Centreville office is located approximately 25 miles south of Tuscaloosa. The loan production office of SouthFirst Mortgage, located in the city of Hoover, is situated within the Birmingham metropolitan area.

     First Federal is the largest financial institution headquartered in Sylacauga and is the second largest in Talladega County. Talladega County has a diversified economy, based primarily on textile and other manufacturing, wholesale, retail, mining, service, government, agriculture and tourism. Manufacturing accounts for approximately one-third of the total employment in Talladega County. The economy is generally stable, and there has been no substantial increase or decrease in the population in the last five years.

     Sylacauga’s economy is based primarily on major industrial employers such as ECC International, Inc., Sullivan Graphics, Inc., Avondale Mills, Blue Bell Ice Cream, Pursell Industries and Georgia Marble. Bowater, Inc., a paper manufacturer, is a major employer in Childersburg, Alabama, located 10 miles from Sylacauga in Talladega County. On November 1, 1999, Teksid, Inc. announced plans to build a new aluminum casting manufacturing facility. The new plant, operated by Teksid Automotive Components, Inc., is located in Sylacauga, and employs approximately 400 skilled workers.

     Talladega’s economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. On May 6, 1999, American Honda Motor Co., Inc. (“Honda”) announced plans to construct a comprehensive automobile manufacturing facility near the town of Lincoln, Talladega County, Alabama. The plant, completed in the Fall of 2001, is located on a 1,350-acre tract, approximately forty miles east of Birmingham and 20 miles north of the city of Talladega, and employs approximately 2,300 persons. The plant will employ 1,500 associates when it reaches its annual production capacity of 120,000 vehicles and 120,000 engines. Production began in the last quarter of 2001. In addition, Talladega is the home of the Talladega Superspeedway which hosts the EA Sports 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.

     First Federal’s Clanton office, in Chilton County, and Centreville office, in Bibb County, were each acquired by First Federal, as a result of the acquisition by SouthFirst of First Federal Savings and Loan Association of Chilton County, which acquisition was effective on October 31, 1997. Although Chilton and Bibb Counties are generally rural areas in which the economy is largely based on the growth and harvesting of peaches, each of these counties has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County employers include GulfStates Paper Corp., International Paper Corp. and Union Camp Corp. Both counties are in close proximity to the Birmingham metropolitan area. Bibb County is located near Tuscaloosa and the fast-growing town of Vance, the location of the Mercedes-Benz manufacturing plant.

     Residential Lending

     General

     First Federal’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans, secured by property located in First Federal’s market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal lending personnel. No loan brokers are used. Conventional residential loans are priced based on rates offered by the local competition and in the secondary market. At September 30, 2002, First Federal had $44.3 million, or 48% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income, while reducing credit risk by keeping loan delinquencies and losses to a minimum.

     First Federal offers conventional fixed-rate, one-to-four family mortgage loans, with terms of 15 and 30 years. Fixed-rate loans are generally underwritten according to, either, Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”) guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. Generally, First Federal holds a portion of its fixed-rate mortgage loans, with maturities not exceeding 15 years, in its portfolio as long-term investments.

     Adjustable-rate-mortgage (“ARM”) loans originated by First Federal consist of one, three, five, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost-of-funds indexes. At September 30, 2002, First Federal held approximately $32.3 million ARMs, which represented approximately 34.7% of First Federal’s total loan portfolio. First Federal’s ARM loans are subject to a limitation of 2.0% per year adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

     Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. First Federal’s lending policies, however, generally limit the maximum loan-to-value ratio to 95% of the appraised value of the property, based on an independent appraisal. For Federal Housing Administration (“FHA”), Veterans’ Administration (“VA”) and Farmers’ Home Loans, First Federal generally limits the maximum loan-to-value ratio to 100% of the appraised value of the property. When First Federal makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required.

     The loan-to-value ratio, maturity and other provisions of the residential real estate loans made by First Federal reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. For all residential mortgage loans originated by First Federal, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, employment and certain other information are verified; and, if necessary, additional financial information is requested. First Federal requires an independent appraisal, title insurance (or an attorney’s opinion), flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by First Federal. First Federal reserves the right to approve the selection of which title insurance companies’ policies are acceptable to insure the real estate in the loan transactions.

     Members of the First Federal Board of Directors receive a monthly summary of all loans which are closed. Construction loans in excess of $350,000 require authorizations by the Loan Committee of the First Federal Board prior to closing. First Federal issues written, formal commitments as to interest rates to prospective borrowers upon request on real estate loans at the date of application. The interest rate commitment remains valid for 30 to 60 days (the “lock-in period”) from the date of the application. Upon receipt of loan approval, the borrower has the balance of the lock-in period to close the loan at the interest rate committed.

     Originated mortgage loans held in First Federal’s portfolio generally include due-on-sale clauses which provide First Federal with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without First Federal’s consent. It is First Federal’s policy to enforce due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred.

     First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. On September 30, 2002, such loans amounted to $9.7 million. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 90% of the appraised value of the property. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

     Residential Lending — Birmingham Market Area

     In order to increase residential lending volume in the strong housing market in the Birmingham area, the residential mortgage lending activity of SouthFirst Mortgage was increased and re-structured. As a result of this re-structuring, Anna Vanderford was appointed as the Vice President of Residential Mortgage Loan Production for SouthFirst Mortgage. Ms. Vanderford has many years of residential mortgage lending experience in the Birmingham housing market. Further, Cindy Stevens was appointed as Vice President of Residential Mortgage Closing and Shipping. Ms. Stevens has extensive experience in the closing and shipping function. During fiscal year 2002, residential-loan originators were hired by SouthFirst Mortgage, along with the necessary back-office personnel required to meet increased residential loan volumes. During the quarter ended September 30, 2002, SouthFirst Mortgage had 65 residential loan originations totaling $10,589,313. For the years ended September 30, 2002 and September 30, 2001, First Federal had total residential loan originations (including the originations by SouthFirst Mortgage) of $28,567,757 and $19,428,273, respectively.

     Construction Lending

     SouthFirst Mortgage, Inc.

     The majority of the residential construction lending of First Federal is conducted in the Birmingham metropolitan area, through its wholly-owned subsidiary, SouthFirst Mortgage, located in Hoover, Alabama, a suburb of Birmingham. At September 30, 2002, committed construction loans secured by single-family residential property totaled $26.1 million; of this amount, approximately $4.4 million was not disbursed. SouthFirst Mortgage makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. SouthFirst Mortgage also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

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

     Construction loans are principally made to builders who have an established credit history with SouthFirst Mortgage and First Federal, as well as to builders who are referred by such borrowers. New builders must be approved by First Federal’s Loan Committee and, further, must display the same levels of knowledge and financial strength similar to that of existing builders. The application process includes a submission to SouthFirst Mortgage of plans, specifications and costs of the project to be constructed or developed. SouthFirst Mortgage and the Loan Committee of First Federal also review the borrower’s existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by the SouthFirst Mortgage and the Loan Committee. The residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an “as completed” basis. SouthFirst Mortgage generally obtains personal guarantees for all of its construction loans and converts many of its construction loans to permanent loans upon completion of the construction phase.

     Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand; and, thus, are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, SouthFirst Mortgage may be required to advance funds beyond the amount originally committed in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     During fiscal year ended September 30, 2002, the organizational structure of SouthFirst Mortgage was reviewed and revised by the Board of Directors of First Federal. Prior to fiscal 2002, SouthFirst Mortgage had primarily been focused on residential construction lending in the greater Birmingham market area, although a limited emphasis had been placed by SouthFirst Mortgage on permanent residential mortgage lending. However, the organizational structure necessary to respond to the strong demand for permanent residential mortgage loans, created by the continuing, strong housing market in the Birmingham area, was not in place at SouthFirst Mortgage. In addition, Margie Bryant, the President and CEO of SouthFirst Mortgage, left the employment of the company in fiscal year 2002. Also a further change in the organizational structure of SouthFirst Mortgage became necessary as result of a supervisory agreement imposed by the OTS on First Federal in fiscal year 2002 regarding, among other things, certain aspects of the construction lending function (See “Construction Lending – Supervisory Agreement and Organizational Restructure” below). As a result of the above mentioned factors, SouthFirst Mortgage was re-organized into two separate lending areas, residential construction lending and residential permanent mortgage lending, with each group having its own management officers. Senior management of First Federal has oversight of both lending groups as set forth by the Board of Directors. The organizational structure for SouthFirst Mortgage is set forth below.

     Supervisory Agreement and Organizational Restructure

     The construction-lending activity of SouthFirst Mortgage was placed under certain loan-amount restrictions, and related requirements, as a result of a supervisory agreement imposed on First Federal (the “Supervisory Agreement”), in March, 2002, by the OTS. See, also, “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS — Supervisory Agreement.” Subsequently, on August 8, 2002, Margie Bryant resigned as President and CEO of SouthFirst Mortgage.

     Pursuant to the requirements of the Supervisory Agreement, and in light of the resignation of Ms. Bryant, it was determined by the Board of Directors of First Federal that Senior Management of First Federal should provide direct managerial oversight of SouthFirst Mortgage. Thereafter, Joe K. McArthur, President and Chief Executive Office of First Federal, was appointed as the Chief Executive Officer of SouthFirst Mortgage, Sandra

Stephens, Executive Vice President and Chief Operating Officer of First Federal, was appointed as President of SouthFirst Mortgage, and Janice Browning, Vice President and Controller of First Federal, was appointed as Vice President and Controller of SouthFirst Mortgage.

     Further, certain Vice Presidents of First Federal were appointed as additional Vice Presidents of SouthFirst Mortgage, in order to perform credit review analysis and assist in certain administrative functions within the SouthFirst Mortgage construction lending and permanent mortgage lending operations. Any Vice President of SouthFirst Mortgage with construction lending authority can originate construction loans up to $350,000 with co-approval of another Vice President. Any construction loan between $350,000 and $500,000 must be presented to the loan committee of First Federal for approval. All construction loans greater than $500,000 require approval of the Board of Directors of First Federal.

     To further enhance the overall organizational structure of SouthFirst Mortgage, in, both, the residential lending and construction lending functions, SouthFirst Mortgage also named a Vice President of Billing and Collections who has many years of experience in the collection function with another financial institution.

     First Federal, pursuant to the provisions of the Supervisory Agreement, has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances, as well as provisions set forth in the Supervisory Agreement regarding construction lending are met and fairly stated.

     Commercial Lending

     At September 30, 2002, commercial lending totaled $13.5 million, or 14.5%, of First Federal’s total loan portfolio. First Federal’s commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

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

     Consumer Lending and Other Lending

     As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 2002, consumer loans totaled $4.8 million, or 5.2% of First Federal’s total loan portfolio. This amount includes $1.2 million of loans secured by savings accounts, $2.4 million of loans secured by vehicles, and $1.2 million in other secured loans.

     The underwriting standards employed by First Federal for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant’s monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Loan Approval

     All permanent residential mortgage loans, other than residential construction loans less than $350,000, are underwritten and approved by the loan committee of First Federal. Any Vice President of SouthFirst Mortgage

with construction lending authority, with the co-approval of another Vice President, has underwriting and loan approval authority for any construction loan up to $350,000. Construction loans in amounts greater than $350,000, but less than $500,000, must be approved by the loan committee of the First Federal Board of Directors. All permanent residential mortgage loans and residential construction loans in excess of $500,000 require approval of the Board of Directors of First Federal.

     Loan Origination, Commitment and Other Fees and Commissions

     In addition to interest earned on loans, First Federal charges fees for originating and making loan commitments, prepayments of non-residential loans, late payments, changes in property ownership and other miscellaneous services. The income realized from such fees varies with the volume of loans made or repaid, and the fees vary from time to time depending upon the supply of funds and other competitive conditions in the mortgage markets. Loan demand and the availability of money also affect these conditions. Fees, net of related origination costs, are deferred as an adjustment to yield. First Federal also charges commissions on the sale of credit life insurance and fees in connection with retail banking activities which are reflected in First Federal’s non-interest operations income.

     Competition

     First Federal has significant competition for its loan products in Talladega, Jefferson, Chilton and Bibb Counties and in the Birmingham market area. The cities of Birmingham, Sylacauga, Talladega and Clanton have a high density of financial institutions, some of which are larger, have a state-wide or regional presence and have greater financial resources than First Federal. First Federal also faces significant competition in attracting deposits in its relevant market areas. First Federal’s competition for its loan products comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with First Federal for loan customers. Credit unions, securities firms and mutual funds compete with First Federal in raising deposits. Many of these institutions also seek to provide the same community-oriented services as First Federal. First Federal competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. First Federal competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors. Competition in the financial services industry has increased significantly within the past several years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws cannot be fully assessed or predicted.

     First Federal is a community and retail-oriented financial institution serving its relevant market areas with deposit services and loan services. Management considers First Federal’s reputation for financial strength and quality customer service to be its major competitive advantage in attracting and retaining customers in its market areas.

     Data Processing

     First Federal has entered into a data processing agreement with Kirchman Corp. This data processing agreement provides for First Federal to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing and investment portfolio accounting.

     Employees

     First Federal presently employs 78 individuals on a full-time basis, including 24 officers, and 4 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

Business of Subsidiaries

     SouthFirst Mortgage, Inc.

     SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly-owned operating subsidiary of First Federal. Through SouthFirst Mortgage, First Federal is conducting residential mortgage and construction lending activities in Birmingham, Alabama, and intends to pursue such activities in other markets (See “Business of First Federal — Construction Lending — SouthFirst Mortgage, Inc.” above).

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

          Administrative Services

     The administrative services include: the preparation of the annual returns and reports for retirement plans (including Form 5500, or 5500-C/R, and related schedules and attachments), the preparation of summary plan descriptions, summary annual reports, statements of accrued benefits and various other notices and reports required under ERISA, and the preparation of accounting records for plan trustees, including the preparation and maintenance of participants’ accounts.

          Trust Services

     The trust services rendered by Pension & Benefit are limited to those trust services required by self-directed profit sharing plans, 401(k) plans and Employee Stock Ownership Plans.

     Magnolia Title Service, Inc.

     At September 30, 2002, SouthFirst owned a 50% interest in Magnolia Title Services, Inc. (“Magnolia”), a company which provides title insurance and related services to borrowers and lenders. Start-up losses at Magnolia have resulted in a write-off of SouthFirst’s investment, in the amount of $245,000. As a consequence, SouthFirst has undertaken programs to re-evaluate its ownership interest in Magnolia.

     SouthFirst Financial Services, Inc.

     SouthFirst Financial was incorporated on June 16, 2000, as the wholly-owned subsidiary of SouthFirst. Through SouthFirst Financial, SouthFirst provides insurance products and other financial services to the customers of First Federal and to others.

Supervision and Regulation

General

     With respect to the supervision and regulation of SouthFirst and First Federal, the OTS and the FDIC, along with other state and federal regulators, have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The system of regulation and supervision applicable to SouthFirst and First Federal establishes a comprehensive framework for the operations of SouthFirst and First Federal, and is intended primarily for the protection of the FDIC and the depositors of First Federal. Changes in the regulatory framework could have a material adverse effect on First Federal and its operations that, in turn, could have a material adverse effect on SouthFirst. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of SouthFirst.

Recently Enacted Legislation

     Sarbanes-Oxley Act of 2002

     See “Item 1. BUSINESS – Business of SouthFirst – Sarbanes-Oxley Act of 2002.”

Regulation of SouthFirst

     General

     As the owner of all of the stock of only one federal savings association, First Federal, SouthFirst is a “unitary” thrift holding company subject to regulatory oversight by the OTS and the SEC. As such, SouthFirst is required to register and file reports with the OTS and the SEC and is subject to regulation and examination by the OTS. In addition, the OTS’s enforcement authority over SouthFirst and its non-savings association subsidiaries permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of First Federal rather than for the benefit of stockholders of SouthFirst.

     Qualified Thrift Lender Test

     As a unitary thrift holding company, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that First Federal continues to qualify as a “qualified thrift lender” (see “—Regulation of First Federal — Qualified Thrift Lender Test” below). Although the Gramm-Leach-Bliley Act, enacted in November 1999, prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities, such prohibition does not apply to companies, such as SouthFirst, which became unitary thrift holding companies pursuant to applications filed with the OTS prior to May 4, 1999. Because SouthFirst filed its application prior to this date, it is considered a “grandfathered” unitary thrift holding company and, as such, retains its authority to engage in nonfinancial activities, but does not retain its ability to be acquired by a nonfinancial company. In the event that SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of SouthFirst and any of its subsidiaries (other than First Federal or any other savings association insured by the Savings Association Insurance Fund (“SAIF”)) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a Qualified Thrift Lender and were acquired in a supervisory acquisition.

     Restrictions on Acquisitions

     SouthFirst must obtain approval from the OTS before acquiring control of any other SAIF-insured association or savings and loan holding company. Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days’ written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisition of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings association or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. Control of a savings association or a savings and loan holding company is conclusively presumed to exist if, among other things, a person or group of persons acting in concert, directly or indirectly, acquires more than 25.0% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires 10.0% or more of any class of voting stock (or 25.0% of any class of stock) and is subject to any of certain specified “control factors.”

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) amended provisions of the Bank Holding Company Act of 1956 (the “BHCA”) to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund (“BIF”) with the approval of the appropriate federal banking agency and the Federal Reserve Board. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

     As discussed above, the Gramm-Leach-Bliley Act has further restricted the acquisitions of nonfinancial companies by unitary thrift holding companies formed after May 4, 1999, and has eliminated the acquisition of “grandfathered” unitary thrift holding companies, such as SouthFirst, as well as “new” unitary thrift holding companies (formed after May 4, 1999) by nonfinancial companies.

     Federal Securities Laws

     Shares of common stock of SouthFirst (“Common Stock”), held by persons who are affiliates (generally officers, directors and principal stockholders) of SouthFirst, may not be resold without registration or unless sold in accordance with certain resale restrictions. If SouthFirst meets specified current public information requirements, however, each affiliate of SouthFirst is able to sell in the public market, without registration, a limited number of shares of Common Stock in any three-month period.

Regulation of First Federal

     First Federal derives its lending and investing powers, as a federal savings association, from the Home Owners’ Loan Act, as amended (“HOLA”), which is implemented by regulations adopted and administered by the OTS. As a federal savings association, First Federal is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, First Federal’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of First Federal’s operations. First Federal’s deposits are insured by the SAIF, which is administered by the FDIC, to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings associations and may recommend enforcement actions against savings associations to the OTS.

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

     Insurance of Deposit Accounts

     First Federal’s deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insured institutions are members of either the SAIF or the BIF. Pursuant to FIRREA, an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC.

     Under FIRREA, the FDIC is given the authority, should it initiate proceedings to terminate an institution’s deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially or the institution fails to enter into and remain in compliance with an approved capital plan.

     Regardless of an institution’s capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator. The management of First Federal is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

     As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which the FDIC is directed to charge an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under the FDIC’s risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable.

     As a result of the recapitalization of the SAIF implemented by the Economic Growth and Regulatory Paperwork Reduction Act (the “Economic Growth Act”), SAIF-insured institutions were required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks were assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members were assessed at the same rate for FICO obligations.

     The Economic Growth Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as “well capitalized” or that have been found to have “moderately severe” or “unsatisfactory” financial, operational or compliance weaknesses. First Federal is classified as “well capitalized” and has not been found by the OTS to have such supervisory weaknesses.

     OTS Supervisory Assessments

     In addition to federal deposit insurance premiums, savings associations like First Federal are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on either a semi-annual or quarterly basis, as determined by the OTS on an annual basis, and is computed based on total assets of the institution, including consolidated subsidiaries, as reported in the association’s latest quarterly Thrift Financial Report. Regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in percentage increases for any savings association with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the savings association’s operations, which results in a percentage increase for a savings association that manages over $1 billion in trust assets, provides services for other loans aggregating more than $1 billion, or has certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon smaller savings institutions, whose total assets never exceeded $100 million, the OTS regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.

     Regulatory Capital Requirements

     General. The OTS has adopted capital regulations which establish capital standards applicable to all savings associations. To meet its regulatory capital requirements, a savings association must satisfy each of the following capital requirements: (i) a risk-based capital requirement, where a savings association’s minimum risk-based capital requirement shall be an amount equal to 8% of its risk-weighted assets; (ii) a leverage ratio requirement, where a savings association’s minimum leverage ratio requirement shall be: (a) for a savings association assigned a composite rating of 1on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 3%; (b) for all other savings associations which are assigned a value lower than 1 on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 4%; and (iii) a tangible capital requirement, where the savings association’s minimum tangible capital requirement shall be an amount equal to at least 1.5% of adjusted total assets.

     The OTS, also, has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 2002, First Federal was “well capitalized.” Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal’s activities.

     Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of “1,” the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. “Core capital” includes, generally, (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related surplus, (iii) non-withdrawable accounts and certain pledged deposits of mutual savings associations, (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association’s (A) investments in certain “non-includable” subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 2002, First Federal’s ratio of tangible and core capital to total adjusted assets was 9.69%.

     The “tangible capital” requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. “Tangible capital” means (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related earnings, (iii) non-withdrawable accounts and pledged deposits that qualify as core capital, and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not “includable subsidiaries”

     Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 2002, First Federal’s ratio of total capital to total risk-weighted assets was 15.91%.

     The OTS and other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gains are computed under the guidelines.

     The OTS regulations require a savings association with “above normal” interest rate risk to deduct a portion of such capital from its total capital to account for the “above normal” interest rate risk. A savings association’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e. the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market rates of interest (whichever results in a lower net portfolio value), divided by the estimated economic value of the savings association’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings association’s interest rate risk exposure is measured by the decline in the net portfolio value that would result from a 200 basis point increase or decrease in market interest rates, except when the 3-month Treasury bond equivalent yield falls below 400 basis points. In that case, the decrease would be equal to one-half of that Treasury rate.

     A savings association whose measured interest rate risk exposure exceeds 0.02 (2%) must deduct an interest rate risk component in calculating its total capital for purposes of determining whether it meets its risk-

based capital requirement. The interest rate risk component is an amount equal to one-half of the difference between its measured interest rate risk and 0.02, multiplied by the estimated economic value of its total assets. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association’s financial data on which the interest rate risk was computed.

     The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution’s risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources” for tables setting forth First Federal’s compliance with its regulatory capital requirements as of September 30, 2002.

     Prompt Corrective Action

     Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6.0% or greater, has a leverage capital ratio of 5.0% or greater and is not subject to any order, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and has either a leverage ratio of 4.0% or greater or has a leverage ratio that is 3.0% or greater, if the savings association receives a composite rating of 1 on the CAMELS financial institutions rating system, and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or has a Tier 1 risk-based capital ratio that is less than 4.0% or has either a leverage ratio that is less than 4.0% or has a leverage ratio that is less than 3.0% if the savings association receives a composite rating of 1 on the CAMELS financial institutions rating system; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) “critically undercapitalized” if the financial association has a ratio of tangible equity to total assets that is less than 2.0%. However, under certain circumstances, a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a “significantly undercapitalized” institution as “critically undercapitalized”). At September 30, 2002, First Federal was classified as a “well capitalized” institution.

     The severity of the action, authorized or required to be taken under the prompt corrective action regulations, increases as an association’s capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person, if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer’s average rate of compensation during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

     When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of FDICIA.

     Standards for Safety and Soundness

     Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvements Act of 1994, the federal banking agencies were required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have adopted interagency guidelines establishing standards for safety and soundness and final rules establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings associations to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings associations should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as compensation practices at comparable institutions. Additionally, the OTS guidelines require savings associations to maintain internal controls over their asset quality and earnings. Under the guidelines, a savings association should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the OTS determines that a savings association is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings association must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

     Dividends and Other Capital Distribution Limitations

     OTS regulations impose limitations upon savings associations’ capital distributions, such as cash dividends, payments to repurchase or otherwise acquire its shares, and other distributions charged against capital. Under the OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association’s net income for the year plus its retained net income for the prior two years, without application or notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Company, will continue to have to file a notice and to receive the approval of the OTS.

The OTS may disapprove a notice or deny an application regarding a proposed capital distribution, if the OTS determines that the proposed distribution by a savings association would constitute an unsafe or unsound practice or that, after making the distribution, the savings association would be “undercapitalized” under the OTS regulations.

     Qualified Thrift Lender Test

     HOLA requires savings associations to meet the Qualified Thrift Lender (“QTL”) test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code, as amended (the “Code”), by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution, or (ii) maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, a savings association’s total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. “Qualified thrift investments” includes various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) small business loans, (vi) credit card loans, (vii) education loans and (viii) shares in the FNMA, FHLMC and FHLB owned by the savings association. In addition, subject to a limit of 20% of portfolio assets, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities, or for financing small business in “credit needy” areas. At September 30, 2002, First Federal was a Qualified Thrift Lender.

     A savings association that does not maintain its status as a QTL in at least nine out of every 12 months must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank and for a savings association; (ii) the branching powers of the savings association are restricted to those of a national bank in the savings association’s home state; (iii) the savings association is not eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association are subject to the rules regarding payment of dividends by a national bank. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association has to register under, and become subject to, the requirements of the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify as a QTL within the three-year period after it fails the QTL test, it is required to cease any activity and not retain any investment not permissible for a national bank, and immediately repay any outstanding FHLB advances as promptly as prudently can be done, consistent with the safe and sound operation of the savings association. A savings association that has failed the QTL test may requalify as a QTL and be free of such limitations, but it may do so only once.

     Loans to One Borrower

     Under HOLA, savings associations are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount, not in excess of 10.0% of unimpaired capital and surplus, may be loaned, if such loan is secured by readily-marketable collateral, which is defined to include certain debt and equity securities and bullion, but generally does not include real estate. Prior to March 2002, First Federal had permission from the OTS to increase its loans to one borrower limit for single-family, residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers was 30.0% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150.0% of First Federal’s unimpaired capital and surplus. As a result of the Supervisory Agreement between First Federal and the OTS, entered into in March 2002, the 30% limit was revoked. See, also, “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS — Supervisory Agreement.”

     Lending Guidelines

     All financial institutions must adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies (the “Guidelines”). The Guidelines set forth, pursuant to the mandates of FDICIA, uniform regulations prescribing standards for real estate lending. “Real estate lending” is defined as the extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     Such real estate lending policies must address certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution’s board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended, divided by the appraised value of the property securing or being improved by the extension of credit, plus the amount of readily-marketable collateral or other acceptable collateral, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65.0%); land development (75.0%); construction (commercial, multifamily and nonresidential) (80.0%); improved property (85.0%). There is no maximum LTV limit for one-to-four family residential (owner occupied); however, any LTV ratio in excess of 90.0% requires appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     Certain institution may make real estate loans that do not conform with established LTV limits, up to 100.0% of the institution’s total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30.0% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are also exempt from the LTV ratios, such as loans guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds.

     Community Reinvestment

     Under the Community Reinvestment Act of 1977 (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications by the institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and to require the OTS to provide a written evaluation of an institution’s CRA performance, utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. First Federal received a satisfactory rating as a result of its latest evaluation on June 30, 1998.

     Consumer Credit Regulation

     First Federal’s mortgage lending activities are subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, and the regulations promulgated thereunder. These statutes and regulations, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the above regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to administrative enforcement actions, class action lawsuits and demands for restitution or loan rescission.

     Transactions with Affiliates

     Generally, statutory restrictions, promulgated in OTS regulations and by Section 23A and 23B of the Federal Reserve Act, limit the authority of First Federal to engage in transactions with affiliates. These restrictions require that transactions between a savings association, or its subsidiaries, and its affiliates be on terms as favorable to the institution as comparable transactions with non-affiliates. In addition, extensions of credit and certain other transactions with affiliates are restricted to an aggregate percentage of a savings association’s capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the institution. Affiliates of First Federal include, among others, SouthFirst and any company which would be under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. Currently, a subsidiary of a savings association that is not also a depository institution is not treated as an affiliate of the savings association for purposes of Section 23A and 23B of the Federal Reserve Act.

     A savings association’s authority to extend credit to its officers, directors and 10% stockholders, as well as to entities that such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these laws and regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a savings association may make to such persons based, in part, on the institution’s capital position, and require certain approval procedures to be followed. OTS regulations, with minor variations, apply Regulation O to savings associations.

     Branching by Federal Associations

     Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that either satisfies the QTL test or qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a “qualified thrift lender” under HOLA. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

     As of September 30, 2002, First Federal’s average daily balance of liquid assets was approximately 24.7% of its June 30, 2002 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $6,686,000 in cash and cash equivalents, and approximately $18,601,000 in other qualifying assets. As of September 30, 2002, the fair market value of the Company’s investment securities portfolio, which is held for sale, was $26,768,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.

     With respect to current funding sources, deposits provide a significant portion of SouthFirst’s cash flow needs and continue to provide a relatively stable, low cost source of funds. Other sources of funding used by SouthFirst include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Liquidity.”

     Federal Home Loan Bank System

     General. First Federal is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (the “FHFB”). The FHLBs maintain central credit facilities primarily for member institutions.

     First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or, (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta, at September 30, 2002, of $2,229,800.

     Federal Home Loan Bank Advances

     Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded from proceeds derived from the sale of consolidated obligations of the FHLB system. FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. Long-term advances may only be made for the purpose of providing funds for residential housing.

     On April 15, 2002, First Federal was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets, or approximately $42,000,000, to a fixed amount of $22,000,000. At September 30, 2002, First Federal owed the Federal Home Loan Bank of Atlanta $24,340,000 in outstanding advances. The Federal Home Loan Bank of Atlanta has notified First Federal that it will not require First Federal’s existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowings by First Federal (in excess of $22,000,000 in the aggregate) be approved through application by First Federal to the Federal Home Loan Bank of Atlanta’s Credit Committee. Management believes that this reduction in the amount available under this credit line, because of the existing liquidity and other funding sources available to SouthFirst and First Federal, will have no adverse impact on the operations of SouthFirst or First Federal.

     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 2002 and September 30, 2001, dividends were paid by the FHLB to First Federal in the amounts of $125,434 and $158,762, respectively. Were these dividends to be reduced, or were interest subsidies on future FHLB advances were to increase, First Federal’s net interest income likely would be reduced.

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $4.4 million of transaction accounts, while reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of depository institutions’ interest-earning assets. At September 30, 2002, First Federal was in compliance with the reserve requirements of the Federal Reserve Board.

     Savings associations have authority to borrow from the Federal Reserve Bank’s “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 2002.

ITEM 2. PROPERTIES.

     First Federal conducts its business through its main office located in Sylacauga, Alabama, branch offices located in Talladega, Clanton and Centreville, Alabama, and a loan production office in Hoover, Alabama. In addition, on November 24, 1998, First Federal purchased a parcel of land in Birmingham, Alabama at a price of $1,250,000, and on January 20, 1999, First Federal purchased a parcel of land in Dothan, Alabama at a price of $180,000.

     The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 2002. The total net book value of these properties at September 30, 2002 was approximately $4,199,000.

			Net Book Value	Deposits
	Leased		as of	as of
Location	or Owned	Date Opened	Sept. 30, 2002	Sept. 30, 2002

			(In thousands)
SouthFirst and First Federal
Main Office
126 North Norton Avenue Sylacauga, Alabama 35150	Owned	April 1966	$876	$39,221
Office/Storage Building
North Norton Avenue Sylacauga, Alabama 35150	Owned	November 1995	234	N/A
First Federal Branch Offices
301 West North Street Talladega, Alabama 35160	Owned	April 1961	176	14,353

102 Fifth Street North Clanton, Alabama 35045	Owned	November 1997	1,366	34,364
125 Olan Heights Shopping Center Centreville, Alabama 35042	Leased	November 1997	N/A	8,545
SouthFirst Mortgage
Loan Production Offices
3055 Lorna Road Birmingham, Alabama 35216	Leased	March 1994	1,257	N/A
Pension & Benefit
260 Commerce Street Third Floor Montgomery, Alabama 36101	Owned	April 1997	290	N/A

Total			$4,199	$96,483

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. SouthFirst and First Federal management believe that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst’s or First Federal’s financial condition. Nonetheless, descriptions of certain, previously-disclosed legal proceedings follow:

     On August 20, 2001, SouthFirst agreed to settle certain litigation claims with Bobby R. Cook, the former President of the Western Division of First Federal and a former member of the Boards of Directors of SouthFirst and First Federal. The terms of the settlement agreement, which were reduced to writing and executed by the parties as of December 11, 2001, provided for a payment of $570,000 to Mr. Cook. In exchange for the payment, SouthFirst received 13,856 shares of its common stock, which Mr. Cook owned and which had a market value of approximately $160,000 at the time of the settlement agreement. Based on this settlement agreement, SouthFirst accrued the excess of the proposed payment ($410,000) for the fiscal year ended September 30, 2001, and included this excess in the statement of operations under “other expenses,” as part of the “termination agreements” item, therein. SouthFirst treated the common stock that it received under this settlement agreement as treasury stock.

     In addition, in its earnings release on December 4, 2001, SouthFirst announced that First Federal had filed a complaint to recover the total amount of loss on a loan made to Vawter Properties and Resources, LP (“Vawter Properties”), an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of SouthFirst and First Federal, and personal guarantor of the loan. SouthFirst previously disclosed the allegations contained in the complaint in its Form 8-K as filed with the SEC on December 14, 2001. Mr. Vawter resigned his positions as director of both SouthFirst and First Federal, vice-chairman of the Board of First Federal and member of First Federal’s loan committee, on August 13, 2001.

     Subsequently, on June 28, 2002, as previously announced by SouthFirst in its Form 8-K filed with the SEC on July 2, 2002, First Federal entered into a settlement agreement with the parties against whom the above complaint was filed, including Mr. Vawter. Under the terms of this settlement agreement (a form of which was filed as an exhibit to SouthFirst’s Form 8-K filed on July 2, 2002), the parties to the settlement agreement, including Mr. Vawter, agreed to pay the Company approximately $761,000 on or before August 27, 2002. The payment of this agreed-upon settlement amount was secured by four consent judgments, each for $761,000, in favor of First Federal, executed by four of the five parties to the settlement agreement, including Mr. Vawter.

     Further, the payment of this agreed-upon settlement amount was secured by a promissory note in the principal amount of $761,000, issued by Automatic Gas & Appliance Co., Inc., one of the parties to the settlement agreement, and personally guaranteed by each of the remaining parties to the settlement agreement. On August 28, 2002, SouthFirst received full payment of the settlement amount from Mr. Vawter, in the amount of $761,000 (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Provision for Loan Losses”). Generally, under the terms of the settlement agreement, the obligations of the parties to the settlement agreement would have been fulfilled if Mr. Vawter, as the party to the settlement agreement who paid the agreed-upon settlement amount, did not become a debtor in any bankruptcy proceeding, within ninety-one (91) days after the full payment of such amount. To the best of SouthFirst’s knowledge, Mr. Vawter did not become a debtor in any bankruptcy proceeding within ninety-one (91) days of August 28, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended September 30, 2002 to a vote of security holders of SouthFirst.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 20, 2002, SouthFirst’s Common Stock was held by approximately 320 persons. SouthFirst’s Common Stock trades on the American Stock Exchange, under the symbol “SZB.” The following data reflects, by fiscal quarter, the high and low sale prices, as well as cash dividends declared for each quarter from October 1, 2000 through September 30, 2002:

			Cash
			Dividends
	High Sale	Low Sale	Declared(1)

Fiscal Year Ended September 30, 2002
First Quarter ended December 31, 2001	11	9 1/3	130,948
Second Quarter ended March 31, 2002	11 2/3	11	122,894
Third Quarter ended June 30, 2002	13	12 5/9	121,752
Fourth Quarter ended September 30, 2002	12 1/3	11 6/7	121,751
Fiscal Year Ended September 30, 2001
First Quarter ended December 31, 2000	10 1/8	8 4/9	$139,362
Second Quarter ended March 31, 2001	11	9 2/3	139,312
Third Quarter ended June 30, 2001	11 4/5	10 1/2	137,689
Fourth Quarter ended September 30, 2001	11 3/4	10 5/7	137,689

(1)	Certain cash dividends associated with SouthFirst’s Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See “Item 10. EXECUTIVE COMPENSATION — Management Recognition Plans” and “— Employee Stock Ownership Plan.”

     Holders of SouthFirst Common Stock are entitled to receive such dividends as may be declared by SouthFirst’s Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of SouthFirst’s Board of Directors based upon a number of factors, including the company’s earnings, financial condition, capital requirements, and other relevant factors. SouthFirst management presently intends to continue its present dividend policies. See “Item 1. BUSINESS — Supervision and Regulation — Regulation of First Federal — Dividends and Other Capital Distribution Limitations.”

     The amount of dividends payable by First Federal is limited by law and regulation. The need for First Federal to maintain adequate capital also limits dividends that may be paid to SouthFirst. Although Federal Reserve policy could restrict future dividends on SouthFirst Common Stock, such policy places no current restrictions on such dividends. See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources” and “Item 1. BUSINESS — Supervision and Regulation — Regulation of First Federal — Dividends and Other Capital Distribution Limitations.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of the major factors which affected SouthFirst’s results of operations and financial condition for the referenced periods.

     The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst’s operations during the two-year period ended September 30, 2002. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Forward Looking Statements

     As stated in the opening paragraph to this Annual Report on Form 10-KSB, entitled “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” this Annual Report on Form 10-KSB contains certain forward-looking statements, including management’s discussion and analysis of financial condition and results of operation under this Item 6. While SouthFirst believes that the statements contained in this Item 6, and throughout this Annual Report on Form 10-KSB, are accurate, SouthFirst’s business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and such factors could cause actual results to differ materially from the forward-looking statements that have been made herein.

Results of Operations

     Net Income

     For the fiscal year ended September 30, 2002, net income increased $1,092,898 (258.0%), from a (loss) of ($422,093) to a positive net income of $670,805. Earnings (losses) per common share were $0.82 and ($0.47) for the fiscal years ended September 30, 2002 and 2001, respectively. The increase in net income for fiscal 2002 was due primarily to a decrease in loan loss reserves, an increase in gain on sale of loans, an increase in the sale of investment securities available for sale, and an increase in other income. First Federal’s net interest income after provision for loan losses increased $1,415,069 (46.4%) during fiscal 2002, from $3,049,977 to $4,465,046. This increase was primarily attributable to a decrease in the provision for loan losses of $1,525,338, from $857,688 to ($667,650), the reasons for which are discussed below in the section entitled “Provision for Loan Losses.” This increase in net interest income was partially offset by a decrease in net interest income before provision for loan losses in the amount of $110,269 (2.8%) resulting primarily from a lag effect in the changes in interest rates between interest-earning assets and interest-bearing liabilities. Fee income received by Pension and Benefit Trust Company increased $43,632 (3.9%) during fiscal 2002, from $1,128,996 to $1,172,628. Other expenses increased $381,352 (6.3%) from $6,025,379 to $6,406,731 during fiscal 2002.

     For the fiscal year ended September 30, 2001, net income decreased $1,383,585 (142.9%) to ($422,093). Earnings (losses) per common share were ($0.47) for the fiscal year ended September 30, 2001. The decrease in net income in fiscal 2001 was due primarily to an increase in loan loss reserves, the settlement and termination of certain employment contracts and the decrease in interest rates.

     The components of net income discussed in the preceding paragraphs are discussed more fully below.

     Net Interest Income

     Net interest income was $3,797,000 for the twelve months ended September 30, 2002, which represents a decrease of $110,000 (2.8%) from fiscal 2001. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets and the interest cost associated with deposits and borrowed funds. The decrease in 2002 is primarily due to a decrease in the net interest rate spread. The net interest rate spread decreased as rates on interest-earning assets decreased one hundred and six (106) basis points to 6.63%, and the cost of funds also decreased one hundred thirty seven (137) basis points to 3.77%. The combined effect of the changes in average balances and rates on interest-earning assets and interest-bearing liabilities resulted in a decrease in net interest income.

     Net interest income was $3,908,000 for the twelve months ended September 30, 2001. This decrease of $868,000 (18.2%) over the comparable twelve months of fiscal 2000 was primarily the result of a decrease in the average balance of interest-earning assets from $150.9 million to $141.6 million, where the average balance of interest-bearing liabilities decreased from $143.2 million to $136.0 million. The combined effect of the changes in average balances and the decrease in the net interest rate spread resulted in the $868,000 decrease in net interest income for fiscal 2001.

     First Federal’s Asset/Liability Committee (“ALCO”) conducts a gap analysis in order to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. There can be no assurance, however, that such analysis will affect earnings positively.

     Rate/Volume Variance Analysis

     The following table sets forth information regarding the extent to which changes in interest rates, changes in volume of interest assets, and changes in volume of interest related assets and liabilities have affected First Federal’s interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume). Changes in rate/volume have been allocated proportionately between changes in volume and changes in rates.

	Year Ended September 30,

	2002 vs. 2001			2001 vs. 2000			2000 vs. 1999
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to			Due to			Due to

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

				(Dollar amounts in thousands)
Interest income:
Investment securities	$(286)	$(400)	$(686)	$(167)	$(20)	$(187)	$346	$204	$550
Loans receivable	(534)	(1,145)	(1,679)	(542)	(294)	(836)	278	603	881

Total interest income	(820)	(1,545)	(2,365)	(709)	(314)	(1,023)	624	807	1,431

Interest expense:
NOW accounts	14	(31)	(17)	(10)	(5)	(15)	(21)	(27)	(48)
Money market demand	(1)	—	(1)	(1)	—	(1)	(1)	(1)	(2)
Passbook savings	4	(41)	(37)	(15)	(8)	(23)	(33)	(20)	(53)
CDs other than Jumbos	(314)	(899)	(1,213)	(158)	151	(7)	(555)	(52)	(607)
Jumbos	(10)	(208)	(218)	59	107	166	167	12	179
Borrowed funds	(185)	(584)	(769)	(213)	(61)	(274)	1,165	138	1,303

Total interest expense	(492)	(1,763)	(2,255)	(338)	184	(154)	(722)	50	772

Change in net interest income	$(328)	$218	$(110)	$(371)	$(498)	$(869)	$(98)	$757	$659

     Interest Income

     Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $8,527,000, $10,892,000 and $11,915,000 for the twelve months ended September 30, 2002, September 30, 2001 and September 30, 2000, respectively. Average interest earning assets decreased $12,945,000 (9.1%) during 2002, decreased $9,269,000 (6.1%) during 2001 and increased $8,682,000 (6.1%) during 2000. The 2002 and 2001 yield decreased primarily due to decreasing rates on mortgage loans and residential construction loans during the year, while the 2000 yield increased, primarily due to increasing rates on residential construction loans during that period. Interest and fees on loans were $6,828,000, $8,506,000 and $9,342,000 for the twelve months ended September 30, 2002, September 30, 2001, and September 30, 2000, respectively. The decrease in loans receivable in 2002 was due to a decreasing rate environment with customers refinancing higher rate mortgages. The decrease in average loans receivable in 2002 was largely due to decreases in residential construction loans, home equity loans, and residential mortgage loans, some of which resulted from the closing of the loan production office in Dothan, Alabama during fiscal 2002, due to which loans were sold to another financial institution in Dothan in the amount of $8,392,000.

     Interest income on total investment securities available for sale decreased $509,000 (24.1%) to $1,600,000 in 2002. The average balance outstanding of investment securities available for sale decreased $5,612,000 (15.37%) to $30,907,000 in 2002, decreased $2,373,000 (6.1%) to $36,519,000 in 2001 and increased $4,212,000 (12.2%) to $38,891,000 in 2000. The yields on investment securities were 5.18% in 2002 and 5.78% in 2001. Interest income on total investment securities available for sale decreased $325,000 (13.3%) in 2001.

     Interest Expense

     Total average interest-bearing liabilities were $125,364,000, $136,000,000 and $143,213,000 for fiscal years 2002, 2001, and 2000, respectively. Interest bearing liabilities decreased by $10,636,000 (7.8%) in 2002, decreased by $7,213,000 (5.0%) in 2001 and increased by $9,036,000 (6.7%) in 2000. The rates paid on these liabilities decreased by 137 basis points to 3.77% in 2002, increased by 16 basis points to 5.14% in 2001, and increased by 23 basis points to 4.98% in 2000. Total interest expense was $4,730,000, $6,984,000 and $7,139,000 for 2002, 2001 and 2000, respectively, which represents a decrease of $2,254,000 (32.3%), a decrease of $155,000 (2.2%), and an increase of $772,000 (12.1%) during 2002, 2001, and 2000, respectively. The decrease in 2002 was primarily due to the decrease in interest-bearing liabilities, along with the reduction in interest rates. The decrease in 2001 was primarily the result of a decrease in interest-bearing liabilities, which was partially offset by an increase in interest rates. The increase in 2000 was primarily the result of an increase in interest-bearing liabilities.

     Interest on deposits, the primary component of total interest expense, decreased to $3,491,000 in 2002, decreased to $4,977,000 in 2001 and decreased to $4,858,000 in 2000. The average balance of interest-bearing deposits decreased to $95,363,000 in 2002, from $101,528,000 in 2001, representing a decrease of $6,165,000 (6.1%). In 2001, the balance of $101,528,000 in interest-bearing deposits represented a decrease of $3,560,000 (3.4%) from the balance of $105,088,000 in 2000.

     Interest expense on borrowed funds, including both short-term and other borrowed funds, was $1,239,000, $2,007,000 and $2,281,000 for fiscal 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily due to lower interest rates, along with principal reduction in borrowings of approximately $6,500,000. The decrease in 2001 was due to the repayment of FHLB advances with funds received from investments maturing and principal repayment of mortgage loans. The increase in 2000 was due to the funding of additional investments. The average balance of FHLB advances outstanding was $27,044,000, $31,717,000 and $34,861,000 for 2002, 2001, and 2000, respectively. The average balance of total borrowed funds, including both short-term and other borrowed funds, was $30,001,000 for 2002, $34,471,000 for 2001, and $38,125,000 for 2000.

     Provision for Loan Losses

     The provision for loan losses is based on management’s current assessment of the risk in the loan portfolio and is influenced primarily by the amount of recent loan losses. The provision for loan losses (benefit) was ($667,650), $857,688 and $5,572 for fiscal 2002, 2001 and 2000, respectively. The amount of the provision for loan losses for fiscal 2002 is primarily the result of a reversal of an additional provision for a loan which defaulted in the fourth quarter of fiscal 2001, in the principal amount of $657,000. This loan was made to Vawter Properties and Resources, LP, an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of SouthFirst and First Federal, and who personally guaranteed the loan. The total of the loan loss and the related expenses associated with this loan in the fourth quarter of 2001 was $713,000, including the loss of principal and unpaid interest, as well as related legal and accounting expenses. First Federal brought suit against Mr. Vawter, Vawter Properties and Resources, LP, and other related parties to recover the total amount of the loan loss and related expenses. A settlement was reached on August 28, 2002, from which First Federal received $761,000. See “Item 3. LEGAL PROCEEDINGS,” and, below, “– Financial Condition – Allowance for Loan Losses and Risk Elements.”

     First Federal’s provision for loan losses also reflects management’s current assessment of economic and other factors which management deems relevant to its risk analysis, including loan concentrations in particular markets, economic activity in particular markets, certain regulatory requirements regarding loan loss reserves and related safety and soundness issues, as well as management’s view of the general economic outlook.

     As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in First Federal’s primary market area of Talladega and Chilton Counties, Alabama. Management believes that the credit risks associated with one-to-four family residential mortgage loans are significantly lower than other loan types.

     Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures reduce the credit risks associated with this type of loan, and that its current provisions for loan losses in the construction loan portfolio (1%) is adequate in light of these policies and procedures. First Federal entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift. A significant portion of First Federal’s residential construction loans were originated in Hoover, Alabama, a suburb of Birmingham and one of the most affluent areas of the state. Since acquiring the portfolio, First Federal has not suffered a significant loss on a residential construction loan.

     There were no significant charge-offs in the total loan portfolio, in 2002, 2001 and 2000. In 2001, a provision for loan losses was made in the amount of $654,746, for the loan made to Vawter Properties (see “Item 3. LEGAL PROCEEDINGS”), which was recovered in fiscal 2002. Further, management has specifically reserved approximately $495,000, of which approximately $316,000 is reserved on a commercial loan to a used automobile dealership, and approximately $179,000 is reserved on a commercial, unsecured loan presently in litigation. Management believes that the allowances for loan losses, at September 30, 2002 ($854,013), is an adequate level relative to the total loan portfolio and to non-performing loans, and in light of the other factors, which are relevant to the assessment of risks in the loan portfolio.

     Future additions to the allowance for loan losses may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review First Federal’s allowance for loan losses and may require First Federal to recognize additions to the allowance for loan losses based upon information available at the time of such reviews.

     Other Income

     Other income increased $722,000 (31.3%) in 2002 from $2,311,000 in 2001. Other income increased $212,000 (10.1%) in 2001 from $2,100,000 in 2000. The increase in 2002 was due to an increase in fee income from Pension & Benefit Trust Company, from $1,129,000 to $1,173,000, an increase in the gain on the sale of mortgage loans, from $394,000 to $612,000, and an increase in the gain from the sale of certain investment securities available for sale, from $4,000 to $236,000. The increase in 2001 was due to an increase in fee income from Pension & Benefit Trust Company in the amount of $42,000, as well as an increase in the gain on the sale of mortgage loans and other income, in the amount of $156,000, from fiscal 2000.

     Service charges and other fees were $448,000, $443,000 and $440,000 in fiscal 2002, 2001 and 2000, respectively. The fluctuations are primarily due to changes in overdraft and non-sufficient charges.

     The gain on sale of mortgage loans increased $218,000 (55.4%) in 2002, increased $82,000 (26.2%) in 2001 and decreased $130,000 (29.5%) in 2000. The restructuring process in the mortgage banking division, with the addition of mortgage loan originators, along with the decrease in mortgage loan rates, has resulted in more volume of originations and sales of mortgage loans in fiscal 2002. The increase in 2001 was also the result of lower mortgage loan rates, which increased volumes and sales of mortgage loans. The decrease in 2000 was primarily due to a decrease in mortgage loan demand as a result of higher interest rates from prior years.

     The gain on sale of investment securities available for sale increased $232,000 in 2002, increased $8,000 in 2001 and decreased $2,400,000 in 2000. The increase in 2002 was the result of a gain, in the amount of $236,000, on the sale of certain investment securities. The decrease in 2000 was the result of selling FHLMC stock, at a gain of approximately $2,265,000, in 1999.

     Other Expense

     Total other expense increased to $6,407,000 in 2002, from $6,025,000 in 2001. Other expense decreased in 2000 to $5,299,000. This represented an increase of $382,000 (6.3%) in 2002, an increase of $726,000 (13.7%) in 2001, and a decrease of $532,000 (9.1%) in 2000.

     Compensation and benefits totaled $3,636,000, $3,118,000 and $2,901,000 for fiscal 2002, 2001 and 2000, respectively. These levels reflect an increase of $518,000 (16.6%) in 2002, an increase of $217,000 (7.5%) in 2001 and a decrease of $367,000 (11.2%) in 2000. The increases in 2002 and 2001 primarily were attributable to new salaries associated with a restructuring process (see “Item 1. BUSINESS – Business of First Federal – Residential Lending – Birmingham Market Area”), along with merit and cost of living raises and the costs of benefits associated with such increases. The decrease in 2000 was the result of streamlining operations and the reduction of employees through attrition.

     Expenses related to termination agreements were $0, $560,000, and $0 for fiscal 2002, 2001 and 2000, respectively. The expense in 2001 was related to the settlement of certain legal actions with a former director and officer, as well as other expenses under the employment contract of SouthFirst’s President and Chairman of the Board of Directors, who resigned. See “Item 3. LEGAL PROCEEDINGS” and “Item 10. EXECUTIVE COMPENSATION.”

     Income Tax Expense

     Income tax expenses (benefit) were $421,000, ($242,000) and $609,000 for fiscal 2002, 2001 and 2000, respectively. These levels represent an effective tax rate on pre-tax earnings (losses) of 39% in 2002, 36% in 2001 and 39% in 2000.

Supervisory Agreement

     On March 29, 2002, SouthFirst announced that First Federal, on March 22, 2002, had entered into the Supervisory Agreement with the OTS. A copy of the press release announcing the Supervisory Agreement and a copy of the Supervisory Agreement were included with SouthFirst’s Form 8-K filed with the SEC on March 29, 2002.

     The Supervisory Agreement formalized certain understandings between First Federal and the OTS with respect to actions that First Federal and its Board of Directors had to undertake to comply with the requirements of the OTS.

     Under the Supervisory Agreement, First Federal’s Board of Directors was required, among other things, to develop, adopt and implement appropriate lending policies and procedures before beginning any new types of lending activities or increasing the amounts of existing construction-lending activities.

     Further, the Board of Directors was required to review First Federal’s residential construction loan portfolio and establish limits on its residential construction lending in compliance with federal regulations and the Supervisory Agreement. As a result of the requirements set forth in the Supervisory Agreement and based upon further communications with the OTS, First Federal’s speculative construction lending, in the aggregate, is limited to 120% of First Federal’s tangible capital, which aggregate portfolio limit, as of September 30, 2002, was $16,300,000. The total amount of First Federal’s speculative construction loan portfolio, as of September 30, 2002, was equal to $13,863,000, which was 85% of First Federal’s tangible capital and, thus, well within the 120% limit. Management believes that this aggregate portfolio limit, as required by the Supervisory Agreement, will not have a material adverse effect on the amount of First Federal’s future net income to be derived from its construction-lending activities, as contemplated in the relevant projections included in the Business Plan and Strategic Plan of First Federal.

     Further, under the Supervisory Agreement, First Federal’s limits on loans to one borrower were reduced. Under federal law, the aggregate amount of loans that First Federal and SouthFirst Mortgage are permitted to make to any one borrower (in the aggregate) is generally limited to the greater of 15% (25% if the security has a readily ascertainable value) of unimpaired capital and surplus of First Federal, or $500,000. Prior to the effective date of the Supervisory Agreement, First Federal and SouthFirst Mortgage had received permission from the OTS to increase the applicable loans to one borrower limits for single-family residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers was 30% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150% of First Federal’s unimpaired capital and surplus.

     As a result of the Supervisory Agreement, however, the 30% limit was revoked, and First Federal and SouthFirst Mortgage now are required to comply with the normal regulatory limit of 15% of unimpaired capital and surplus of First Federal. At September 30, 2002, this 15% limit was equal to $2,171,000, and there was one (1) construction loan commitments from First Federal and/or SouthFirst Mortgage which remained in excess of this newly imposed loan limit, with the largest commitment being $2,710,000. The OTS has previously indicated to First Federal that the balance of the remaining non-compliant loans will be allowed to pay out through the ordinary course of loan payment collection, thus avoiding having to sell such loans.

     Most of First Federal’s construction lending relationships have been well below the 15% loan-to-one-borrower limit. As of March 22, 2002, the effective date of the Supervisory Agreement, there were only three (3) construction loan commitments in excess of that limit. Therefore, management believes that this reduction in individual loan-to-one-borrower limits will not have a material adverse effect on the amount of future net-income of First Federal to be derived from its construction lending activities, as contemplated in the relevant projections included in the Business Plan and Strategic Plan of First Federal.

     First Federal remains a well-capitalized institution, and the Supervisory Agreement has not resulted in any interruption of its day-to-day operations. The Supervisory Agreement will remain in place until modified, terminated or suspended by the OTS. A failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil money penalties.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether goodwill is impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the Statement. The new standard will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

     SFAS Nos. 142, 143 and 144 were adopted, and are effective as of, October 1, 2002. The Company does not anticipate that these statements will have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that such liability be measured initially at fair value, whereas prior guidance required the liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 provides guidance on the application of the purchase method to acquisitions of financial institutions. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

Interest Rate Sensitivity

     An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, First Federal’s exposure to “interest rate risk,” while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest earning assets (“ratio”). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. This ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal’s balance sheet structure and its use of the market approach to pricing liabilities, First Federal’s management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 2002, First Federal had a negative one-year cumulative ratio of (1.69%) and a five-year cumulative ratio of 7.40%, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 2001, First Federal had a negative one-year cumulative ratio of (12.68%) and a positive five-year cumulative ratio of 6.89%. During the declining interest rate environment of 2002, First Federal’s interest rate spread decreased. Consistent with a positive ratio during the increasing interest rate environment experienced in late 1994 and 1995, when interest rates increased further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced a decrease in its interest rate spread. Conversely, consistent with a negative ratio, during the declining interest rate environment experienced from 1991 through late 1994, when interest rates declined further and more rapidly on interest-bearing liabilities than on interest-earning assets, First Federal experienced an increase in its interest rate spread.

     There are other factors that may affect the interest rate sensitivity of First Federal’s assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of a loan. First Federal’s portfolio of one-to-four family residential mortgage loans included $24.4 million and $30.0 million (26.3% and 29.7% of First Federal’s total loan portfolio) of adjustable rate loans at September 30, 2002 and September 30, 2001, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the “Asset and Liability Management Report” prepared by Farin & Associates (the Strategic Asset Liability Management) in order to assist First Federal in determining First Federal’s gap and interest rate position. Through use of the Farin & Associates analysis, ALCO analyzed the effect of an increase or decrease of up to 300 basis points on the market value of First Federal’s portfolio equity (“MVPE”) at September 30, 2002 and September 30, 2001. At a 300 basis point increase, First Federal’s MVPE decreased approximately $5,165,000 and decreased $5,628,000 at September 30, 2002 and September 30, 2001, respectively, and, at a 300 basis point decrease, First Federal’s MVPE increased approximately $8,631,000 and increased $7,290,000 at September 30, 2002 and September 30, 2001, respectively. Management determined that these changes in MVPE were acceptable.

     The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal, as of September 30, 2002 and September 30, 2001. Maturity and repricing dates have been projected by applying the assumptions set forth below as to contractual maturity and repricing dates. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

Interest Rate Sensitivity Gap

	At September 30, 2002					At September 30, 2001

	One year	One to	Three to	Over		One year	One to	Three to	Over
	or less	three years	five years	five years	Total	or less	three years	five years	five years	Total

Interest-earning assets:
Mortgage loans	$54,649	$15,060	$10,616	$7,095	$87,420	$50,888	$17,074	$10,341	$17,103	$95,406
All other loans	4,168	2,507	1,126	989	8,790	4,103	2,012	565	206	6,886
Collateralized mortgage obligations	5,140	—	—	—	5,140	2,075	1,932	1,727	7,752	13,486
Mortgage-backed securities	2,193	2,873	2,086	4,086	11,238	2,337	2,359	1,564	2,518	8,778
Other Investments(1)	12,450	—	—	6,121	18,571	13,742	—	—	2,574	16,316

Total interest- earning assets	$78,600	$20,440	$13,828	$18,291	$131,159	$73,145	$23,377	$14,197	$30,153	$140,872

Interest-bearing liabilities:
Deposits	$56,007	$23,332	$8,012	$5,746	$93,097	$55,397	$25,618	$10,905	$3,645	$95,565
Borrowed funds	24,805	1,055	2,500	—	28,360	35,605	—	—	—	35,605

Total interest-bearing liabilities	$80,812	$24,387	$10,512	$5,746	$121,457	$91,002	$25,618	$10,905	$3,645	$131,170

Interest sensitivity gap	$(2,212)	$(3,947)	$3,316	$12,545	$9,702	$(17,857)	$(2,241)	$3,292	$26,508	$9,702
Cumulative interest sensitivity gap	$(2,212)	$(6,159)	$(2,843)	$9,702	$—	$(17,857)	$(20,098)	$(16,806)	$9,702
Ratio of cumulative interest sensitivity gap to total interest earning assets	(1.69)%	(4.70)%	(2.17)%	7.40%	—	(12.68)%	(14.27)%	(11.93)%	6.89%
Ratio of cumulative interest sensitivity gap to total assets of $141,179	(1.57)%	(4.36)%	(2.01)%	6.87%	—	(11.81)%	(13.29)%	(11.12)%	6.42%

(1)	Includes investments in overnight deposits.

     The Farin & Associates analysis for 2002 and the preceding table were based upon the contractual terms of the asset or liability and in consideration of the following assumptions regarding prepayment of loans, collateralized mortgage obligations (“CMOs”) and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management’s estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at approximately 8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 15% to 20%. The decay rates for money market demand accounts are assumed to be 47% for the first year and 40% for the second year. The decay rates for passbook accounts are assumed to be 22% for the first year and 22% thereafter, and the decay rates for NOW accounts are assumed to be 23% for the first year and approximately 22% thereafter. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal’s portfolio contain conditions which restrict the periodic change in interest rates.

Interest Rate Risk Strategy

     First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by attempting to balance the interest rate sensitivities of its assets and liabilities. First Federal’s strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $23,916,000 at September 30, 2002 and $32,652,000 at September 30, 2001. First Federal also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal’s interest rate risk exposure.

Effects of Inflation and Changing Prices

     Inflation generally increases the costs of funds and operating overhead, and, to the extent that loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase and would likely reduce First Federal’s earnings from such activities. Further, First Federal’s income from the sale of residential mortgage loans in the secondary market likely would decrease if interest rates increased.

Average Balance, Interest, Yields and Rates

     The following table sets forth certain information relating to First Federal’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

     The following table also presents information for the periods indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings associations have traditionally used as an indicator of profitability. Another indicator of an institution’s net interest income is its “net yield on total interest-earning assets,” which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets reflect or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Average Balance, Interest, Yields and Rates

				Year Ended September 30,

		2002		2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest Earning Assets:
Interest earnings deposited in other financial institutions	$1,131,360	$99,189	8.77%	$916,802	$276,257	30.13%	$1,171,156	$138,758
Total investment securities	30,907,198	1,600,346	5.18%	36,518,896	2,109,156	5.78%	38,891,644	2,433,984	6.26%
Loans receivable	96,599,905	6,827,657	7.07%	104,148,074	8,506,455	8.17%	110,789,666	9,342,440	8.43%

Total interest earning assets	128,638,463	8,527,192	6.63%	141,583,772	10,891,868	7.69%	150,852,466	11,915,182	7.90%
Allowance for loan losses	(1,386,892)			(770,245)			(736,726)
Cash and amounts due from depository institutions	6,341,587			7,237,695			4,404,043
Premises and equipment	4,881,979			4,938,849			5,054,685
FHLB stock, at cost	2,229,800
Foreclosed real estate	226,899			535,006			383,862
Accrued interest receivable	783,703			965,109			1,055,087
Other assets	2,532,819			1,504,934			1,714,340
Investments in Affiliates	—			4,116			14,006

Total Assets	$144,248,358			$155,999,236			$162,741,763

Interest Bearing Liabilities:
Deposits:
NOW accounts	$10,968,447	$142,688	1.30%	$9,929,758	$159,740	1.61%	$10,581,025	$175,539	1.66%
Money market demand	66,441	850	1.28%	144,497	1,992	1.38%	219,418	3,371	1.54%
Statement savings	11,946,198	179,579	1.50%	11,650,760	216,553	1.86%	12,476,710	240,270	1.93%
CDs, other than Jumbos	64,985,484	2,830,798	4.36%	72,197,589	4,044,144	5.60%	75,020,005	4,050,687	5.40%
Jumbo certificates	7,396,298	336,800	4.55%	7,605,523	554,878	7.30%	6,790,810	388,441	5.72%

Total interest-bearing deposits	95,362,868	3,490,715	3.66%	101,528,127	4,977,307	4.90%	105,087,968	4,858,308	4.62%
Borrowed funds	30,000,755	1,239,081	4.13%	34,471,370	2,006,896	5.82%	38,124,848	2,280,558	5.98%

Total interest-bearing liabilities	125,363,623	4,729,796	3.77%	135,999,497	6,984,203	5.14%	143,212,816	7,138,866	4.98%
Non-interest bearing demand accounts	3,472,967			2,836,095			3,128,850
Advances by borrowers for property taxes	258,250			310,794			323,424
Accrued interest payable	1,032,802			1,342,510			1,113,935
Income taxes payable	9,084			231,595			111,491
Accrued expenses and other liabilities	381,893			286,462			495,292

Total liabilities	130,518,619			141,006,953			148,385,808
Stockholders’ equity	13,729,739			14,992,283			14,355,955

Total liabilities & stockholders’ equity equity	$144,248,358			$155,999,236			$162,741,763

Net interest income		$3,797,396			$3,907,665			$4,776,316

Interest rate spread			2.86%			2.56%			2.91%
Net yield on total interest earning assets			2.95%			2.76%			3.17%
Average interest-earning assets to average total interest-bearing liabilities ratio			102.61%			104.11%			105.33%

Financial Condition

     Investment Securities

     First Federal’s portfolio of investment securities available for sale totaled $26,768,000 and $33,053,000 at September 30, 2002, and September 30, 2001, respectively.

     The composition of First Federal’s total investment securities portfolio partly reflects First Federal’s former investment strategy of providing acceptable levels of interest income from portfolio yields while maintaining a level of liquidity, allowing First Federal a degree of control over its interest rate position. In previous years, First Federal invested primarily in investment grade CMOs and mortgage-backed securities because of their liquidity, credit quality and yield characteristics. The yields, values and duration of such securities generally vary with interest rates, prepayment levels, and general economic conditions and, as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such securities also may have longer stated maturities than other securities, which may result in further price volatility.

     With First Federal’s purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, First Federal revised its investment strategy, curtailing its purchases of CMOs and mortgage-backed securities and utilizing principal repayments on these securities to fund construction loans. Accordingly, First Federal did not purchase any CMOs or mortgage-backed securities from 1994 through 1997. However, as a result of First Federal’s acquisition of First Federal Savings and Loan of Chilton County in October 1997, First Federal acquired approximately $466,000 in CMOs and $16,101,000 in mortgage-backed securities. In addition, as a result of the excess cash on hand from the Chilton County acquisition, First Federal purchased approximately $18,670,000 in mortgage-backed securities in 1998. During 1999, First Federal purchased approximately $10,500,000 of FNMA and FHLMC adjustable rate CMOs that reprice to LIBOR on a monthly basis. These CMOs were funded by FHLB advances that also reprice each month to LIBOR. This investment arbitrage is projected to produce a positive interest rate spread of approximately 1%.

     During fiscal year 2002, as interest rates declined, First Federal sold $7,750,000 of FNMA adjustable rate CMOs and repaid FHLB advances to reduce the risk associated in having the repricing of long-term investments and shorter-term liabilities. A pre-tax loss occurred from the sale of these investments in the amount of $8,485. As of September 30, 2002, First Federal has approximately $3,000,000 in adjustable rate FNMA CMOs and FHLB advances outstanding in the original arbitrage.

     Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 2002, 2001 and 2000 were $674,700, $1,774,000 and $1,938,000, respectively. As of September 30, 2002, First Federal had an investment in U. S. Government agencies of $9,867,000, compared to $9,590,000 as of September 30, 2001. At September 30, 2002, First Federal had investments of approximately $2,238,000 in equity securities, such as FHLB stock and other common stock.

     The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 2002, 2001 and 2000.

		Total Fair Value

	2002	2001	2000

	(in thousands)
Investment Securities AFS:
U.S. Treasury securities	$—	$—	$2,761
U.S. Government Agency	9,867	9,590	8,901
Corporate obligations	98	—	—
Mortgage-backed securities	11,679	9,127	10,096
Collateralized mortgage obligations	5,115	13,495	13,602
Other investments	8	841	737

Total Investment Securities Available for Sale	$26,767	$33,053	$36,097

     At September 30, 2002, First Federal owned CMOs totaling $5,115,000. These securities are all backed by federal agency guaranteed mortgages.

     The mortgage backed securities portfolio, totaling $11,679,000 at September 30, 2002, consists of fixed rate mortgages in the amount of $11,315,000 and ARMs in the amount of $364,000. When purchasing these securities, First Federal looks at various prepayment speeds and makes such purchases based on the ability to accept the yield and average life, based on both increasing and decreasing prepayment speeds.

     The following tables present the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 2002:

		Maturities of
		Investment Securities

		After one	After five
	Within	through	through	After
	one year	five years	ten years	ten years

		(In thousands)
U.S. Government agencies, excluding mortgage-backed securities	$88	$1,742	$1,671	$6,366
Mortgage-backed securities	—	229	1,378	10,072
Collateralized mortgage obligations	—	—	1,775	3,340
Corporate obligations	—	98	—	—

Total Investment Securities Available for Sale	$88	$2,069	$4,824	$19,778

		Weighted Average Yields
		(Taxable-equivalent basis)(1)

		After one	After five
	Within	through	through	After
	one year	five years	ten years	Ten years

		(In thousands)
U.S. Government agencies, excluding mortgage-backed securities	7.196%	5.829%	5.916%	6.848%
Mortgage-backed securities	—	6.766%	6.173%	6.186%
Collateralized mortgage obligations	—	—	3.939%	2.370%
Corporate obligations	—	—	7.125%	—
Total Weighted Average Yield	7.196%	5.938%	5.299%	5.755%

(1)	None of First Federal’s investment securities are tax exempt.

     The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayment rates are based on normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of First Federal’s CMOs and mortgage-backed securities, at September 30, 2002:

Principal Payments Expected During the Year Ended September 30, (Dollars in thousands)

									Weighted
							Carrying	Fair	Average
	2003	2004	2005	2006	2007	Thereafter	Value	Value	Yield

Collateralized mortgage Obligations	$3,198	$652	$386	$339	$148	$371	$5,141	$5,115	2.92%
Mortgage-backed securities	2,636	2,020	1,451	1,127	889	3,140	11,239	11,679	6.20%
Agencies	4,841	4,700	—	—	—	—	9,507	9,867	6.51%
Corporate obligations	—	98	—	—	—	—	100	98	7.13%

Loans

     Total loans of $92,985,000, at September 30, 2002, reflected a decrease of $8,150,000 (8.1%) compared to total loans at September 30, 2001. Total loans of $101,135,000, at September 30, 2001, reflected a decrease of 6.7% from total loans of $108,354,000, at September 30, 2000. The decrease in the volume of loans for fiscal 2002 was due primarily to the sale of loans in the amount of $8,392,000 to another financial institution in Dothan, Alabama, as result of closing the Dothan loan production office in February 2002. Other decreases are due to seasonal changes in mortgage and construction lending demand. The increases from fiscal 1998 through fiscal 2000 were due to loans generated in the normal course of business. First Federal has experienced strong demand in its one-to-four family construction loan portfolio since First Federal’s purchase of the construction loan portfolio of First Federal Savings and Loan of Chilton County, and the opening of a loan production office in Birmingham in 1994.

     One-to-four family real estate mortgage loans decreased $7,512,000 (12.8%), from September 30, 2000 to September 30, 2001, and decreased $6,736,000 from September 20, 2001 to September 30, 2002. First Federal aggressively pursues real estate mortgage loans within its market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all fixed rate residential mortgage loans that it originates. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $27,159,000, $19,731,000, and $15,092,000 for the years ended September 30, 2002, 2001, and 2000, respectively. Had First Federal not sold residential mortgage loans over the last several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by lesser margin) than the percentage indicated above. The declining interest rate market for much of 2002 and 2001 resulted in an increase in the volume of loans sold during the period, compared to fiscal 2000, which had a rising interest rate environment. The following table presents the composition of the loan portfolio for each of the past five years:

				Loan Portfolio Composition

					At September 30,

					(Dollars in thousands)
	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Real estate mortgage loans:
One-to four family	$44,347	47.69%	$51,083	50.51%	$58,595	54.08%	$65,637	61.74%	$73,239	70.02%
Multi-family and commercial	13,490	14.51%	14,205	14.05%	13,790	12.73%	8,330	7.84%	1,837	1.76%
Construction loans	16,621	17.87%	25,378	25.09%	24,381	22.50%	17,510	16.47%	14,731	14.09%
Land	5,077	5.46%
Savings account loans	1,190	1.28%	1,144	1.13%	1,097	1.01%	1,267	1.19%	1,988	1.90%
Installment loans	3,599	3.87%	3,507	3.47%	4,089	3.77%	5,616	5.28%	7,593	7.26%
Second mortgage loans	9,665	10.39%	7,593	7.51%	7,334	6.77%	9,046	8.51%	6,216	5.94%

Total loans	93,989		102,910		109,286		107,406		105,604
Less:
Loans in process	—	—	(8)	(.01)%	(39)	(.03)%	—	—	—	—
Discounts and other, net	(149)	(.16)%	(189)	(.19)%	(192)	(.18)%	(242)	(.23)%	(282)	(.27)%
Allowance for loan losses	(855)	(.92)%	(1,578)	(1.56)%	(701)	(.65)%	(852)	(.80)%	(732)	(.70)%

Total loans, net	$92,985	100.00%	$101,135	100.00%	$108,354	100.00%	$106,312	100.00%	$104,590	100.00%

     The table below shows the maturity of First Federal’s loan portfolio at September 30, 2002, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 2002. The table below does not include an estimate of prepayments, the occurrence of which would significantly shorten the average life of all mortgage loans and cause First Federal’s actual repayment to differ from that shown below.

				Loan Maturities

	Due during the
	year ending Sept 30,

				Due after	Due after	Due After	Due After
	2003	2004	2005	3-5 years	5-10 years	10-15 years	15 years	Total

				(Dollars in thousands)
Real estate mortgage loans	$3,646	$2,005	$312	$1,016	$8,519	$16,888	$16,956	$49,342
Construction loans (1)	16,671	—	—	—	—	—	—	16,671
Business loans	1,711	571	932	1,072	1,752	2,533	2,904	11,475
All other loans	3,731	1,089	1,732	4,791	2,607	975	572	15,497

Total	$25,759	$3,665	$2,976	$6,879	$12,878	$20,396	$20,432	$92,985

(1)	The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months, provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing which will pay off the construction loan.

     The following tables set forth, at September 30, 2002 and September 30, 2001, the dollar amount of loans due after September 30, 2002 and September 30, 2001, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

		September 30, 2002

	Fixed	Floating or
	Rates	Adjustable Rate	Total

	(Dollars in thousands)
Real estate mortgage loans	$26,587	$24,433	$51,020
Commercial loans	3,613	7,862	11,475
Construction loans	21,696	—	21,696
Savings and installments loans	8,794	—	8,794

Total	$60,690	$32,295	$92,985

		September 30, 2001

	Fixed	Floating or
	Rates	Adjustable Rate	Total

	(Dollars in thousands)
Real estate mortgage loans	$28,266	$29,987	$58,253
Commercial loans	4,916	5,654	10,570
Construction loans	25,378	0	25,378
Savings and installments loans	6,935	0	6,935

Total	$65,495	$35,641	$101,136

     The following table sets forth First Federal’s loan originations, sales and principal repayments for the periods indicated:

	Year ended September 30,

	2002	2001	2000

	(Dollars in thousands)
Loan Originations:
Real estate mortgage loans	$87,131	$67,995	$68,671
All other loans	6,790	4,407	5,457

Total	$93,921	$72,402	$74,128

Portfolio Loan Purchases:
Real estate mortgage loans	$—	$—	$—

Portfolio Loan Sales Proceeds:
Real estate mortgage loans	$32,346	$19,731	$15,092

Principal Repayments:
Real estate mortgage loans	$46,578	$54,071	$51,636
All other loans	6,652	4,964	6,821

Total	$53,230	$59,035	$58,457

Allowance for Loan Losses and Risk Elements

     The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is a reasonable doubt as to the repayment of a loan, in accordance with the agreed terms, the loan may be placed on a non-accrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. Generally, when a loan is placed on a non-accrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Interest income on a non-accrual loan is recognized only on a cash basis. See “—Non-Performing Assets” below.

     Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. Once the loan officer determines that there is a potential collection problem, the loan is turned over to First Federal’s collections officer. It is the responsibility of the collections officer to coordinate all collection efforts on troubled and delinquent loans. Senior management and the First Federal Board of Directors are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Board of Directors as to loan charge–offs on a monthly basis.

     At September 30, 2002, September 30, 2001, and September 30, 2000, loans accounted for, on a non-accrual basis, were approximately $764,000, $742,000, and $1,064,000, respectively, or 0.8%, 0.7%, and 1% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more, as to principal and interest payments, were $0 at September 30, 2002, 2001, and 2000.

     The allowance for loan losses represents management’s assessment of the risk associated with extended credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb all anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality, and risk of loans in the portfolio. Management also considers such factors as First Federal’s historical loan loss experience, the level, severity, and trend of criticized assets, the distribution of loans by risk class, and various qualitative factors such as current and anticipated economic conditions.

     First Federal began construction lending activities in March 1994. As of September 30, 2002, First Federal had not experienced any significant losses on the construction loan portfolio. Due to the concentration of these loans, a default by certain construction loan borrowers, or other financial difficulty, could result in a significant addition to the allowance of loan losses.

     While it is First Federal’s policy to charge off loans in the period in which the loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to the particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     In assessing the adequacy of the allowance, management relies predominately on the ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of First Federal’s examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; correspondingly, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While all information is utilized by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. First Federal’s Board of Directors reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, which are classified for purposes of calculating the allowance for loan losses are loans which are delinquent for more than 90 days. However, the Board of Directors may classify loans that are less than 90 days delinquent, should such classification be deemed necessary.

     First Federal’s allowance for loan losses is also subject to regulatory examinations and determinations as to its adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in a comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to provisions for loan losses and allowances for loan losses, as the OTS’s credit evaluations and allowance for loan loss methodology have differed from those of management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. First Federal attempts to reduce the risks of real estate lending through maximum loan-to-value requirements, as well as systematic cash flow and initial customer credit history analyses.

     Management believes that the $854,000 allowance for loan losses, at September 30, 2002, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal’s loan portfolio. At September 30, 2002, $303,000 of the allowance for loan losses was reserved for possible losses on real estate mortgage loans and $551,000 was reserved for possible losses on all other loans.

     The following table summarizes the levels of the allowance for loan losses at the end of the last five fiscal years:

			Year Ended September 30,

	2002	2001	2000	1999	1998

			(Dollars in thousands)
Balance at beginning of period	$1,578	$701	$852	$732	$284

Clanton balance at acquisition	—	—	—	—	488
Charge-offs:
Real estate	—	—	54	216	16
Installment	79	49	138	290	82

Total charge-offs	79	49	192	506	98

Recoveries:
Real estate mortgage	—	—	—	—	4
Installment	23	68	35	38	39

Total recoveries	23	68	35	38	13

Net loans (recovered) charged off	56	(19)	157	468	85
Provisions for loan losses (benefit)	(668)	858	6	588	45

Balance at end of period	$854	$1,578	$701	$852	$732

Ratio of net charge-offs to total loans outstanding, net of unearned income	0.06%	(.02)%	0.14%	0.44%	0.08%

Ratio of allowance for loan losses to loans outstanding, net of unearned income	0.92%	1.56	0.65%	0.80%	0.70%

Total Loans Outstanding	$92,985	$101,135	$108,354	$106,312	$104,590

     As indicated in the table above, First Federal substantially increased its loan loss allowance in fiscal 2001 from the level of the preceding year. The increase was due primarily to the default in the Vawter Properties loan. See “Item 3. LEGAL PROCEEDINGS” and above, “– Results of Operation – Provision for Loan Losses.”

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

			At September 30,

	2002		2001		2000

		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans

			(Dollars in thousands)
Real estate mortgage loans	$303	35.48%	$886	56.15%	$584	83.31%
All other loans	551	64.52%	692	43.85%	117	16.69%

Total allowance for loan losses	$854	100.00%	$1,578	100.00%	$701	100.00%

     At September 30, 2002 and 2001, the total recorded investment in impaired loans was approximately $874,000 and $648,000, respectively. The average recorded investment in impaired loans amounted to approximately $890,000 and $54,000, for the years ended September 30, 2002 and 2001, respectively. The allowance for loan losses related to impaired loans was approximately $495,000 and $648,000, for fiscal 2002 and 2001, respectively. Interest income on impaired loans of approximately $65,000 and $0 was booked in 2002 and 2001, respectively. Loans impaired at September 30, 2000 were $4,000.

     Non-Performing Assets

     First Federal has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. First Federal monitors delinquency levels for any adverse trends. Non-performing assets consist of loans on non-accrual status, accruing loans which are 90 days or more past due and foreclosed real estate.

     First Federal’s policy generally is to place a loan on non-accrual status when there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms. Generally, delinquency for 90 days or more creates reasonable doubt as to repayment. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower is able to make periodic interest and principal payments and the loan is no longer delinquent and is returned to accrual status.

     Non-performing assets were $844,000, $1,000,000, and $1,240,000 at September 30, 2002, 2001, and 2000, respectively. As a percentage of total loans, non-performing assets continued to be at levels which management considers to be acceptable and commensurate with First Federal’s conservative lending policies.

     An analysis of the components of non-performing assets, at September 30, 2002, 2001, and 2000 is presented in the following table:

		At September 30,

	2002	2001	2000

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage loans	$762	$735	$1,039
All other loans	2	7	25

Total	764	742	1,064

Accruing loans which are past due 90 days or more:
Real estate mortgage loans	—	—	—
All other loans	—	—	—

Total	—	—	—

Total of non-accrual and 90 days past due loans	764	742	1,064
Foreclosed real estate (net of related loss provisions)	80	258	176

Total non-performing assets	844	$1,000	$1,240

Non-accrual and 90 days past due loans as a percent of total loans	0.82%	0.73%	0.98%

Non-performing assets as a percent of total loans	0.91%	0.99%	1.14%

Total loans outstanding	$92,985	$101,135	$108,354

     Management regularly reviews and monitors the loan portfolio in an effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

     Deposits

     Total deposits decreased in fiscal 2002 by $2,572,000 (2.6%), to $96,483,000, and decreased in fiscal 2001 by $6,307,000 (6.0%), to $99,055,000. In fiscal 2000, total deposits decreased by $9,359,000 (8.1%), to $105,363,000. Non interest-bearing demand deposits were $2,850,000, $3,349,000 and $2,991,000, while total interest-bearing deposits were $93,632,000, $95,706,000 and $102,371,000 at September 30, 2002, 2001 and 2000, respectively.

     First Federal’s deposit mix, at September 30, 2002, changed when compared to that at September 30, 2001. NOW accounts increased $805,000 (8.5%), while money-market demand accounts increased $61,000 (15.0%).

Certificates of deposit, other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates (“Jumbos”), decreased $3,918,000 (5.8%). Non-interest bearing demand deposits decreased by $499,000 (14.9%). During 2002, certificates of deposit, excluding Jumbos, comprised approximately 65.7% of total deposits, while low cost funds, including NOW accounts, money market demand accounts, and passbook savings accounts, made up 26.7% of First Federal’s total deposits. Jumbos comprised 7.6% of total deposits at September 30, 2002.

     The composition of total deposits for the last three fiscal years is presented in the following table:

			September 30,

	2002		2001		2000

		Percent		Percent
		change		change		Percent change
		from prior		from prior		from prior
	Amount	year-end	Amount	year-end	Amount	year-end

			(Dollars in thousands)
Non-interest bearing demand deposits	$2,850	(14.90)%	$3,349	11.97%	$2,991	(22.07)%
Interest bearing deposits:
NOW accounts	10,295	8.48%	9,490	(2.46)%	9,729	(19.79)%
Money market demand	468	14.99%	407	(35.60)%	632	9.53%
Passbook savings	12,149	8.88%	11,158	(5.39)%	11,794	(12.12)%
CDs other than Jumbos	63,346	(5.82)%	67,265	(6.05)%	71,592	(11.01)%
Jumbos	7,374	( .18)%	7,387	(14.34)%	8,624	100.14%

Total interest bearing deposits	93,632	(2.17)%	95,707	(6.51)%	102,371	(7.68)%

Total deposits	$96,483	(2.60)%	$99,056	(5.99)%	$105,363	(8.16)%

     The following tables set forth the distribution of First Federal’s deposit accounts, at the dates indicated and the weighted average nominal interest rates on each category of deposits presented, based on average balances:

		At September 30, 2002

					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances

(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$2,850	2.95%
1.00%	None	NOW accounts	250	10,156	10.53%
1.00%	None	Non-profit	100	141	.15%
1.00%	None	Money market checking	50	467	.48%
1.00%	None	Statement savings	50	12,149	12.59%
1.25%	3 months	Fixed-term fixed rate certificate	250	230	.24%
2.75%	6 months	Fixed-term fixed rate certificate	250	10,239	10.61%
3.20%	12 months	Fixed-term fixed rate certificate	250	17,596	18.24%
2.85%	18 months	Fixed-term fixed rate certificate	250	4,393	4.55%
2.85%	18 mth Roth IRA	Fixed-term fixed rate certificate	250	92	.10%
2.85%	18 mth IRA	Fixed-term fixed rate certificate	250	13,293	13.78%
4.50%	60 mth IRA	Fixed-term fixed rate certificate	250	1,135	1.18%
3.00%	30 months	Fixed-term fixed rate certificate	250	11,612	12.04%
3.50%	4 year	Fixed-term fixed rate certificate	1,500	479	.50%
4.50%	5 year	Fixed-term fixed rate certificate	1,500	4,277	4.43%
4.36%	Jumbo	Fixed-term fixed rate certificate	100,000	7,374	7.64%

				$96,483	100.00%

		At September 30, 2001

					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances

(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$3,349	3.38%
1.50%	None	NOW accounts	250	9,385	9.48%
1.50%	None	Non-profit	100	105	.11%
1.50%	None	Money market checking	50	407	.41%
1.80%	None	Statement savings	50	11,158	11.26%
3.00%	3 months	Fixed-term fixed rate certificate	250	377	.38%
3.50%	6 months	Fixed-term fixed rate certificate	250	10,966	11.07%
3.75%	12 months	Fixed-term fixed rate certificate	250	17,227	17.39%
4.00%	18 months	Fixed-term fixed rate certificate	250	5,650	5.70%
4.00%	IRA	Fixed-term fixed rate certificate	250	14,777	14.92%
4.25%	30 months	Fixed-term fixed rate certificate	250	14,702	14.84%
4.50%	4 year	Fixed-term fixed rate certificate	1,500	731	.74%
4.75%	5 year	Fixed-term fixed rate certificate	1,500	2,835	2.86%
7.00%	Jumbo	Fixed-term fixed rate certificate	100,000	7,387	7.46%

				$99,056	100.00%

     The following table provides information about the average balances of interest-bearing demand deposits and time deposits, for the periods indicated, based upon average balances:

	Year ended September 30,

	2002		2001		2000

	(Dollars in thousands)
	Interest bearing	Time	Interest bearing	Time	Interest bearing	Time
	demand deposits	deposits	demand deposits	deposits	demand deposits	deposits

Average balance	$22,981	$72,382	$21,725	$79,803	$23,277	$81,811
Average rate	1.41%	4.38%	1.83%	5.34%	1.80%	5.76%

     The following table presents changes in deposits for the periods indicated:

	Year ended September 30,

	2002	2001	2000	1999

	(Dollars in thousands)
Opening balance	$99,056	$105,363	$114,722	$123,884
Deposits acquired in Chilton County Acquisition	—	—	—	—
Net deposits (withdrawals)	(5,475)	(9,864)	(12,623)	(13,168)
Interest credited on deposits	2,902	3,557	3,264	4,006

Ending balance	$96,483	$99,056	$105,363	$114,722

Total decrease (increase) in deposits	$(2,573)	$(6,307)	$(9,359)	$(9,162)

Percentage decrease (increase)	(2.60)%	(5.99)%	(8.16)%	(7.40)%

     The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

	Year ended September 30,

Interest Rate	2002	2001	2000

	(Dollars in thousands)
0.00 - 1.99%	$2,775	$—	$—
2.00 - 2.99%	22,060	—	—
3.00 - 3.99%	18,771	7,077	373
4.00 - 4.99%	11,694	25,368	9,489
5.00 - 5.99%	3,922	9,623	34,239
6.00 - 6.99%	5,471	22,998	24,581
7.00 - 7.99%	6,028	9,585	11,535

Total	$70,721	$74,651	$80,217

     At September 30, 2002, First Federal had approximately $70.7 million outstanding in certificate accounts that mature as follows:

	Amount due

	Less than	One to	Two to	Three to	Four to
	one year	two years	three years	Four years	five years	Thereafter	Total

	(Dollars in thousands)
Interest Rate
0.00 - 1.99%	$342	$—	$2,433	$—	$—	$—	$2,775
2.00 - 2.99%	18,312	3,661	—	—	87	—	22,060
3.00 - 3.99%	14,933	2,829	990	19	—	—	18,771
4.00 - 4.99%	8,391	2,057	429	43	774	—	11,694
5.00 - 5.99%	1,389	245	22	449	1,816	—	3,921
6.00 - 6.99%	4,836	108	265	263	—	—	5,472
7.00 - 7.99%	1,951	41	3,453	583	—	—	6,028

Total	$50,154	$8,941	$7,592	$1,357	$2,677	$—	$70,721

     As of September 30, 2002, certificates of deposit, other than Jumbos, mature as follows:

	Amount due

	Less than	One to	Two to	Three to	Four to
	one year	two years	three years	Four years	five years	Total

	(Dollars in thousands)
Interest Rate
0.00 - 1.99%	$230	$—	$—	$—	$—	$230
2.00 - 2.99%	17,888	3,661	—	—	87	21,636
3.00 - 3.99%	14,081	2,629	990	19	—	17,719
4.00 - 4.99%	8,291	2,057	429	43	774	11,594
5.00 - 5.99%	1,389	245	22	449	1,716	3,821
6.00 - 6.99%	4,735	108	265	263	—	5,371
7.00 - 7.99%	1,601	41	1,114	219	—	2,975

Total	$48,215	$8,741	$2,820	$993	$2,577	$63,346

     As of September 30, 2002, Jumbos mature as follows:

	Amount due

	Less than	One to	Two to	Three to	Four to
	one year	two years	three years	Four years	five years	Total

	(Dollars in thousands)
Interest Rate
0.00 - 1.99%	$112	$—	$2,433	$—	$—	$2,545
2.00 - 2.99%	424	—	—	—	—	424
3.00 - 3.99%	852	200	—	—	—	1,052
4.00 - 4.99%	100	—	—	—	—	100
5.00 - 5.99%	—	—	—	—	100	100
6.00 - 6.99%	100	—	—	—	—	100
7.00 - 7.99%	350	—	2,339	364	—	3,053

Total	$1,938	$200	$4,772	$364	$100	$7,374

     The following table presents the maturities of certificates of deposit, as of September 30, 2002, 2001 and 2000:

	Maturities of Time Deposits
	September 30,

	2002	2001	2000

	(Dollars in thousands)
Three months or less	$13,824	$12,281	$15,541
After three within six months	16,557	15,765	18,979
After six within twelve months	19,772	20,984	27,015
One year to two years	8,941	16,138	11,418
Two years to three years	7,593	2,219	3,943
Three years to four years	1,357	6,060	389
Four years to five years	2,677	1,204	2,932

Total	$70,721	$74,651	$80,217

Weighted average rate on all certificates of deposit at period-end	3.74%	5.34%	5.76%

Short-Term Borrowings

     SouthFirst has a line of credit of up to $2,500,000 which bears interest at the prime lending rate. Accrued interest on the unpaid balance of the principal is due monthly and continuing until June 2003, at which time the entire unpaid balance, along with any unpaid accrued interest, is due. At September 30, 2002, the prime lending rate was 4.75%, and the outstanding balance on the line of credit was $698,861.

     SouthFirst paid off a previous line of credit with Regions Bank, of up to $4,000,000, earlier in fiscal 2002.

     Borrowings also include borrowings from the FHLB of Atlanta. The balances outstanding at September 30, 2002, and September 30, 2001 were $24,340,000 and $32,250,000, respectively. These balances included advances with both fixed and variable interest rates, which averaged 4.09% and 4.43% at September 30, 2002 and September 30, 2001, respectively.

     First Federal also has short term borrowings through reverse repurchase agreements with Morgan Keegan. As of September 30, 2002, the balance outstanding on these was $4,018,750, with an average rate of 1.87%.

Capital Resources

     Stockholders’ Equity

     SouthFirst’s consolidated stockholders’ equity was $13,878,000 and $14,282,000 at September 30, 2002 and September 30, 2001, respectively. The 2002 decrease was due primarily to the repurchase, by SouthFirst, of shares of its Common Stock, in the amount of $759,000, pursuant to its previously announced stock repurchase program. The 2002 decrease was partially offset by the change in “accumulated other comprehensive income,” in the amount of $63,000, resulting from the increase in unrealized holding gains on available-for-sale securities, and by net income from operations in the amount of $671,000.

     During 2002, cash dividends of $497,345, or $0.60 per share, were declared on SouthFirst Common Stock. During 2001, cash dividends of $554,051, or $0.60 per share, were declared. During 2000, cash dividends of $557,446, or $0.60 per share, were declared. Management believes that a strong capital position is vital to the continued profitability of First Federal and SouthFirst and provides a foundation for future growth, as well as promoting depositor and investor confidence.

     The following table provides certain financial ratios for SouthFirst, as of the end of the most recent three fiscal years:

	Equity and Asset Ratios

	September 30,

	2002	2001	2000

Return on average assets	0.47%	(0.27)%	0.59%
Return on average stockholder’s equity	4.89%	(2.82)%	6.70%
Common dividend payout ratio	74.14%	N/A	57.98%
Average stockholders’ equity to average assets ratio	9.52%	9.61%	8.82%

Net Income (Loss)	$670,805	$(422,093)	$961,492
Average Assets	144,248,358	155,999,236	162,741,763
Average Equity	13,729,739	14,992,282	14,355,955
Cash Dividends Paid	497,345	554,051	557,446

     Capital

     The regulations of the OTS provide the capital requirements applicable to thrifts, including First Federal, and the consequences for failing to comply with such standards (as amended from time to time, the “OTS Capital Regulations). The regulatory capital standards contained in the OTS Capital Regulations include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement and identity certain minimum regulatory capital requirements, including a tangible capital ratio equal to 1.50% of adjusted total assets, a core capital ratio equal to 4.0% of adjusted total assets, and a minimum risk-based capital ratio of 8.0% of risk-weighted assets. As shown in the table below, First Federal was in compliance with these regulatory capital requirements, at September 30, 2002 and September 30, 2001.

	At September 30, 2002			At September 30, 2001

	Tangible	Core	Risk-based	Tangible	Core	Risk-based
	Capital	Capital	Capital	Capital	Capital	Capital

Capital	$14,606,000	$14,606,000	$14,606,000	$14,883,000	$14,883,000	$14,883,000
Adjustments:
General valuation allowance	—	—	361,000	—	—	852,000
Goodwill	(511,000)	(511,000)	(511,000)	(562,000)	(562,000)	(562,000)
Unrealized Gains	(479,000)	(479,000)	(479,000)	(418,000)	(418,000)	(418,000)
Regulatory capital	13,616,000	13,616,000	13,977,000	13,903,000	13,903,000	14,755,000
Regulatory asset base	140,500,000	140,500,000	87,853,000	150,798,000	150,798,000	92,155,000
Capital ratio	9.69%	9.69%	15.91%	9.28%	9.28%	16.01%
Minimum required ratio	1.50%	4.00%	8.00%	1.50%	4.00%	8.00%
Capital ratio required for “well-capitalized” designation	—	5.00%	10.00%	—	5.00%	10.00%

Liquidity

First Federal

     Liquidity is a bank’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, First Federal could experience higher costs of obtaining funds due to insufficient liquidity. On the other hand, excessive liquidity could lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

     Asset liquidity is provided primarily through the repayment and maturity of investment securities, and the sale and repayment of loans.

     Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 50% of its mortgage loans which are backed by one-to-four family residential properties. At September 30, 2002, First Federal had credit available, net of advances drawn down, of approximately $2 million. First Federal has drawn down such advances in order to fund dividend payments to stockholders and to pay various holding company expenses.

     On a consolidated basis, net cash provided (used) by operating activities in fiscal 2002 was $(2,529,000), a $3,163,000 decrease from 2001. The $15,101,000 in net cash provided by investing activities during 2002 consisted primarily of a $8,442,000 decrease in loan funding activities. Net cash decreased from the purchase of investment securities available for sale to $15,573,000, from $7,054,000 in 2001. Cash provided by calls and maturities of investment securities available for sale increased to $3,559,000, from $1,755,000, while cash provided from the sale of investment securities available for sale increased to $18,598,000, from $9,696,000 in 2001. The $10,470,000 in net cash used by financing activities resulted from a decrease of $3,930,000 in certificates of deposit, while demand accounts increased $1,358,000. Borrowed funds decreased $6,547,000; payments for common stock dividends totaled $463,000; and the acquisition of treasury stock totaled $759,000.

     First Federal’s “liquidity ratio” (as defined under the previous OTS Liquidity Regulations) at September 30, 2002 was 24.74%, and at September 30, 2001 was 25.29%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s expectations with respect to the level of yield that will be available in the future, and management’s projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid $1,100,000 and $771,900 to SouthFirst during 2002 and 2001, respectively.

SouthFirst

     SouthFirst also requires cash for various purposes including servicing debt, paying dividends to stockholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from First Federal. First Federal’s capital levels meet the requirements of the OTS Capital Regulations for classification as a “well capitalized” institution and, thereby, enable First Federal to pay dividends to SouthFirst. In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings including a line of credit in the amount of $2,500,000, from First Commercial Bank in Birmingham, Alabama. The line of credit is renewable annually and is secured by all of the issued and outstanding shares of First Federal, pledged by SouthFirst. SouthFirst, at September 30, 2002, has drawn $699,000 against the line of credit.

     SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of Common Stock in 1994. Substantially all of those funds have been used to pay dividends (including a special $2.00 per share dividend in 1996) to repurchase SouthFirst Common Stock, to invest in affiliates and to pay general corporate expenses. Accordingly, SouthFirst likely will rely on dividends from First Federal to repay borrowings under its line of credit, which has been used, in part, to pay dividends to stockholders and to repurchase shares of SouthFirst pursuant to the current repurchase program announced by SouthFirst in January 2002, under which, as of December 16, 2002, SouthFirst has repurchased 56,700 shares of the intended repurchase of up to 85,000 shares of Common Stock.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are filed with this report as Exhibit 99.1:

Independent Auditors’ Report

1. Jones & Kirkpatrick, P.C.

Consolidated Statements of Financial Condition as of September 30, 2002 and 2001

Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the Company’s accountants on accounting and financial disclosure in the preceding two fiscal years.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Management of SouthFirst

     The SouthFirst Board of Directors currently consists of eight persons and is divided into three classes, each of which contains approximately one-third of the members. The directors of SouthFirst are elected by the stockholders of SouthFirst for staggered, three-year terms, so that approximately one-third of the directors are elected at each annual meeting of stockholders, to hold office until their successors are elected and qualified. The executive officers of SouthFirst are elected annually by the Board of Directors of SouthFirst and hold office until their successors are elected and qualified.

     The direction and control of First Federal is vested in the First Federal Board of Directors, which currently consists of eight members and is divided into three classes, each of which contains approximately one-third of the members. The directors of First Federal serve three-year terms. The terms of the directors of First Federal are staggered (as in the case of SouthFirst), so that approximately one-third of the directors are elected at each annual meeting of stockholders. Since SouthFirst owns all of the issued and outstanding shares of common stock of First Federal, SouthFirst elects the directors of First Federal, in accordance with applicable law.

     There are no arrangements or understandings pursuant to which the directors or executive officers of SouthFirst or First Federal were elected, and there are no family relationships between or among such persons.

     The following table sets forth certain information regarding certain of the executive officers and directors of SouthFirst and First Federal.

			Year First
			Elected as a	Year
			Director of	Term
Name	Age(1)	Position Held	SouthFirst	Expires

Joe K. McArthur	51	Chief Executive Officer of SouthFirst and First Federal; President of First Federal; Director of SouthFirst and First Federal	1996	2005
J. Malcomb Massey	53	President of SouthFirst; Director of SouthFirst and First Federal; President and Chief Executive Officer of Pension & Benefit	1997	2003
Allen Gray McMillan, III	45	Chairman of SouthFirst and First Federal; Director of SouthFirst and First Federal	1994	2005
H. David Foote, Jr.	53	Director of SouthFirst and First Federal	1994	2004
Kenneth E. Easterling	59	Director of SouthFirst and First Federal	2001	2004
L. Neal Bice	62	Director of SouthFirst and First Federal	2001	2004
Donald R. Hardy	52	Director of SouthFirst and First Federal	2001	2005

			Year First
			Elected as a	Year
			Director of	Term
Name	Age(1)	Position Held	SouthFirst	Expires

Sandra H. Stephens	43	Executive Vice President and Chief Operating Officer of SouthFirst and First Federal; Director of SouthFirst and First Federal	2002	2003
Ruth M. Roper	52	Executive Vice President of Pension & Benefit

(1)	At September 30, 2002

     Set forth below is certain information with respect to the directors and executive officers of SouthFirst and First Federal. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

     Joe K. McArthur has served as a director of First Federal and SouthFirst since February 1996. Effective September 1, 2001, Mr. McArthur was elected President and Chief Executive Officer of SouthFirst and First Federal. Thereafter, as part of the Company’s restructuring efforts, Mr. McArthur resigned as President of SouthFirst to allow J. Malcomb Massey to assume that office, as of October 1, 2001. Prior to assuming his current positions, Mr. McArthur served as the Executive Vice President, Chief Financial Officer and Secretary of First Federal and SouthFirst from 1992 and 1994, respectively. Mr. McArthur has over 25 years of experience in the banking industry and received a B.S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining First Federal, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice President of First Federal of Alabama from 1983 to 1990. He has also served as a manager of various Little League and Babe Ruth Baseball teams, as well as Boys’ Club basketball teams. Mr. McArthur is a member of the First United Methodist Church of Sylacauga.

     J.     Malcomb Massey has served as a director of First Federal and SouthFirst since May 1997. On September 26, 2001, Mr. Massey was elected President of SouthFirst to be effective October 1, 2001. In addition, Mr. Massey is President and Chief Executive Officer of Pension & Benefit, First Federal’s wholly-owned, operating subsidiary. This is a position he has held since he joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm, based in Montgomery, for which Mr. Massey had served as President since 1980. Mr. Massey is a member of the American Society of Pension Actuaries, South Central Alabama Association of Insurance and Financial Advisors, Life and Qualifying Member of Million Dollar Roundtable, Top of the Table, Montgomery Lions Club and Young Meadows Presbyterian Church.

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

     H.     David Foote, Jr. has served as a director of First Federal since 1988 and of SouthFirst since 1994. Mr. Foote has been President and owner of Foote Bros. Furniture since 1973. Mr. Foote has been a director of the Sylacauga Chamber of Commerce, the Coosa Valley Country Club and Talladega County E-911. He has served as President of Wesley Chapel Methodist Men’s Club and head of the Wesley Chapel Methodist Administrative Board.

     Kenneth E. Easterling has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Easterling previously served as a member of the Board of Directors of First Federal Savings and Loan of Chilton County from 1992 to 1997. Mr. Easterling is the owner of Home Printing Company, located in Clanton, Alabama, which was established in 1969. Mr. Easterling served in the Army National Guard from 1963 to 1969, is a Charter Member of the Exchange Club of Chilton County, a member of the Board of Directors of Chilton County Cattlemen’s Association, a member of the Board of Directors of Alfa, and has served as a Deacon of the West End Baptist Church from 1969 to the present.

     L. Neal Bice has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Bice previously served as a director of First Federal Savings and Loan of Chilton County, from 1989 to 1997. Mr. Bice is an owner and a director of Chilton County Feed and Seed Company, located in Clanton, Alabama. Mr. Bice presently is a professor of economics and business at the Clanton extension of the George C. Wallace State Community College. Mr. Bice is a past professor of finance at Auburn University, a past professor of economics, finance and banking at the University of Southwestern Louisiana, and a past professor of finance at the University of Alabama. Mr. Bice is a member of the Chilton County Board of Education, the Alabama Education Association, the Southern School Board Association, Omicron Delta Epsilon Society in Economics, the Chilton County High School Athletic Association, and the Chilton County Cattlemen’s Association. He is a past President of the Chilton County Board of Education, and serves as director of the Chilton County Chamber of Commerce, the President of the Chilton County University of Alabama Alumni Association, the Zone Chairman of the Clanton Lion’s Club, and the President of the War Eagle Lion’s Club, Auburn, Alabama. Mr. Bice is a member of the Concord Baptist Church.

     Donald R. Hardy has served as a director of First Federal and SouthFirst since January 2001. Mr. Hardy is the owner, President and CEO of H & B Builders, Inc., located in Sylacauga, Alabama. He is a member of the Business Council of Alabama, Sylacauga Chamber of Commerce and has served on the Sylacauga Planning Commission since 1992. Mr. Hardy is an active member of the First Baptist Church of Sylacauga.

     Sandra H. Stephens was elected as director of SouthFirst and First Federal, effective November 12, 2002, and Ms. Stephens was elected as Executive Vice President and Chief Operating Officer of SouthFirst and First Federal, effective November 1, 2001. Ms. Stephens previously served as the Chief Operating Officer, from 1997 to 2001, and Chief Financial Officer, from 1992 to 1997, of First Federal Bank, in Tuscaloosa, Alabama. Prior to her employment with First Federal Bank, Ms. Stephens held various executive positions with Federal Home Loan Mortgage Corporation, Atlanta, Georgia from 1990 until 1992, and with Pinnacle Bank, Jasper, Alabama from 1981 until 1990. Ms. Stephens is a member of the American Society of Women Accountants, and she is a member of Saint Mark United Methodist Church in Birmingham, Alabama and serves on the Board of Trustees of the North Alabama Conference of the United Methodist Church.

     Ruth M. Roper is Executive Vice President of Pension & Benefit, First Federal’s wholly-owned, operating subsidiary. This is a position she has held since she joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., a Montgomery based employee benefits consulting firm of which Ms. Roper was a named shareholder. Since 1983, when Ms. Roper first joined Lambert, Massey & Associates, Inc., she has served in various capacities related to qualified plan and employee benefit consulting, including qualified plan administration activities and the provision of employee benefit consulting services. Ms. Roper is a member of the American Society of Pension Actuaries and the Montgomery Association of Life Underwriters.

     Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires SouthFirst’s directors, certain of SouthFirst’s officers and persons who own more than 10% of the outstanding Common Stock of SouthFirst (“Reporting Persons”) to file with the SEC reports of changes in ownership of the Common Stock of SouthFirst held by such persons (“Section 16(a) Reports”). Reporting Persons are also required to furnish SouthFirst with copies of all Section 16(a) Reports that they file. SouthFirst has been subject to this regulation since February 13, 1995.

     To SouthFirst’s knowledge, there were nine Section 16(a) Reports that were not filed on a timely basis (including such reports that should have been filed during fiscal 2001 but were filed during fiscal 2002, and such reports that were not timely filed in fiscal 2002), which include the following: for L. Neal Bice – an Initial Statement of Beneficial Ownership of Securities (“Form 3”), and one Annual Statement of Changes in Beneficial Ownership of Securities (“Form 5”) (reporting one transaction); for Janice R. Browning – a Form 3; for Kenneth E. Easterling – a Form 3, one Statement of Changes in Beneficial Ownership of Securities (“Form 4”) (reporting two transactions), and one Form 5 (reporting one transaction); for J. Malcomb Massey – one Form 4 (reporting two transactions); for Joe K. McArthur – one Form 4 (where one of six transactions reported thereon was not timely reported); and for Sandra H. Stephens – one Form 4 (where one of three transactions reported thereon was not timely reported). Otherwise, to SouthFirst’s knowledge, based solely on a review of copies of Section 16(a) Reports furnished to SouthFirst and representations that no other reports were required, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with during fiscal 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides certain summary information for fiscal 2002, 2001, and 2000 concerning compensation paid, or accrued, by SouthFirst and First Federal to, or on behalf of, SouthFirst’s Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 2002 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation (1)				Long Term Compensation

						Securities
Name and	Fiscal				Other Annual	Underlying Options		All Other
Principal Position	Year	Salary	Bonus		Compensation (2)	(No.)		Compensation

Joe K. McArthur
Chief Executive Officer	2002	$142,917	$25,439	(3)	$22,995	0		$2,451	(4)
of SouthFirst and First	2001	107,916	22,314	(5)	19,725	5,024	(6)	1,414	(7)
Federal,	2000	105,000	29,490	(8)	13,155	0		1,624	(9)
President of
First Federal
J. Malcomb Massey (1)
President of SouthFirst,	2002	$150,000	$13,270	(10)	$22,995	0		$2,488	(11)
President and Chief	2001	130,000	9,270	(12)	16,725	1,724	(13)	1,819	(14)
Executive	2000	130,000	17,069	(15)	13,155	0		1,873	(16)
Officer of
Pension & Benefit
Sandra H. Stephens
Executive Vice President and Chief Operating Officer of SouthFirst and First Federal	2002	$105,417	$39,500	(17)	$4,500	7,500	(18)	$1,537	(19)
Ruth M. Roper
Executive Vice President of Pension & Benefit	2002	$98,000	$5,778	(20)	$3,000	0		$2,744	(21)

(1)	All compensation received by the Named Executive Officers was paid by First Federal and Pension & Benefit, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey.

(2)	Fees received as member of the Board of Directors of SouthFirst, First Federal, Pension & Benefit and/or SouthFirst Mortgage.

(3)	Consists of a regular bonus of $10,000 as well as $15,439 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(4)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(5)	Consists of a regular bonus of $6,875 as well as $15,439 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(6)	On February 17, 2001, SouthFirst issued 5,024 options under the 1995 plan to Mr. McArthur at an exercise price of $9.75 per share. These options vest in equal annual increments commencing on November 4, 2001 through November 4, 2003.

(7)	Represents a $964 automobile allowance and income of $450 recognized on employer provided group term life insurance in excess of $50,000.

(8)	Consists of a regular bonus of $17,065 as well as $12,425 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(9)	Represents a $964 automobile allowance and income of $660 recognized on employer provided group term life insurance in excess of $50,000.

(10)	Consists of a regular bonus of $10,000 as well as $3,270 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(11)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(12)	Consists of a regular bonus of $6,000 as well as $3,270 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(13)	On January 17, 2001, SouthFirst issued 1,407 options under the 1995 plan and 317 options under the 1998 plan to Mr. Massey at an exercise price of $9.75 per share. These options vest in relatively equal annual increments commencing on November 4, 2001 through November 4, 2003.

(14)	Represents a $1,405 automobile allowance and income of $414 recognized on employer provided group term life insurance in excess of $50,000.

(15)	Consists of a regular bonus of $14,833 as well as $2,236 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(16)	Represents a $1,405 automobile allowance and income of $468 recognized on employer provided group term life insurance in excess of $50,000.

(17)	Consists of a signing bonus of $17,500, a regular bonus of $10,000, a tax bonus, with respect to MRP shares,
(See “-Management Recognition Plans” below) of $7,500, and $4,500 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(18)	On December 1, 2001, SouthFirst issued 7,500 options under the 1995 plan to Ms. Stephens at an exercise price of $9.92 per share. These options vest in equal annual increments commencing on December 1, 2002 through December 1, 2006.

(19)	Represents a $1,117 automobile allowance and income of $420 recognized on employer provided group term life insurance in excess of $50,000.

(20)	Consists of a regular bonus of $4,000 as well as $1,778 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “-Compensation of Directors” below.

(21)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

Employment Agreements

     SouthFirst, First Federal and Pension & Benefit have entered into employment agreements with each of the following executive officers (including each of the Named Executive Officers). The terms and conditions of these employment contracts are described below.

     Joe K. McArthur

     Chief Executive Officer of SouthFirst and First Federal, President of First Federal

     The employment agreement by and between SouthFirst and Mr. McArthur was effective as of September 1, 2001, and is for a term of two years. On each anniversary of the effective date, Mr. McArthur’s term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines, in a duly adopted resolution, that the performance of Mr. McArthur has met the Board’s requirements and standards, and that such employment agreement shall be extended.

     Pursuant to Mr. McArthur’s employment agreement, SouthFirst shall be jointly and severally liable for the payment of all amounts due under a separate employment agreement with First Federal, which is of even date with the employment agreement with SouthFirst. Under the terms of the employment agreement with First Federal, SouthFirst and First Federal agree to pay Mr. McArthur a salary at the rate of $140,000 per annum, payable in cash not less frequently than monthly. Beginning on the effective date, Mr. McArthur shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the Board. In addition, Mr. McArthur shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

     Mr. McArthur’s employment agreement terminates upon his death or disability, and is terminable for “cause” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. McArthur. If SouthFirst or First Federal terminates Mr. McArthur without cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the employment agreements plus an additional twelve-month period, and he will be entitled to the cost of obtaining benefits in which Mr. McArthur would have been eligible to participate through the termination date. Mr. McArthur may voluntarily terminate his employment agreement by providing sixty days written notice to the Boards of Directors of SouthFirst and First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

     Mr. McArthur’s employment agreement further provides that, in the event of Mr. McArthur’s involuntary termination in connection with, or within two years after any change in control of First Federal or SouthFirst, other than for “cause,” or death or disability, Mr. McArthur will be paid, within 10 days of such termination, an amount equal to the difference between (i) 2.99 times his “base amount,” as defined in Section 280G(b)(3) of the Code, and (ii) the sum of any other “parachute payments,” as defined under Section 280G(b)(2) of the Code, that Mr. McArthur receives on account of the change in control. Under Mr. McArthur’s employment agreement, a “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst’s or First Federal’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal’s or SouthFirst’s directors or the exercise of a controlling influence over the management or policies of SouthFirst or First Federal. In addition, under Mr. McArthur’s employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of SouthFirst or First Federal, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of SouthFirst or First Federal, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Mr. McArthur’s employment agreement also provides for a similar lump sum payment to be made in the event of his voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

     Sandra H. Stephens

     Executive Vice President and Chief Operating Officer

     The employment agreement by and between First Federal and Ms. Stephens was effective as of November 1, 2001 and is for a term of two years. On each annual anniversary date from the effective date, Ms. Stephens’ term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of Ms. Stephens has met the Board’s requirements and standards, and that such employment agreement should be extended.

     Pursuant to Ms. Stephens’ employment agreement, First Federal pays Ms. Stephens an annual base salary of $115,000, payable in cash not less frequently than monthly. Beginning on the Effective Date, Ms. Stephens shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the Board. In addition, Ms. Stephens shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

     Ms. Stephens’ employment agreement terminates upon her death or disability, and is terminable for “cause” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Ms. Stephens. If First Federal terminates Ms. Stephens without cause, she will be entitled to a continuation of her salary from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period, and she will be entitled to the cost of obtaining benefits in which Ms. Stephens would have been eligible to participate through the termination date. Ms. Stephens may voluntarily terminate her employment agreement by providing sixty days written notice to the Board of Directors of First Federal, in which case she is entitled to receive only her compensation, vested rights and benefits up to the date of termination.

     Ms. Stephens’ employment agreement further provides that, in the event of her involuntary termination in connection with, or within two years after any change in control of First Federal or SouthFirst, other than for “cause,” or death or disability, Ms. Stephens will be paid, within 10 days of such termination, an amount equal to the difference between (i) 2.99 times her “base amount,” as defined in Section 280G(b)(3) of the Code, and (ii) the sum of any other “parachute payments,” as defined under Section 280G(b)(2) of the Code, that Ms. Stephens receives on account of the change in control. Under Ms. Stephens’ employment agreement, a “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of First Federal’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of First Federal’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of First Federal or SouthFirst. In addition, under Ms. Stephens’ employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Board of Directors of First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Ms. Stephens’ employment agreement also provides for a similar lump sum payment to be made in the event of her voluntary termination of employment within one year following a change in control of First Federal or SouthFirst.

     J.     Malcomb Massey

     President and Chief Executive Officer of Pension & Benefit

     The employment agreement by and between Pension & Benefit and Mr. Massey was effective as of October 1, 2001 and provides for a term of two years. On each annual anniversary date from the effective date, Mr. Massey’s term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of Mr. Massey has met the Board’s requirements and standards, and that such employment agreement should be extended.

     The employment agreement with Mr. Massey provides for an annual base salary of $150,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Mr. Massey received 15,512 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Mr. Massey’s employment be terminated due to death, disability or the termination of his employment “without cause,” as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a “change in control” of Pension & Benefit, First Federal or SouthFirst. Under Mr. Massey’s employment agreement, “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit’s, First Federal’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit’s, First Federal’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, First Federal or SouthFirst. In addition, under Mr. Massey’s employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.

     Mr. Massey’s employment agreement entitles him to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Board may award from time to time to senior management employees. Mr. Massey may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

     Mr. Massey’s employment agreement terminates upon his death or disability, and is terminable for “cause,” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Massey. If Mr. Massey is terminated without cause, he will be entitled to severance pay equal to the amount of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Massey has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of his employment. In either case, however, the severance pay shall not exceed two (2) times Mr. Massey’s “average annual compensation,” which is the average total annual compensation received by Mr. Massey under the employment agreement over the five full fiscal years preceding the termination, or, if Mr. Massey has been employed less than five full fiscal years, over each full fiscal year preceding the termination. Mr. Massey may voluntarily terminate his employment agreement by providing sixty days written notice to the Board, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

     Ruth M. Roper

     Executive Vice President of Pension & Benefit

     The employment agreement by and between Pension & Benefit and Ms. Roper was effective as of October 1, 2001 and provides for a term of two years. On each annual anniversary date from the effective date, Ms. Roper’s term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of Ms. Roper has met the Board’s requirements and standards, and that such employment agreement should be extended.

     The employment agreement with Ms. Roper provides for an annual base salary of $98,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Ms. Roper received 5,623 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Ms. Roper’s employment be terminated due to death, disability or the termination of her employment “without cause,” as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a “change in control” of Pension & Benefit, First Federal or SouthFirst. Under Ms. Roper’s employment agreement, “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit’s, First Federal’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit’s, First Federal’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, First Federal or SouthFirst. In addition, under Ms. Roper’s employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.

     Ms. Roper’s employment agreement entitles her to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Board may award from time to time to senior management employees. Ms. Roper may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

     Ms. Roper’s employment agreement terminates upon her death or disability, and is terminable for “cause,” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Ms. Roper. If Ms. Roper is terminated without cause, she will be entitled to severance pay equal to the amount of her salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Ms. Roper has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of her employment. In either case, however, the severance pay shall not exceed two (2) times Ms. Roper’s “average annual compensation,” which is the average total annual compensation received by Ms. Roper under the employment agreement over the five full fiscal years preceding the termination, or, if Ms. Roper has been employed less than five full fiscal years, over each full fiscal year preceding the termination. Ms. Roper may voluntarily terminate her employment agreement by providing sixty days written notice to the Board, in which case she is entitled to receive only her compensation, vested rights and benefits up to the date of termination.

     In addition to Ms. Roper’s employment agreement, SouthFirst, First Federal, Pension & Benefit and Ms. Roper have entered into a guaranty of employment agreement pursuant to which SouthFirst and First Federal have guaranteed the performance of Pension & Benefit under the terms of the employment agreement by and between Pension & Benefit and Ms. Roper.

Deferred Compensation Agreements

     First Federal previously entered into deferred compensation agreements (collectively, the “Deferred Compensation Agreements”) with Mr. McArthur and Ms. Roper, pursuant to which each would receive certain retirement benefits at age 65. Under the Deferred Compensation Agreements, benefits would be payable for 15 years. A portion of the retirement benefits would accrue each year until age 65 or, if sooner, until termination of employment. If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If Mr. McArthur dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to his beneficiaries. Similarly, if Ms. Roper remains in the employment of First Federal until age 65, her annual benefit will be $30,000. If Ms. Roper dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to her beneficiaries.

     The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives Mr. McArthur and Ms. Roper that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for “key man” insurance. The costs of these arrangements was $35,719 for each of 2002, 2001, and 2000.

Management Recognition Plans

     The SouthFirst Board of Directors has adopted two management recognition plans (“MRPs”), denominated SouthFirst Bancshares, Inc. Management Recognition Plan “A” (“Plan A”) and SouthFirst Bancshares, Inc. Management Recognition Plan “B” (“Plan B”) (collectively, the “MRP Plans”). The objective of the MRP Plans is to enable SouthFirst and First Federal to reward and retain personnel of experience and ability in key positions of responsibility by providing such personnel with a proprietary interest in SouthFirst and by recognizing their past contributions to SouthFirst and First Federal, and to act as an incentive to make such contributions in the future.

     Except for the fact that Plan B provides for awards only to employees of SouthFirst and First Federal, while Plan A provides for awards to employees as well as to non-employee directors of SouthFirst and First Federal, the terms of the MRP Plans are the same. The MRP Plans are administered by a committee (the “Committee”) of the SouthFirst Board of Directors. Awards under the MRP Plans are in the form of restricted stock grants (“MRP grants”). Each MRP Plan has reserved a total of 16,600 shares of SouthFirst Common Stock for issuance pursuant to awards made by the Committee. Such shares, with respect to each MRP Plan, are held in trust until awards are made by the Committee, at which time the shares are distributed from the trust to the award recipient. Such shares will bear restrictive legends until vested, as described below. The Committee may make awards to eligible participants under the MRP Plans in its discretion, from time to time. Under Plan A, on November 15, 1995, each non-employee director, serving in such capacity on February 13, 1995 (the effective date of the conversion of SouthFirst from a mutual to a stock form of ownership), automatically received an award of 1,660 shares. In selecting the employees to whom awards are granted under the MRP Plans, the Committee considers the position, duties and responsibilities of the employees, the value of their services to SouthFirst and First Federal and any other factors the Committee may deem relevant.

     Awards under the MRP Plans vest at the rate of 20% per year, commencing on the first anniversary of the date of the award. The Committee may, however, from time to time and in its sole discretion, accelerate the vesting with respect to any participant, if the Committee determines that such acceleration is in the best interest of SouthFirst. If a participant terminates employment for reasons other than death or disability, the participant forfeits all rights to any shares which have not vested, including the dividends received with respect to such non-vested shares. If the participant’s termination is caused by death or disability, all shares become vested. Participants will recognize compensation income on the date their interests vest, or at such earlier date pursuant to a participant’s election to accelerate recognition pursuant to Section 83(b) of the Code.

     During the year ended September 30, 2001, SouthFirst repurchased 11,525 shares of its Common Stock, which shares subsequently were designated MRP shares. During 2002, 1,750 shares were issued to employees under MRP grants, leaving 9,775 shares in trust at September 30, 2002, which the Committee may issue in its sole discretion.

Stock Option Plans

     The SouthFirst Board of Directors has adopted two stock option plans. The first was adopted November 15, 1995 and is denominated the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan (the “1995 Plan”), and the second was adopted on January 28, 1998 and is denominated the 1998 Stock Option and Incentive Plan (the “1998 Plan”) (collectively, the “Stock Option Plans”). The objective of each of the Stock Option Plans is to attract, retain, and motivate the best possible personnel for positions of substantial responsibility with SouthFirst and First Federal. In order to attract and retain members of the Board of Directors of SouthFirst who contribute to SouthFirst’s success, each of the Stock Option Plans also provides for the award of non-qualified stock options to non-employee directors of SouthFirst.

     The 1995 Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options (“Options”) or (ii) Stock Appreciation Rights (“SARs”) (Options and SARs are referred to herein collectively as “Awards”), as determined by the committee administering the 1995 Plan. As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Subsequently, options to purchase 8,300 shares were exercised, which shares are no longer available for issuance under the 1995 Plan; options to purchase 56,649 shares expired prior to being exercised, which shares then became available for re-issuance under the 1995 Plan; and additional options to purchase 27,260 shares were issued. Thus, at September 30, 2002, 29,389 shares were available for issuance under the 1995 Plan.

     The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 35,450 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 19,177 shares were issued. Thus, at September 30, 2002, 16,273 shares were available for issuance under the 1998 Plan.

     The terms and conditions of the Stock Option Plans are substantially the same. The exercise price for Options and SARs granted under the Stock Option Plans may not be less than the fair market value of the shares on the day of the grant, and no Awards shall be exercisable after the expiration of ten years from the date of this grant. Each Stock Option Plan has a term of 10 years unless earlier terminated by the SouthFirst Board of Directors. The Stock Option Plans are administered by a committee of the directors of SouthFirst (the “Option Plan Committee”). Except as discussed below with respect to non-employee directors, the Option Plan Committee has complete discretion to make Awards to persons eligible to participate in the Stock Option Plans, and determines the number of shares to be subject to such Awards, and the terms and conditions of such Awards. In selecting the persons to whom Awards are granted under the Stock Option Plans, the Option Plan Committee considers the position, duties, and responsibilities of the employees, the value of their services to SouthFirst and First Federal, and any other factor the Option Plan Committee may deem relevant to achieving the stated purpose of the Stock Option Plan.

     Options granted under the Stock Option Plans become exercisable at rates ranging from 20% to 33% per year commencing one year from the date of grant, with the exception that all options will become immediately exercisable in the event the optionee’s employment is terminated due to the optionee’s death, disability or retirement, or in the event of a change in control of First Federal or SouthFirst.

     Under the 1995 Plan, all directors who were not employees of SouthFirst as of November 15, 1995 (the date of the approval of the Stock Option Plan by the stockholders of SouthFirst and the OTS), received non-qualified stock options to purchase 4,150 shares, which options had an exercise price of $14.00 per share, the fair market value of SouthFirst Common Stock on the date of grants. Likewise, under the 1998 Plan, all directors who were not employees of SouthFirst as of January 28, 1998 (the date of the approval of the Stock Option Plan by the Board of Directors of SouthFirst) received non-qualified stock options to purchase 2,700 shares, which options had an exercise price of $21.25 per share, the fair market value of SouthFirst Common Stock on the date of grants.

     See, also, “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. ”

Repricing of Stock Options under the Stock Option Plans

     On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 7,428 and 3,726 options to Joe K. McArthur and J. Malcomb Massey, respectively (i.e., the Named Executive Officers at that time). Options to purchase an aggregate of 50,597 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or First Federal and two former executive officers. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst’s Common Stock declined significantly to a point at which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28 options, the Board of Directors elected to reprice all such options by the cancellation of such options and the regrant of an equal number of new options at the then current, lower market price. Such replacement options were granted on November 4, 1998 at an exercise price of $15.75 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grants. The following table provides, with respect to the Named Executive Officers, the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 2002:

Ten-Year Option/SAR Repricings

		Number of			Length of Original
		Securities			Option Term
		Underlying Options	Original Exercise	New Exercise Price	Remaining at Date
Name	Date	Repriced(1)	Price ($)	($)	of Repricing

Joe K. McArthur	November 4, 1998	7,428	21.25	15.75	9.2 years
(1998 Plan)
J. Malcomb Massey	November 4, 1998	3,726	21.25	15.75	9.2 years
(1998 Plan)

(1)	The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 35,450 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 19,177 shares were issued. Thus, at September 30, 2002, 16,273 shares were available for issuance under the 1998 Plan.

     The following table provides certain information concerning the exercise of stock options under SouthFirst’s Stock Option Plans during the fiscal year ended September 30, 2002, by the Named Executive Officers and the fiscal-year-end value of unexercised options held by those individuals:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money
			at	Options at Fiscal
			Fiscal Year End	Year End
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise	Realized	Unexercisable	Unexercisable(1)

Joe K. McArthur	0	$0	19,411/6,321	$3,768/$7,536
J. Malcomb Massey	0	$0	2,810/2,640	$1,293/$2,586
Sandra H. Stephens	0	$0	0/7,500	$0/$15,600
Ruth M. Roper	0	$0	1518 / 1446	$716/$1,454

(1)	Represents the value of unexercised, in-the-money stock options on September 30, 2002, using the $12.00 closing price of SouthFirst Common Stock on that date.

Employee Retirement Savings Plan

     First Federal has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its salaried employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to 14% of their gross salary to the 401(k) Plan, or $10,500, whichever is less. Currently, all contributions are fully vested under the 401(k) Plan at the time of contribution. Prior to First Federal’s adoption of an Employee Stock Ownership Plan (see “—Employee Stock Ownership Plan” below), the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.50 for each $1.00 of employee contribution, and contributions from 4% to 6% were 100% matched. Effective October 1, 2000, the first 1% to 3% of employee compensation was matched by a First Federal contribution of $0.25 for each $1.00 of employee contribution, and contributions from 4% to 6% were matched by a contribution of $0.50 for each $1.00 of employee contribution. During these periods, contributions were 100% vested following the completion of five years of service and were invested in one or more investment accounts administered by the Plan administrator.

Employee Stock Ownership Plan

     First Federal has adopted an Employee Stock Ownership Plan (the “ESOP”) for the exclusive benefit of participating employees. All employees of First Federal who are at least 21 years old and who have completed a year of service with First Federal are eligible to participate in the ESOP. SouthFirst loaned the ESOP $664,000, which the ESOP used to purchase 66,400 shares of SouthFirst Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.

     Contributions to the ESOP are expected to be used to repay the ESOP loan. Shares released from the suspense account, as the ESOP loan is repaid, any contributions to the ESOP that are not used to repay the ESOP loan, and forfeitures will be allocated among participants on the basis of their relative compensation. With the exception of terminations due to death, disability or retirement, a participant must be employed by First Federal on the last day of the ESOP plan year and must have completed 1,000 hours of service during the plan year in order to share in the allocation for the plan year. Any dividends paid on unallocated shares of SouthFirst Common Stock are to be used to repay the ESOP loan; any dividends paid on shares of SouthFirst Common Stock allocated to participant accounts will be credited to said accounts.

     Benefits under the ESOP vest at a rate of 20% per year of service, with the first 20% vesting after a participant has served for two years. Participant’s benefits also become fully vested upon his or her death, disability, attainment of normal retirement age, or the termination of the ESOP. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service with First Federal. An employee’s years of service prior to the ESOP’s effective date will be considered for purposes of determining vesting under the ESOP.

     A participant who separates from service because of death, disability or retirement will be entitled to receive an immediate distribution of his or her benefits. A participant who separates from service for any other reason and who is not reemployed by an employer will receive a lump sum distribution of the vested portion of his account as soon as administratively feasible after his date of termination, unless the participant elects a later distribution. Distributions generally will be made in whole shares of SouthFirst Common Stock, with the value of fractional shares being paid in cash. Although accounts generally will be distributed in a lump sum, if the fair market value of a participant’s account is in excess of $500,000, as of the date distribution is required to begin, distributions will be made in substantially equal annual payments over a period not longer than five (5) years, plus an additional one (1) year (up to an additional five (5) years) for each $100,000 increment, or fraction of such increment, by which the value of the participant’s account exceeds $500,000.

     Pension & Benefit serves as the plan administrator and trustee of the ESOP (the “ESOP Trustee”). Participants may vote the shares of SouthFirst Common Stock that are allocated to their account. Any unallocated shares of SouthFirst Common Stock and allocated shares of SouthFirst Common Stock for which no timely direction is received are voted by the ESOP Trustee in accordance with its fiduciary obligations.

Dividend Incentive Plan

     SouthFirst, in November 1995, adopted, by resolution of the Board of Directors of SouthFirst, a dividend incentive plan (the “Dividend Incentive Plan”), pursuant to which each director and/or employee in the SouthFirst family, who holds options to purchase SouthFirst Common Stock under the Stock Option Plans, is paid an amount equal to the number of shares underlying the stock options held by him or her, multiplied by the amount of dividends SouthFirst pays to the holders of its Common Stock. If the service of an employee or director is terminated prior to the full vesting of his or her stock options, then the employee or director immediately forfeits, and must repay to SouthFirst, all amounts received under the Dividend Incentive Plan with respect to the non-vested options.

Compensation of Directors

     Director Fees and Dividends

     Each member of the First Federal Board of Directors receives a fee of $915 for each board meeting attended (with one excused absence), and each non-employee director of First Federal, if a member of a committee, receives $500 for each committee meeting attended. The members of the SouthFirst Board of Directors do not receive a fee for board meeting attendance.

     During fiscal 2002, each non-employee director was paid from $830 to $4,940 under the Dividend Incentive Plan with respect to the shares of Common Stock underlying the stock options held by each non-employee director. Further, certain SouthFirst directors, during fiscal 2002, received a cash dividend in the amount of $996 with respect to the restricted shares held by such directors, as granted under Management Recognition Plans “A” and “B.”

     Director Retirement Benefits

     The Board of Directors of First Federal has adopted, effective as of October 1, 2001, the Bank Director Supplemental Retirement Plan (the “Director Plan”), under which First Federal will make certain payments to each participating director, upon the director’s retirement, or to the director’s beneficiary(ies) in the event of the director’s death. The Director Plan is an unfunded arrangement maintained primarily to provide supplemental retirement benefits for each participating director and constitutes a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). A “pre-retirement account” is established under the Director Plan, as a liability reserve account on the books of First Federal for the benefit of each participating director. Such liability reserve account shall be increased or decreased each plan year, until the participating director either retires, or has a termination of service, as a director of First Federal.

     The annual increase or decrease in this liability reserve account is determined by an index which, generally, measures the amount of aggregate annual after-tax income from certain life insurance contracts, owned by First Federal on the lives of each participating director, against the annual cost of funds of First Federal represented by the net premiums paid on these life insurance policies. Each participating director of First Federal will receive, on a monthly basis beginning at retirement or termination of service, as a supplemental retirement benefit, the amount attributed to their liability service account, adjusted, as applicable, under the terms of the Director Plan. The cost of the Director Plan was $18,646 for fiscal year 2002. However, no benefits were paid under the Director Plan in fiscal year 2002.

Compensation Committee Interlocks and Insider Participation

     SouthFirst presently does not have a compensation committee because, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey, no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Joe K. McArthur, Chief Executive Officer of First Federal and SouthFirst, and President of First Federal, and J. Malcomb Massey, President of SouthFirst and Pension & Benefit, serve as members of the Wage and Compensation Committee of First Federal. First Federal’s Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no “interlocking” relationships existing at or before the year ended September 30, 2002 in which (i) any executive officer was a member of the board of directors/trustees of another entity, one of whose executive officers was a member of the First Federal Board of Directors, or where (ii) any executive officer was a member of the compensation committee of another entity, one of whose executive officers was a member of the First Federal Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of December 16, 2002 with respect to the beneficial ownership of SouthFirst’s Common Stock by (i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Shares of
	Common Stock		Percent of
Beneficial Owner	Beneficially Owned(1)		Outstanding Shares(2)

Joe K. McArthur(3)	38,161		4.6%
H. David Foote, Jr.(4)	13,392		1.6%
J. Malcomb Massey(5)	27,826		3.4%
Allen Gray McMillan, III(6)	18,892		2.3%
Kenneth E. Easterling(7)	25,182		3.1%
L. Neal Bice(8)	30,763		3.8%
Donald R. Hardy(9)	1,122		0.1%
Jeffrey L. Gendell, et. al.(10)	81,700		10.2%
Robert J. Salmon and Mary Anne J. Salmon(11)	47,600		5.9%
Sandra H. Stephens(12)	1,850		0.2%
Ruth M. Roper(13)	8,724		1.1%
Pension & Benefit Financial Services, Inc.(14)	66,400		8.3%
All directors and executive officers as a group (9 persons)	165,912	(15)	19.4%

(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2)	The percentages are based upon 803,294 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 803,294 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(3)	Of the amount shown, 1,568 shares are owned by Mr. McArthur’s son (who lives in the same household as Mr. McArthur), 1,500 shares are owned jointly by Mr. McArthur and his wife, 5,644 shares are held in his account under SouthFirst’s 401(k) Plan, 5,734 shares are held in his account under First Federal’s ESOP, 22,571 shares are subject to presently exercisable options and 1,144 shares represent restricted stock granted under SouthFirst’s Management Recognition Plans “A” and “B,” all of which are fully vested.

(4)	Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 7,232 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(5)	Of the amount shown, 15,521 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,502 shares are held in a profit sharing account, and 2,234 shares are held in an Individual Retirement Account, and 1,349 shares are held in his account under First Federal’s ESOP, 4,130 shares are subject to exercisable options, and 1,090 shares are owned jointly by Mr. Massey and his wife.

(6)	Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 7,232 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(7)	Of the amount shown, 21,099 shares are held jointly by Mr. Easterling and his wife, 1,001 shares are held individually by Mr. Easterling and 3,082 shares are subject to exercisable options.

(8)	Of the amount shown, 13,332 shares are held by Mr. Bice, as the Executor of the Estate of H. D. Bice, his father, 14,349 are held individually by Mr. Bice and 3,082 shares are subject to exercisable options.

(9)	Of the amount shown, 200 shares are held jointly by Mr. Hardy and his wife and 922 shares are subject to exercisable options.

(10)	Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 81,700 shares, Tontine Management, L.L.C. (“TM”) has shared voting power with respect to 81,700 shares, and Tontine Financial Partners, L.P. (“TFP”) has shared voting power with respect to 81,700 shares. TM, the general partner of TFP, has the power to direct the affairs of TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell and TFP is 200 Park Avenue, Suite 3900, New York, New York 10166. The foregoing information is based on a Schedule 13G, dated May 10, 2000 filed by Mr. Gendell, TM, and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(11)	Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998 received by SouthFirst from Mr. and Mrs. Salmon. Mr. and Mrs. Salmon’s address is 3623 Raymond Street, Chevy Chase, Maryland, 20815. SouthFirst makes no representation as to the accuracy or completeness of the information reported therein.

(12)	Of the amount shown, 1,500 shares are subject to presently exercisable options, and 350 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan(s), all of which shares are fully vested.

(13)	Of the amount shown, 5,623 shares are directly owned by Ms. Roper, 858 shares are held in her account in First Federal’s ESOP, and 2,243 shares are subject to presently exercisable options.

(14)	These shares are held in trust by Pension & Benefit as trustee of First Federal’s ESOP. See “Item 10. EXECUTIVE COMPENSATION — Employee Stock Ownership Plan.”

(15)	Of the amount shown, 51,994 shares are subject to exercisable options.

     There are no arrangements known to SouthFirst pursuant to which a change in control of SouthFirst would result.

      The following table provides information with respect to shares of SouthFirst Common Stock authorized for issuance under equity compensation plans:

Equity Compensation Plan Information(1)

Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon		issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(2)	92,399	$13.15	45,662
Equity compensation plans not approved by security holders	0	$0	0

(1)	The terms “equity compensation plan,” as used in this table, refers to compensation plans and individual compensation arrangements for employees and directors of the Company and its affiliates, which authorize the issuance of equity securities of the Company, excluding all compensation plans and arrangements which meet the qualification requirements under Section 401(a) of the Code.
(2)	Includes the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan, the 1998 Stock Option and Incentive Plan, the SouthFirst Bancshares, Inc. Management Recognition Plan “A,” and the SouthFirst Bancshares, Inc. Management Recognition Plan “B.” See, also, “Item 10. EXECUTIVE COMPENSATION — Management Recognition Plans, and — Stock Option Plans.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal’s other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 2002, the aggregate of all loans by First Federal to its officers, directors, and related interests was $816,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed with the SEC as a part of, and are hereby incorporated by reference from, SouthFirst’s: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 (“1994 S-1”); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 (“Plan ‘A’ S-8”); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 (“Plan ‘B’ S-8”); Registration Statement on Form S-8, Registration No. 333-4538 (“Option Plan S-8”); Registration Statement on Form S-8, Registration No. 333-85705 (“Amended Option Plan S-8”); Annual Report on Form 10-K for the year ended September 30, 1995 (“1995 10-K”); Annual Report on Form 10-K for the year ended September 30, 1998 (“1998 Form 10-K”); Annual Report on Form 10-KSB for the year ended September 30, 2001 (“2001 Form 10-KSB”); Other Event on Form 8-K, filed on March 29, 2002

(“March 29, 2002 Form 8-K”); Quarterly Report on Form 10-QSB for the period ended December 31, 2001 (“December 31, 2001 10-QSB”); Other Event on Form 8-K, filed on July 2, 2002 (“July 2, 2002 Form 8-K”). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation (1994 S-1).

3.2*	Bylaws (1994 S-1, Exhibit 3.2).

3.3	Amendment to Article III, Section 2 of the Bylaws.

4*	Form of Common Stock Certificate (1994 S-1).

10.1*	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur (2001 Form 10-KSB).

10.2*	Form of Employment Agreement between First Federal of the South and Joe K. McArthur (2001 Form 10-KSB).

10.3*	Form of Employment Agreement between First Federal of the South and Sandra H. Stephens (2001 Form 10-KSB).

10.4*	Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2001 Form 10-KSB, Exhibit 10.4.1).

10.5*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2001 Form 10-KSB, Exhibit 10.4.2).

10.6*	Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.5.1).

10.7*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.5.2).

10.8*	Form of Management Recognition Plan A (1994 S-1, Exhibit 10.5).

10.9 *	Form of Management Recognition Plan A, as amended (1995 Form 10-K, Exhibit 10.8.2).

10.10*	Management Recognition Plan A Restated and Continued (Plan “A” S-8, Exhibit 4.1).

10.11*	Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

10.12*	Form of Management Recognition Plan B, as amended (1995 Form 10-K, Exhibit 10.9.2).

10.13*	Management Recognition Plan B, Restated and Continued (Plan “B” S-8, Exhibit 4.1).

10.14*	Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7) (1995 Form 10-K, Exhibit 10.10.1).

10.15*	Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K, Exhibit 10.10.2).

10.16 *	Form of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

Exhibit No.	Description of Exhibit

10.17*	Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8, Exhibit 10.10.4).

10.18*	Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

10.19*	Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8, Exhibit 10.10.6)

10.20*	Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

10.21*	Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (2001 Form 10-KSB, Exhibit 10.11.2).

10.22*	Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur (1995 Form 10-K, Exhibit 10.12).

10.23*	Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.14).

10.24*	Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (December 31, 2001 10-QSB, Exhibit 10.16).

10.25*	Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision (March 29, 2002 Form 8-K, Exhibit 99.1).

10.26*	Form of Settlement Agreement dated June 28, 2002, by and between First Federal of the South and Charles R. Vawter, Jr., Charles R. Vawter, Sr., Vawter Properties & Resources, LP, Angela H. Vawter and Automatic Gas & Appliance Co., Inc. (July 2, 2002 Form 8-K, Exhibit 99.1)

11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

99.1	Financial Statements of SouthFirst Bancshares, Inc. and subsidiaries.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     There was one report on Form 8-K, filed by SouthFirst during the last quarter of fiscal year 2002. This report, filed on July 2, 2002, included a press release announcing that SouthFirst had entered into a settlement agreement, and a copy of the form of such settlement agreement.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this annual report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule13a-14(c) of the Exchange Act). Based on their evaluation, the Chief Executive Officer and Controller have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company and the Company’s consolidated subsidiaries, required to be included in periodic reports, including this annual report, filed by the Company with the SEC.

     There have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the Chief Executive Officer’s and Controller’s evaluation.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 23rd day of December 2002.

SOUTHFIRST BANCSHARES, INC.

By:	/s/ Joe K. McArthur Joe K. McArthur Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe K. McArthur Joe K. McArthur	Chief Executive Officer & Director (principal executive officer)	December 23, 2002

/s/ Sandra H. Stephens Sandra H. Stephens	Executive Vice President, Chief Operating Officer, Secretary & Director	December 23, 2002

/s/ Janice Browning Janice Browning	Controller, Treasurer (Principal Accounting Officer)	December 23, 2002

/s/ Allen Gray McMillan, III Allen Gray McMillan, III	Chairman and Director	December 23, 2002

/s/ J. Malcomb Massey J. Malcomb Massey	President and Director	December 23, 2002

/s/ Kenneth E. Easterling Kenneth E. Easterling	Director	December 23, 2002

/s/ H. David Foote, Jr. H. David Foote, Jr.	Director	December 23, 2002

/s/ L. Neal Bice L. Neal Bice	Director	December 23, 2002

/s/ Donald R. Hardy Donald R. Hardy	Director	December 23, 2002

CERTIFICATION

     I, Joe K. McArthur, Chief Executive Officer of the registrant, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of SouthFirst Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 23, 2002

/s/ Joe K. McArthur Joe K. McArthur Chief Executive Officer

CERTIFICATION

     I, Janice R. Browning, Controller (principal financial officer) of the registrant, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of SouthFirst Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 23, 2002

/s/ Janice R. Browning Janice R. Browning Controller (principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.3	Amendment to Article III, Section 2 of the Bylaws.

11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of Registrant.

23.1	Consent of Jones and Kirkpatrick, P.C.

99.1	Financial Statements of SouthFirst Bancshares, Inc. and subsidiaries.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.