Form 10QSB
period 2002-12-31
SOUTHFIRST BANCSHARES INC
filed 2003-02-14
CIK 925963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
December 31, 2002	1-13640

SOUTHFIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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

     Yes [X]            No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	743,294 shares

Class	Outstanding at February 10, 2003

Transitional Small Business Disclosure Format: Yes [  ] No [X]

SOUTHFIRST BANCSHARES, INC.

Page
PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)	1
Consolidated Statements of Financial Condition at December 31, 2002 (Unaudited) and September 30, 2002	1
Consolidated Statements of Operations (Unaudited) for the Three Months Ended December 31, 2002 and 2001	2
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended December 31, 2002	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2002 and 2001	4-5
Notes to Consolidated Financial Statements (Unaudited) – December 31, 2002 and 2001	6-8
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 3: Controls and Procedures	12
PART II — OTHER INFORMATION	13
Item 1: Legal Proceedings	13
Item 5: Other Information	13
Item 6: Exhibits and Reports on Form 8-K	13-14
SIGNATURES	14
CERTIFICATIONS	15-16

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Financial Condition
December 31, 2002 (Unaudited) and September 30, 2002

	December 30,	September 30,
	2002	2002

	(Unaudited)
Assets
Cash and cash equivalents	$5,963,823	$8,122,898
Interest-bearing deposits in other financial institutions	875,083	883,262
Investment securities available-for-sale, at fair value	26,261,807	26,768,039
Loans receivable	92,204,969	93,838,835
Less allowance for loan losses	(923,996)	(854,013)

Net loans	91,280,973	92,984,822
Loans held for sale at cost (which approximates fair value)	3,072,172	2,292,400
Foreclosed assets, net	513,630	79,983
Premises and equipment, net	4,614,666	4,867,235
Federal Home Loan Bank stock, at cost	1,367,000	2,229,800
Accrued interest receivable	607,870	734,168
Other assets	2,389,091	2,652,237

Total Assets	$136,946,115	$141,614,844

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$2,052,697	$2,849,970
Interest bearing	96,038,062	93,633,292

Total deposits	98,090,759	96,483,262

Advances by borrowers for property taxes and insurance	170,994	276,909
Accrued interest payable	821,304	825,850
Borrowed funds	23,163,861	29,057,611
Accrued expenses and other liabilities	945,373	1,092,829

Total liabilities	123,192,291	127,736,461

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 989,868 shares issued and 797,911 shares outstanding at December 31, 2002; 989,868 shares issued and 800,911 shares outstanding at September 30, 2002	9,996	9,996
Additional paid-in capital	9,819,676	9,819,676
Treasury stock, at cost (186,574 shares at December 31, 2002; 183,574 shares at September 30, 2002)	(2,444,791)	(2,407,231)
Deferred compensation on common stock employee benefit plans	(300,121)	(324,060)
Shares held in trust at cost (9,775 shares at December 31, 2002 and September 30, 2002)	(107,161)	(107,161)
Retained earnings	6,423,862	6,457,443
Accumulated comprehensive other income	352,363	429,720

Total stockholders’ equity	13,753,824	13,878,383

Total Liabilities and Stockholders’ Equity	$136,946,115	$141,614,844

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three Months Ended December 31, 2002 and 2001

	2002	2001

Interest and dividend income:
Interest and fees on loans	$1,554,040	$1,897,638
Interest income on deposits in other financial institutions	30,128	23,460
Interest and dividend income on investment securities	337,649	400,286

Total interest and dividend income	1,921,817	2,321,384

Interest expense:
Interest on deposits	744,685	1,041,336
Interest on borrowed funds	256,625	354,030

Total interest expense	1,001,310	1,395,366

Net interest income	920,507	926,018
Provision for loan losses	75,000	—

Net interest income after provision for loan losses	845,507	926,018

Other income:
Service charges and other fees	134,440	118,757
Employee benefit trust and consulting fees	285,591	297,361
Gain on sale of loans	295,536	128,388
Gain (loss) on sale of foreclosed assets	(1,895)	—
Gain (loss) on sale of equipment	11,165	361
Gain (loss) on sale of investment securities available-for-sale	131,644	—
Other	56,214	76,421

Total other income	912,695	621,288

Other expenses:
Compensation and benefits	1,032,977	810,949
Net occupancy expense	92,236	83,437
Furniture and fixtures	119,232	111,829
Data processing	75,846	86,718
Office supplies and expense	104,033	98,136
Deposit insurance premiums	27,555	15,587
Goodwill amortization	—	13,487
Legal	30,000	45,300
Other	134,422	122,890

Total other expenses	1,616,301	1,388,333

Income before income taxes	141,901	158,973
Income tax expense	54,407	62,977

Net income	$87,494	$95,996

Earnings per share:
Basic	0.11	0.11
Diluted	0.11	0.11
Cash dividends declared	0.15	0.15
Weighted average shares outstanding:
Basic	799,533	858,647
Diluted	807,215	859,647

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended December 31, 2002

				Deferred
				Compensation
				on Common
		Additional		Stock	Shares		Accumulated	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Other Income	Equity

Balance at September 30, 2002	$9,996	$9,819,676	$(2,407,231)	$(324,060)	$(107,161)	$6,457,443	$429,720	$13,878,383

Comprehensive income:
Net income						87,494		87,494
Change in net unrealized gain on available-for-sale securities, net of reclassification adjustments and income taxes of $47,412							(77,357)	(77,357)

Total comprehensive income								10,137

Vesting of deferred compensation shares				23,939				23,939
Acquisition of Treasury stock			(37,560)					(37,560)
Cash dividends declared						(121,075)		(121,075)

Balance at December 31, 2002	$9,996	$9,819,676	$(2,444,791)	$(300,121)	$(107,161)	$6,423,862	$352,363	$13,753,824

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2002 and 2001

	2002	2001

Operating activities:
Net income	$87,494	$95,996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	—
Depreciation and amortization	91,138	80,932
Gain on sale of securities	(131,644)	—
Gain on sale of loans	(295,536)	(128,388)
Decrease in deferred loan origination fees	(42,604)	(18,684)
Net amortization of premium on investment securities available-for-sale	(9,125)	6,733
Loss on sale of foreclosed assets	1,895	—
Gain on sale of premises and equipment	(11,165)	(361)
Loans originated for sale	(14,047,780)	(5,013,962)
Proceeds from sale of loans	13,563,544	5,247,400
(Increase) decrease in accrued interest receivable	126,298	173,406
Increase (decrease) in other assets	263,146	(867,748)
Deferred compensation expense	23,939	22,976
Increase (decrease) in accrued interest payable	(4,546)	(114,021)
Increase (decrease) in accrued expenses and other liabilities	(100,044)	(364,996)

Net cash used by operating activities	(409,990)	(880,717)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	8,179	(264,000)
Proceeds from calls and maturities of investment securities available-for-sale	2,629,011	1,112,921
Purchase of investment securities available-for-sale	(5,544,884)	—
Proceeds from sale of investments available-for-sale	3,438,105	—
Proceeds from sale of Federal Home Loan Bank stock	862,800	—
Net (increase) decrease in loans	1,671,453	(106,341)
Purchase of premises and equipment	(20,522)	(149,084)
Proceeds from sale of foreclosed assets	2,249	6,200
Proceeds from sale of other assets	193,118	—
Transfer from loans of repossessed assets	(437,791)	—

Net cash provided by investing activities	2,801,718	599,696

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2002 and 2001

	2002	2001

Financing activities:
Increase (decrease) in deposits	$1,607,497	$1,120,947
Proceeds from borrowed funds	125,000	5,000,000
Repayment of borrowed funds	(6,018,750)	(6,100,000)
Cash dividends paid	(121,075)	(137,687)
Acquisition of Treasury shares	(37,560)	(160,000)
Increase (decrease) in advances by borrowers for property taxes and insurance	(105,915)	(224,260)

Net cash used in financing activities	(4,550,803)	(501,000)

Increase (decrease) in cash and cash equivalents	(2,159,075)	(782,021)
Cash and cash equivalents at beginning of period	8,122,898	6,020,186

Cash and cash equivalents at end of period	$5,963,823	$5,238,165

Supplemental information on cash payments:
Interest paid	$1,005,856	$1,509,387

Income taxes paid	$18,500	$129,985

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$(77,357)	$(40,194)

Real estate obtained through foreclosure	$432,834	$—

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
December 31, 2002 and 2001

(1)	Basis of Presentation

Information filed on this Form 10-QSB as of and for the quarter ended December 31, 2002, was derived from the financial records of SouthFirst Bancshares, Inc. (“SouthFirst”) and its wholly-owned subsidiaries, First Federal of the South (“First Federal”), and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama-based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three-month periods ended December 31, 2002 and 2001. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)	New Accounting Standard

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001 will not be amortized. The accounting for goodwill and other intangible assets required under Statement 142 is effective for the fiscal year beginning October 1, 2002.

The following table illustrates the impact of the adoption of SFAS 142:

	Three Months Ended
	December 31,

	2002	2001

Net income	$87,494	$95,996
Add back: excess purchase price amortization (net of taxes of $5,125)	—	8,362

Net income as adjusted for the adoption of SFAS 142	87,494	104,358

Per share:
Net income	$0.11	$0.11
Net income — diluted	0.11	0.11
Net income, as adjusted for the adoption of SFAS 142	0.11	0.12
Net income — diluted, as adjusted for the adoption of SFAS 142	0.11	0.12

(3)	Business Segment Information

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Exhibit 99.1 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Three Months Ended December 31, 2002			Three Months Ended December 31, 2001

		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total

Interest and dividend income	$1,916,119	$5,698	$1,921,817	$2,312,158	$9,226	$2,321,384
Interest expenses	1,001,310	—	1,001,310	1,395,366	—	1,395,366

Net interest income	914,809	5,698	920,507	916,792	9,226	926,018
Provision for loan losses	75,000	—	75,000	—	—	—

Net interest income after provision for loan losses	839,809	5,698	845,507	916,792	9,226	926,018
Other income	624,104	288,591	912,695	320,927	300,361	621,288
Other expenses	1,341,078	275,223	1,616,301	1,124,891	263,442	1,388,333

Income before income taxes	122,835	19,066	141,901	112,828	46,145	158,973
Income taxes	47,038	7,369	54,407	45,382	17,595	62,977

Net income	$75,797	$11,697	$87,494	$67,446	$28,550	$95,996

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)	Subsequent Events

As previously announced, on January 21, 2003, the Company declared a regular $0.15 per share cash dividend on the Company’s outstanding stock, payable on February 14, 2003, to stockholders of record as of January 31, 2003.

Also, as previously announced, on January 21, 2003, the board of directors of SouthFirst Bancshares, Inc. approved a new stock repurchase program, authorizing the Company to repurchase up to 77,000 shares, or approximately ten percent (10%), of its outstanding common stock. The repurchases will be made from time to time, in the open market or through negotiated transactions, at the discretion of the management of the Company, and will be held by the Company as treasury shares. The timing of the repurchases will depend on market conditions and corporate requirements. As of February 10, 2003, under this stock repurchase program, as previously announced, the Company has repurchased 35,000 shares of its common stock, all of which shares were acquired through a privately negotiated transaction, at a purchase price of $15.00 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the first quarter of fiscal 2003, which ended December 31, 2002, decreased $8,502 or 8.9% to $87,494 when compared to the same period in fiscal 2002. Net interest income decreased $5,511 or 0.6% for the three-month period ended December 31, 2002, compared to the same period in fiscal 2002. Non-interest income increased $291,407 or 46.9% for the three-month period ended December 31, 2002 compared to the same period in fiscal 2002, while non-interest expenses increased $227,968 or 16.4%.

Net income per common share, based on weighted average shares outstanding, was $0.11 for each of the three-month periods ended December 31, 2002 and December 31, 2001.

Those items significantly affecting net earnings are discussed in detail below.

Net Interest Income

As of December 31, 2002, the interest rate spread increased 55 basis points as rates earned on interest-earning assets decreased 36 basis points to 6.34% while the cost of funds decreased 91 basis points to 3.33%. The decrease in rates paid and the decrease in rates received during this three-month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets decreased $17.3 million or 12.5%, from $138.6 million to $121.3 million, while the average balance of interest-bearing liabilities decreased $11.3 million or 8.6%, from $131.6 million to $120.3 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in a decrease in net interest income of approximately $6,000 or 0.6%, and an increase in the interest rate spread from 2.46% to 3.01% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001.

Provision for Loan Losses

Provision for loan losses reflects an increase in the amount of $75,000 for the three-month period ending December 31, 2002. This increase is the result of additional reserves required to cover certain asset quality concerns within the construction loan portfolio.

Other Income

Total other income, for the three months ended December 31, 2002, increased approximately $292,000, to $913,000, compared to $621,000 for the three months ended December 31, 2001. A portion of the increase in total non-interest income was attributable to an increase of approximately $167,000 in gains on sales of loans, an increase of approximately $132,000 in gains on sale of investment securities available for sale, and an increase in service charges and other fees of approximately $16,000 during the first three months of fiscal 2003. Fee income generated from employee benefit trust and consulting decreased approximately $12,000, while the gain from the sale of equipment increased by approximately $11,000, as compared to the three months ended December 31, 2001.

Other Expense

Total other expense, for the three months ended December 31, 2002, increased by approximately $228,000, to $1,616,000, as compared to $1,388,000 for the three months ended December 31, 2001. The change in other non-interest expense is attributable to an increase in compensation and benefits of approximately $222,000, an increase in deposit insurance premiums of approximately $12,000 and an increase in other expenses of approximately $12,000, while data processing fees decreased approximately $11,000, goodwill amortization decreased approximately $13,000 and legal expenses decreased approximately $15,000, as compared to the three-month period ended December 31, 2001.

Income Taxes

The Company’s effective tax rates, for the three-month periods ended December 31, 2002 and 2001, were 38.3% and 39.6%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $9,000 or 13.6% to $54,000 for the three months ended December 31, 2002, as compared to $63,000 for the three months ended December 31, 2001, due to the decrease in pre-tax earnings.

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

	At or for the three
	months ended December 31,

	2002	2001

Return on assets	0.25%	0.25%
Return on equity	2.54%	2.68%
Equity to asset ratio	9.99%	9.49%
Interest rate spread	3.01%	2.46%
Net interest margin	3.04%	2.67%
Total risk-based capital	16.44%	15.96%
Non-performing loans to loans	0.75%	1.58%
Allowance for loan losses to loans	0.98%	1.54%
Allowance for loan losses to average non-performing loans	130.42%	97.34%
Ratio of net charge-offs to average loans outstanding	0.01%	(0.01)%
Book value per common share outstanding	$17.23	$16.87

Significant factors affecting SouthFirst’s financial condition during the three months ended December 31, 2002 are detailed below:

Assets

Total assets decreased approximately $4,669,000 or 3.3%, from $141,615,000 at September 30, 2002 to $136,946,000 at December 31, 2002. Cash and amounts due from banks decreased approximately $2,159,000, which was used primarily for the purpose of repaying short-term borrowed funds. Net loans decreased approximately $1,704,000, or 1.8%. This decrease occurred primarily in residential construction loans, which is a result of the limitations placed on construction lending by the Office of Thrift Supervision (“OTS”), as outlined in the Supervisory Agreement entered into between OTS and First Federal as of March 22, 2002.

Liabilities

Total liabilities decreased approximately $4,500,000 or 3.6%, from $127,736,000 at September 30, 2002 to $123,192,000 at December 31, 2002. Deposits increased approximately $1,600,000 during the period, which represents an increase in certificates of deposit of approximately $2.3 million and a decrease in checking and other savings accounts of approximately $0.7 million. Borrowed funds decreased approximately $6,000,000, which represents the repayment of short-term daily rate credit advances with the Federal Home Loan Bank of $2.0 million, and the repayment of short-term reverse repurchase agreements with Morgan Keegan and Company of approximately $4.0 million.

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

At December 31, 2002, the allowance for loan losses was $923,996, compared to $854,013 at September 30, 2002. This increase is due primarily to an additional reserve in the amount of $75,000. (See “Allowance for Loan Losses” above). Non-performing loans at December 31, 2002 were approximately $708,000, as compared to approximately $764,000 at September 30, 2002. At December 31, 2002 and September 30, 2002, the allowance for loan losses represented 0.98% and 0.88% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

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

Under the previous regulation, First Federal was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U.S. Government, state or federal agency obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).

As of December 31, 2002, First Federal’s average daily balance of liquid assets was approximately 28% of its September 30, 2002 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $1,896,000 in cash and cash equivalents, and approximately $26,249,000 in other qualifying assets. In addition, as of December 31, 2002, the fair market value of the Company’s investment securities portfolio, which is held for sale, was $26,262,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of December 31, 2002, the amount of deposits was $98,091,000, which represents an increase of $1,607,000 from the amount of deposits at September 30, 2002.

Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). At December 31, 2002, the Company had outstanding balances with the FHLBA totaling $22,340,000. Further, the Company has a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,090, which presently is scheduled to mature on May 24, 2003, and of which, at December 31, 2002, there was an outstanding balance of approximately $824,000.

Management believes that the Company’s significant liquidity and existing funding sources are more than adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations, and otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.

Capital Adequacy and Resources

Management is committed to maintaining First Federal’s capital at a level that would be sufficient to protect depositors, provide for reasonable growth, and comply fully with all regulatory requirements. Management’s strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.

OTS has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied such capital requirements primarily through the retention of earnings. First Federal’s compliance with these standards, as of December 31, 2002, is indicated by the following chart:

Category	Amount	Percent of Asset Base

Tangible capital	$13,682,000	10.07%
Core capital	13,682,000	10.07%
Tier-based capital	14,110,000	16.44%

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

Item 3: Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule13a-14(c) of the Exchange Act). Based on their evaluation, the Chief Executive Officer and Controller have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company and the Company’s consolidated subsidiaries, required to be included in periodic reports, including this quarterly report, filed by the Company with the SEC.

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

Item 5: Other Information

On January 21, 2003, the Company’s board of directors authorized and approved an amendment to the Company’s bylaws, whereby the position of chairman of the board of directors was removed from the list of named officers of the Company (see Exhibit 3.4 hereto), making the position of chairman a non-officer position for the Company. This action was taken in the interest of proper corporate governance, specifically, to allow the chairman to serve on the board of directors’ audit committee without violating the Sarbanes-Oxley Act of 2002.

As set forth in the related resolutions of the board of directors (see Exhibit 3.4 hereto), Section 10A of the Securities Exchange Act of 1934 was amended by Section 301 of the Sarbanes-Oxley Act of 2002, whereby, not later than April 26, 2003, each member of the Company’s audit committee is required to be an independent director of the Company. In light of this new requirement, the board of directors has determined that it is in the Company’s best interests to enable the chairman to serve on the audit committee. Therefore, based on this amendment of the Company’s bylaws, the chairman of the board of directors is no longer an officer of the Company and, thus, may continue to serve on the audit committee.

Further, as disclosed in the Company’s most recent Annual Report on Form 10-KSB, filed with the SEC on December 24, 2002, the board of directors of First Federal has adopted, effective as of October 1, 2001, the Bank Director Supplemental Retirement Plan (the “Director Plan”), under which First Federal will make certain payments to each participating director, upon the director’s retirement or to the director’s beneficiary(ies) in the event of the director’s death. The Director Plan is an unfunded arrangement maintained primarily to provide supplemental retirement benefits for each participating director and constitutes a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under the Director Plan, First Federal has entered into an agreement with each participating director, a form of which agreements is attached hereto as Exhibit 10.27.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description

3.4	Amendment to Article V, Section 1 of the Bylaws.

10.1	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur, as amended and restated, effective as of October 1, 2002.

Exhibit Number	Description

10.2	Form of Employment Agreement between First Federal of the South and Joe K. McArthur, as amended and restated, effective as of October 1, 2002.

10.3	Form of Employment Agreement between First Federal of the South and Sandra H. Stephens, as amended and restated, effective as of October 1, 2002.

10.4	Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey, as amended and restated, effective as of October 1, 2002.

10.6	Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and Ruth M. Roper, as amended and restated, effective as of October 1, 2002.

10.27	Form of Director Supplemental Retirement Plan Director Agreement.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended December 31, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: February 14, 2003	By:	/s/ Joe K. McArthur Joe K. McArthur Chief Executive Officer (principal executive officer)

Date: February 14, 2003	By:	/s/ Janice R. Browning Janice R. Browning Controller, Treasurer (principal financial officer)

CERTIFICATION

I, Joe K. McArthur, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SouthFirst Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Joe K. McArthur Joe K. McArthur Chief Executive Officer

CERTIFICATION

I, Janice R. Browning, Controller (principal financial officer) of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SouthFirst Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Janice R. Browning Janice R. Browning Controller

Exhibit Index

Exhibit Number	Description

3.4	Amendment to Article V, Section 1 of the Bylaws.

10.1	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur, as amended and restated, effective as of October 1, 2002.

10.2	Form of Employment Agreement between First Federal of the South and Joe K. McArthur, as amended and restated, effective as of October 1, 2002.

10.3	Form of Employment Agreement between First Federal of the South and Sandra H. Stephens, as amended and restated, effective as of October 1, 2002.

10.4	Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey, as amended and restated, effective as of October 1, 2002.

10.6	Form of Employment Agreement between Pension & Benefit Financial Services, Inc. and Ruth M. Roper, as amended and restated, effective as of October 1, 2002.

10.27	Form of Director Supplemental Retirement Plan Director Agreement.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.