Form 10QSB
period 2003-03-31
SOUTHFIRST BANCSHARES INC
filed 2003-05-15
CIK 925963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended:                               Commission File umber
March 31, 2003                                                     1-13640


                           SOUTHFIRST BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)



 Delaware                                                            63-1121255
---------                                                    ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

126 North Norton Avenue, Sylacauga, Alabama                               35150
-------------------------------------------                               -----
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

          Yes        X                          No
                  -------                             -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share                       717,994 shares
--------------------------------------                --------------------------
              Class                                   Outstanding at May 5, 2003


Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ----     -----

                           SOUTHFIRST BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited) .................................................        1

      Consolidated Statements of Financial Condition at March 31, 2003 (Unaudited)
      and September 30, 2002 .............................................................        1

      Consolidated Statements of Operations (Unaudited) for the Three and Six Months
      Ended March 31, 2003 and 2002 ......................................................        2

      Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the
      Six Months Ended March 31, 2003 ....................................................        3

      Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
      March 31, 2003 and 2002 ............................................................      4-5

      Notes to Consolidated Financial Statements (Unaudited) - March 31, 2003 and 2002 ...      6-9

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations ....................................................................    10-15

PART II - OTHER INFORMATION ..............................................................       16

Item 1: Legal Proceedings ................................................................       16

Item 6: Exhibits and Reports on Form 8-K .................................................       16

SIGNATURES ...............................................................................       16

CERTIFICATIONS ...........................................................................    17-18

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                          PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition
                March 31, 2003 (Unaudited) and September 30, 2002

                                                                                             March 31,             September 30,
                                                                                               2003                    2002
                                                                                           -------------           -------------
                                                                                           (Unaudited)
                                     Assets

Cash and cash equivalents                                                                  $  11,931,643           $   8,122,898
Interest-bearing deposits in other financial institutions                                        888,673                 883,262
Investment securities available-for-sale, at fair value                                       20,642,362              26,768,039

Loans receivable                                                                              91,708,408              93,838,835
Less allowance for loan losses                                                                  (943,907)               (854,013)
                                                                                           -------------           -------------
   Net loans                                                                                  90,764,501              92,984,822

Loans held for sale at cost (which approximates fair value)                                    5,702,703               2,292,400
Foreclosed assets, net                                                                           819,717                  79,983
Premises and equipment, net                                                                    4,628,680               4,867,235
Federal Home Loan Bank stock, at cost                                                          1,367,000               2,229,800
Accrued interest receivable                                                                      600,900                 734,168
Other assets                                                                                   2,456,482               2,652,237
                                                                                           -------------           -------------

   Total Assets                                                                            $ 139,802,661           $ 141,614,844
                                                                                           =============           =============

      Liabilities And Stockholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                                 $   5,319,419           $   2,849,970
      Interest bearing                                                                        95,828,415              93,633,292
                                                                                           -------------           -------------
         Total deposits                                                                      101,147,834              96,483,262
                                                                                           -------------           -------------

   Advances by borrowers for property taxes and insurance                                        221,622                 276,909
   Accrued interest payable                                                                      743,038                 825,850
   Borrowed funds                                                                             24,457,861              29,057,611
   Accrued expenses and other liabilities                                                        794,334               1,092,829
                                                                                           -------------           -------------
        Total liabilities                                                                    127,364,689             127,736,461
                                                                                           -------------           -------------

Stockholders' Equity:
   Common stock, $.01 par value, 2,000,000 shares authorized, 989,868 shares issued and 718,611 shares outstanding at March 31, 2003;
       989,868 shares issued and 800,911 shares outstanding at September 30, 2002                  9,996                   9,996
   Additional paid-in capital                                                                  9,819,676               9,819,676
   Treasury stock, at cost (265,874 shares at March 31, 2003;
       183,574 shares at September 30, 2002)                                                  (3,602,943)             (2,407,231)
   Deferred compensation on common stock employee benefit plans                                 (276,183)               (324,060)
   Shares held in trust at cost (9,775 shares at March 31, 2003
       and  September 30, 2002)                                                                 (107,161)               (107,161)
   Retained earnings                                                                           6,344,967               6,457,443
   Accumulated comprehensive other income                                                        249,620                 429,720
                                                                                           -------------           -------------
        Total stockholders' equity                                                            12,437,972              13,878,383
                                                                                           -------------           -------------

        Total Liabilities and Stockholders' Equity                                         $ 139,802,661           $ 141,614,844
                                                                                           =============           =============

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2003 and 2002

                                                                          Six Months Ended            Three Months Ended
                                                                              March 31,                   March 31,
                                                                     --------------------------    --------------------------
                                                                         2003           2002           2003           2002
                                                                     -----------    -----------    -----------    -----------
Interest and dividend income:
   Interest and fees on loans                                        $ 3,045,461    $ 3,603,608    $ 1,491,421    $ 1,705,970
   Interest income on deposits in other financial institutions            57,278         53,186         27,150         29,726
   Interest and dividend income on investment securities                 643,691        734,902        306,042        334,616
                                                                     -----------    -----------    -----------    -----------
       Total interest and dividend income                              3,746,430      4,391,696      1,824,613      2,070,312
                                                                     -----------    -----------    -----------    -----------

Interest expense:
   Interest on deposits                                                1,389,052      1,936,191        644,367        894,855
   Interest on borrowed funds                                            505,697        645,888        249,072        291,858
                                                                     -----------    -----------    -----------    -----------
      Total interest expense                                           1,894,749      2,582,079        893,439      1,186,713
                                                                     -----------    -----------    -----------    -----------

      Net interest income                                              1,851,681      1,809,617        931,174        883,599

Provision for loan losses                                                 88,963         25,096         13,963         25,096
                                                                     -----------    -----------    -----------    -----------
      Net interest income after provision for loan losses              1,762,718      1,784,521        917,211        858,503
                                                                     -----------    -----------    -----------    -----------

Other income:
   Service charges and other fees                                        256,354        224,113        121,914        105,356
   Employee benefit trust and consulting fees                            540,215        558,848        254,624        261,487
   Gain on sale of loans                                                 543,118        222,314        247,582         93,926
   Gain (loss) on sale of foreclosed assets                              (16,895)         4,174        (15,000)         4,174
   Gain (loss) on sale of equipment                                       11,165         (4,180)            --         (4,541)
   Gain (loss) on sale of investment securities available-for-sale       233,738        170,180        102,094        170,180
   Other                                                                 174,139        359,334        117,925        282,913
                                                                     -----------    -----------    -----------    -----------
      Total other income                                               1,741,834      1,534,783        829,139        913,495
                                                                     -----------    -----------    -----------    -----------

Other expenses:
   Compensation and benefits                                           2,081,917      1,694,427      1,048,940        883,478
   Net occupancy expense                                                 200,515        173,241        108,279         89,804
   Furniture and fixtures                                                230,617        224,853        111,385        113,024
   Data processing                                                       143,785        165,629         67,939         78,911
   Office supplies and expense                                           214,873        198,777        110,840        100,641
   Deposit insurance premiums                                             54,865         36,797         27,310         21,210
   Goodwill amortization                                                      --         26,974             --         13,487
   Legal                                                                  60,000         91,184         30,000         45,884
   Other                                                                 315,393        279,691        180,971        156,801
                                                                     -----------    -----------    -----------    -----------
      Total other expenses                                             3,301,965      2,891,573      1,685,664      1,503,240
                                                                     -----------    -----------    -----------    -----------

      Income before income taxes                                         202,587        427,731         60,686        268,758

Income tax expense                                                        77,112        167,324         22,705        104,404
                                                                     -----------    -----------    -----------    -----------

      Net income                                                     $   125,475    $   260,407    $    37,981    $   164,354
                                                                     ===========    ===========    ===========    ===========

Earnings per share:
   Basic                                                                    0.16           0.31           0.05           0.20
   Diluted                                                                  0.16           0.31           0.05           0.20
Cash dividends declared                                                     0.30           0.30           0.15           0.15
Weighted average shares outstanding:
   Basic                                                                 772,897        833,718        745,280        808,235
   Diluted                                                               787,529        835,768        765,954        811,600

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                     for the Six Months Ended March 31, 2003


                                                              Deferred
                                                           Compensation
                                                            on Common
                                 Additional                    Stock         Shares                    Accumulated        Total
                      Common       Paid-in     Treasury      Employee        Held in     Retained    Comprehensive   Stockholders'
                      Stock       Capital       Stock      Benefit Plans      Trust      Earnings     Other Income      Equity
                      -------   -----------  ------------  -------------    ---------    ---------   -------------   -------------
Balance at
 September 30, 2002   $ 9,996   $ 9,819,676  $(2,407,231)   $ (324,060)     $(107,161)   $6,457,443    $ 429,720       $13,878,383
                                                                                                                       -----------

Comprehensive
 income:
   Net income                                                                              125,475                         125,475

Change in net
 unrealized gain
 on available-
 for-sale
 securities, net of
 reclassification
 adjustments and
 income taxes of
 $110,384                                                                                               (180,100)         (180,100)
                                                                                                                       -----------

Total comprehensive
  income (loss)                                                                                                            (54,625)
                                                                                                                       -----------

Vesting of
  deferred
  compensation
  shares                                                       47,877                                                       47,877

Acquisition of
 Treasury stock                               (1,195,712)                                                               (1,195,712)

Cash dividends
 declared                                                                                 (237,951)                       (237,951)
                      -------   -----------  -----------    ----------      ---------    ----------    ---------       -----------
Balance at
 March 31, 2003       $9,996    $9,819,676   $(3,602,943)   $(276,183)      $(107,161)   $6,344,967    $ 249,620       $12,437,972
                      =======   ===========  ===========    ==========      =========    ==========    =========       ===========

See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2003 and 2002

                                                                                               2003              2002
                                                                                          ------------      ------------
Operating activities:
    Net income                                                                            $    125,475      $    260,407
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                 88,963            25,096
      Depreciation and amortization                                                            175,811           169,367
      Gain on sale of securities                                                              (233,738)         (170,180)
      Gain on sale of loans                                                                   (543,118)         (222,314)
      Increase (decrease) in deferred loan origination fees                                      5,257           (35,623)
      Net amortization of premium on investment securities available-for-sale                    4,140            42,173
      (Gain) loss on sale of other property owned                                              (11,165)            4,180
      (Gain) loss on sale of foreclosed assets                                                  16,895            (4,174)
      Loans originated for sale                                                            (28,264,470)       (9,334,716)
      Proceeds from sale of loans                                                           25,397,285         9,829,380
      (Increase) decrease in accrued interest receivable                                       133,268           192,197
      (Increase) decrease in other assets                                                      195,755        (1,553,855)
      Deferred compensation expense                                                             47,877            47,961
      Increase (decrease) in accrued interest payable                                          (82,812)         (284,773)
      Increase (decrease) in accrued expenses and other liabilities                           (188,111)           67,089
                                                                                          ------------      ------------

           Net cash used in operating activities                                            (3,132,688)         (967,785)
                                                                                          ------------      ------------

Investing activities:
    Net change in interest-bearing deposits in other financial institutions                     (5,411)         (428,998)
    Proceeds from calls and maturities of investment securities available-for-sale           9,966,362         2,304,907
    Purchase of investment securities available-for-sale                                    (7,311,145)      (11,540,400)
    Proceeds from sale of investment securities available-for-sale                           3,409,574         9,560,083
    Proceeds from sale of Federal Home Loan Bank stock                                         862,800                --
    Net decrease in loans                                                                    2,126,101        11,957,824
    Purchase of premises and equipment                                                        (119,209)         (345,042)
    Proceeds from sale of foreclosed assets                                                     27,250           119,741
    Proceeds from sale of other assets                                                         193,118             6,200
    Transfer from loans of real estate owned property                                         (780,699)          (45,271)
    Transfer from loans of other repossessed assets                                             (3,180)           (3,445)
                                                                                          ------------      ------------

      Net cash provided by investing activities                                              8,365,561        11,585,599
                                                                                          ------------      ------------


                                       (Continued)


See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2003 and 2002


                                                                                       2003             2002
                                                                                  ------------      ------------
Financing activities:
    Increase (decrease) in deposits                                               $  4,664,572      $  1,182,112
    Proceeds from borrowed funds                                                     1,419,000         6,600,000
    Repayment of borrowed funds                                                     (6,018,750)      (14,600,000)
    Cash dividends paid                                                               (237,951)         (269,011)
    Acquisition of treasury stock                                                   (1,195,712)         (700,600)
    Decrease in advances by borrowers for property taxes and insurance                 (55,287)         (190,558)
                                                                                  ------------      ------------

      Net cash used in financing activities                                         (1,424,128)       (7,978,057)
                                                                                  ------------      ------------


Increase (decrease) in cash and cash equivalents                                     3,808,745         2,639,757
Cash and cash equivalents at beginning of period                                     8,122,898         6,020,186
                                                                                  ------------      ------------

Cash and cash equivalents at end of period                                        $ 11,931,643      $  8,659,943
                                                                                  ============      ============


Supplemental information on cash payments:
    Interest paid                                                                 $  1,977,561      $  2,866,852
                                                                                  ============      ============

    Income taxes paid                                                             $    101,112      $    142,991
                                                                                  ============      ============

Supplemental information on non-cash transactions:
    Change in net unrealized gain on investment securities available-for-sale     $   (180,100)     $   (306,758)
                                                                                  ============      ============

    Real estate obtained through foreclosure                                      $    780,699      $     45,271
                                                                                  ============      ============




See accompanying notes to consolidated financial statements.

                           SOUTHFIRST BANCSHARES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 2003 and 2002


(1)      BASIS OF PRESENTATION

         Information filed on this Form 10-QSB as of and for the quarter ended March 31, 2003, was derived from the financial records of SouthFirst Bancshares, Inc. ("SouthFirst") and its wholly-owned subsidiaries, First Federal of the South ("First Federal"), and SouthFirst Financial Services, Inc. ("SouthFirst Financial") and First Federal's wholly-owned subsidiaries, Pension & Benefit Trust Company ("Pension & Benefit"), a Montgomery, Alabama based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the "Company" and as "SouthFirst."

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three and six month periods ended March 31, 2003 and 2002. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

         The following table illustrates the impact of the adoption of SFAS 142:


                                                              Six Months Ended         Three Months Ended
                                                                  March 31,                  March 31,
                                                        -------------------------   ------------------------
                                                            2003          2002         2003          2002
                                                        -----------   -----------   ----------   -----------

         Net income                                     $   125,475   $   260,407   $   37,981   $   164,354
         Add back: excess purchase price
           amortization (net of taxes of $10,249
           for 6 months and $5,124 for 3 months)                 --        16,723           --         8,361
                                                        -----------   -----------   ----------   -----------

         Net income as adjusted for the adoption
           of SFAS 142                                  $   125,475   $   277,130   $   37,981   $   172,715
                                                        ===========   ===========   ==========   ===========

         Per share:
            Net income                                          .16           .31          .05           .20
            Net income - diluted                                .16           .31          .05           .20
            Net income, as adjusted for the adoption
               of SFAS 142                                      .16           .33          .05           .21
            Net income - diluted, as adjusted for the
               adoption of SFAS 142                             .16           .33          .05           .21

(3)      STOCK-BASED COMPENSATION PLANS

         During 1995, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 63,361 shares had been granted. The term of the options range from seven to ten years and they vest equally over periods from three to five years.

         Following is a summary of the status of the 1995 and 1998 plans:

                                                         1995 Plan                   1998 Plan
                                                  -----------------------      ------------------------
                                                                 Weighted                     Weighted
                                                                  Average                       Average
                                                    Number       Exercise        Number       Exercise
                                                  of Shares       Price        of Shares        Price
                                                  ---------     ----------     ---------      ---------
         Outstanding at September 30, 2002          45,311      $  12.59         47,088       $  13.69
         Granted                                    28,389         12.10         16,211          12.10
         Forfeited                                      --                       (1,328)          9.75
                                                   -------                      --------

         Outstanding at March 31, 2003              73,700         12.40         61,971          13.36
                                                   =======                      ========


       Information pertaining to options outstanding at March 31, 2003 is as follows:

                                                      Options Outstanding                     Options Exercisable
                                                  ---------------------------             ---------------------------
                                                   Weighted
                                                    Average          Weighted                                Weighted
                                                   Remaining          Average                                 Average
                                    Number        Contractual        Exercise                Number          Exercise
        Exercise Price           Outstanding         Life             Price               Exercisable         Price
        --------------           -----------      -----------        --------             -----------        --------
           $ 9.75                   21,237         4.90 years                               14,159
           $ 9.92                    9,000         9.25 years                                1,800
           $12.10                   44,600         9.50 years                                    -
           $14.00                   29,880         2.50 years                               29,880
           $15.75                   30,954         4.83 years                               30,954
                                   -------                                                 -------
        Outstanding at
        March 31, 2003             135,671         6.15 years          $12.84               76,793            $13.83
                                   =======                                                 =======

       The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Six Months Ended               Three Months Ended
                                                                March 31,                       March 31,
                                                       ---------------------------     --------------------------
                                                           2003            2002           2003            2002
                                                       -----------     -----------     ----------     -----------
          Net income, as reported                      $   125,475     $   260,407     $   37,981     $   164,354
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all awards,
            net of related tax effects                     (12,918)         (5,409)        (6,459)         (2,705)
                                                       -----------     -----------     ----------     -----------
          Pro forma net income                         $   112,557     $   254,998     $   31,522     $   161,649
                                                       ===========     ===========     ==========     ===========

          Earnings per share:
            Basic - as reported                        $       .16     $       .31     $      .05     $       .20
            Basic - pro forma                                  .15             .31            .04             .20
            Diluted - as reported                              .16             .31            .05             .20
            Diluted - pro forma                                .14             .31            .04             .20

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              2003
                                                              ----
             Dividend yield                                    5.10
             Expected life                                     8.90
             Expected volatility                               8.16
             Risk-free interest rate                           4.89

(4)      BUSINESS SEGMENT INFORMATION

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

         The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Exhibit 99.1 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

                                             Six Months Ended March 31, 2003             Six Months Ended March 31, 2002
                                          --------------------------------------    ----------------------------------------
                                                          Employee                                  Employee
                                            Banking       Benefits                    Banking       Benefits
                                          Activities     Activities      Total       Activities    Activities       Total
                                          ----------     --------     ----------     ----------    ----------    ----------
         Interest and dividend income     $3,735,085     $ 11,345     $3,746,430     $4,372,134     $ 19,562     $4,391,696
         Interest expenses                 1,894,749           --      1,894,749      2,582,079           --      2,582,079
                                          ----------     --------     ----------     ----------     --------     ----------

         Net interest income               1,840,336       11,345      1,851,681      1,790,055       19,562      1,809,617
         Provision for loan losses            88,963           --         88,963         25,096           --         25,096
                                          ----------     --------     ----------     ----------     --------     ----------

         Net interest income after
            provision for loan losses      1,751,373       11,345      1,762,718      1,764,959       19,562      1,784,521

         Other income                      1,195,619      546,215      1,741,834        969,393      565,390      1,534,783

         Other expenses                    2,750,021      551,944      3,301,965      2,346,117      545,456      2,891,573
                                          ----------     --------     ----------     ----------     --------     ----------

         Income before income taxes          196,971        5,616        202,587        388,235       39,496        427,731

         Income taxes                         74,848        2,264         77,112        152,196       15,128        167,324
                                          ----------     --------     ----------     ----------     --------     ----------

         Net income                       $  122,123     $  3,352     $  125,475     $  236,039     $ 24,368     $  260,407
                                          ==========     ========     ==========     ==========     ========     ==========

         There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(5)      SUBSEQUENT EVENT

         On April 16, 2003, the Company declared a regular $0.15 per share cash dividend on the Company's outstanding stock, payable on May 15, 2003, to stockholders of record as of May 1, 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended March 31, 2003 decreased $126,373, or 76.9%, and decreased for the six months ended March 31, 2003 by $134,932, or 51.8%, compared to the same periods in fiscal 2002. Net interest income, after the provision for loan losses for the three months ended March 31, 2003 increased $58,708, or 6.8%, and decreased $21,803, or 1.2%, for the six month period ended March 31, 2003 compared to the same periods in fiscal 2002. Non-interest income decreased $84,356, or 9.2%, for the three month period ended March 31, 2003, and increased $207,051, or 13.5%, for the six month period ended March 31, 2003, when compared to the same periods in fiscal 2002. Non-interest expense increased $182,424, or 12.1%, for the three month period ended March 31, 2003 and increased $410,392, or 14.2%, for the six month period ended March 31, 2003, compared to the same periods in fiscal 2002.

Primary earnings per common share, based on weighted average shares outstanding, was $.05 and $.20 for the three months ended March 31, 2003 and 2002, respectively, and $.16 and $.31 for the six months ended March 31, 2003 and 2002, respectively.

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

As of March 31, 2003, the interest rate spread increased 37 basis points as rates earned on interest-earning assets decreased 45 basis points to 6.12% while the cost of funds decreased 82 basis points to 2.98% compared to the same three month period ending March 31, 2002. The decrease in rates paid and the decrease in rates received during this three month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets decreased $6.8 million, or 5.4%, from $126.1 million to $119.3 million while the average balance of interest-bearing liabilities decreased $5.1 million, or 4.1%, from $124.9 million to $119.8 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in an increase in the interest rate spread from 2.80% to 3.12%, and an increase in net interest income of $47,575, or 5.4% and $42,064, or 2.4% for the three months and six months ended March 31, 2003, respectively, compared to the same period in fiscal 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses reflects an increase of $63,867 for the six month period ending March 31, 2003, compared to the same period in 2002. This increase is the result of additional reserves required to cover certain asset quality concerns within the construction loan portfolio.

OTHER INCOME

Total other income for the six months ended March 31, 2003, increased approximately $207,000 to $1,742,000 compared to $1,535,000 for the six months ended March 31, 2002. A portion of the increase in total non-interest income was attributable to an increase of approximately $321,000 in gains on sales of loans, an increase of approximately $64,000 in gains on sale of investment securities available-for-sale, and an increase in service charges and other fees of approximately $32,000 during the first six months of fiscal 2003. These increases in other income are partially offset by a decrease of approximately $185,000 in other income, which is the result of recording a one-time gain of approximately $197,000 between the cash value of life insurance and the present value of benefits at retirement date on deferred compensation agreements with certain key employees during March 2002. Fee income generated from employee benefit trust and consulting decreased approximately $19,000, while the loss from the sale of repossessed assets increased approximately $21,000 during the six month period ending March 31, 2003.

For the three months ended March 31, 2003, total non-interest income decreased by approximately $84,000 to $829,000, compared to $913,000 for the same period in fiscal 2002. This decrease was primarily the result of a decrease from the sale of investment securities available-for-sale of approximately $68,000, and a decrease of approximately $165,000 in other income, which is the result of recording a one-time gain of approximately $197,000 between the cash value of life insurance and the present value of benefits at retirement date on deferred compensation agreements with certain key employees during March 2002. These decreases in other income are partially offset by an increase in the gain from sales of loans of approximately $154,000, and an increase in service charges and other fees of approximately $17,000.

OTHER EXPENSE

Total other expense for the six months ended March 31, 2003, increased by approximately $410,000 to $3,302,000 as compared to $2,892,000 for the six months ended March 31, 2002. The changes in other non-interest expense is attributable to an increase in compensation and benefits by approximately $387,000, an increase in occupancy and furniture and fixtures expenses of approximately $33,000, an increase in deposit insurance premiums of approximately $18,000, and an increase in other expenses of approximately $36,000. Data processing fees, goodwill expenses and legal expenses decreased approximately $22,000, $27,000 and $31,000, respectively, as compared to the six month period ended March 31, 2002.

For the three months ended March 31, 2003, total non-interest expense increased approximately $183,000 to $1,686,000 from $1,503,000 for the three months ended March 31, 2002. This increase resulted primarily from an increase in compensation and benefits of approximately $165,000, an increase in occupancy and furniture and fixtures expenses of approximately $17,000, an increase in deposit insurance premiums of approximately $6,000, and an increase in other expenses of approximately $24,000. Data processing fees, goodwill expenses and legal expenses decreased approximately $11,000, $13,000 and $16,000, respectively, as compared to the three month period ended March 31, 2002.

INCOME TAXES

The Company's effective tax rate for the six months ended March 31, 2003 and 2002 was 38.1% and 39.1%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst's effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $90,000, or 53.9%, to $77,000 for the six months ended March 31, 2003, as compared to $167,000 for the six months ended March 31, 2002, due to the decrease in pre-tax earnings.

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

                                                                     At or for the three
                                                                         months ended
                                                                          March 31,
                                                                   ---------------------
                                                                     2003         2002
                                                                   --------      -------
      Return on Assets                                                0.11%        0.46%
      Return on Equity                                                1.19%        4.94%
      Equity to Asset Ratio                                           9.22%        9.28%
      Interest Rate Spread                                            3.14%        2.77%
      Net interest margin                                             3.12%        2.80%
      Total Risk based capital                                       16.23%       17.96%
      Non-Performing Loans to Loans                                   0.33%        1.71%
      Allowance for Loan Losses to Loans                              1.00%        1.68%
      Allowance for Loan Losses to average non-performing loans     300.95%       97.90%
      Ratio of Net charge offs to average loans outstanding           0.01%        0.00%
      Book value per common share outstanding                      $ 17.18       $16.64

Significant factors affecting SouthFirst's financial condition during the three months ended March 31, 2003 are detailed below:

ASSETS

Total assets decreased approximately $1,812,000, or 1.3%, from $141,615,000 at September 30, 2002 to $139,803,000 at March 31, 2003. Net loans decreased approximately $2,220,000, or 2.4%. This decrease occurred primarily in residential construction loans, which is a result of the limitations placed on construction lending by the Office of Thrift Supervision (OTS), as outlined in the Supervisory Agreement entered into between OTS and First Federal as of March 22, 2002. Other significant changes in assets occurring was a decrease in investment securities available-for-sale of approximately $6,100,000 and a decrease in Federal Home Loan Bank stock of $863,000. Cash and amounts due from banks increased approximately $3,800,000, which was a result of the sale of investment securities. Loans held for sale increased approximately $3,400,000.

LIABILITIES

Total liabilities decreased approximately $372,000, or 0.3%, from $127,736,000 at September 30, 2002 to $127,365,000 at March 31, 2003. Deposits increased approximately $4,665,000 during the period, which represents an increase in certificates of deposit of approximately $1,700,000 and an increase in checking and other savings accounts of approximately $3,000,000. Borrowed funds decreased approximately $4,600,000, which represents the repayment of short-term daily rate credit advances with the Federal Home Loan Bank (FHLB) of $2,000,000, and the repayment of short-term reverse repurchase agreements with Morgan Keegan and Company of approximately $4,000,000. The decrease in borrowed funds is partially offset by an increase in the balance in an existing line of credit with First Commercial Bank of approximately $1,400,000.

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

At March 31, 2003, the allowance for loan losses was $943,907, compared to $854,013 at September 30, 2002. This increase is due primarily to an additional reserve in the amount of $88,963. (See "Provision for Loan Losses," above). Non-performing loans at March 31, 2003 were approximately $314,000 as compared to approximately $764,000 at September 30, 2002. At March 31, 2003 and September 30, 2002, the allowance for loan losses represented 0.33% and 0.88% of average loan balances, respectively. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors that could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

LIQUIDITY AND FUNDING SOURCES

The Asset and Liability Committee of First Federal's board of directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, First Federal is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated by OTS. Presently, there is no specific standard or guideline regarding the application of the current regulatory requirement.

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

As of March 31, 2003, First Federal's average daily balance of liquid assets was approximately 29% of its December 31, 2002 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $1,975,000 in cash and cash equivalents, and approximately $26,211,000 in other qualifying assets. In addition, as of March 31, 2003, the fair market value of the Company's investment securities portfolio, which is held for sale, was $20,642,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company's cash flow needs and continue to provide a relatively stable, low cost source of funds. As of March 31, 2003, the amount of deposits was $101,148,000, which represents an increase of $4,665,000 from the amount of deposits at September 30, 2002.

Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the "FHLBA"). As of March 31, 2003, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature on May 24, 2003, and of which there is an outstanding balance at March 31, 2003 of approximately $2,118,000. At March 31, 2003, the Company had outstanding balances with the FHLBA of $22,340,000.

Management believes that the Company's significant liquidity and existing funding sources are more than adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations, and to otherwise meet other Company obligations and commitments on a timely and cost-effective basis.

CAPITAL ADEQUACY AND RESOURCES

Management is committed to maintaining First Federal's capital at a level that would be sufficient to protect depositors, provide for reasonable growth, and comply fully with all regulatory requirements. Management's strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied its capital requirements primarily through the retention of earnings.

As of March 31, 2003, First Federal has satisfied all regulatory capital requirements. First Federal's compliance with the current standards is as follows:

                                                                Percent of
                                                  Amount        Asset Base
                                              ------------      -----------
           Tangible capital                   $ 13,728,000         9.89%
           Core capital                         13,728,000         9.89%
           Tier-based capital                   14,177,000        16.23%


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

ITEM 3: CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange
Act). Based on their evaluation, the Chief Executive Officer and Controller have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company and the Company's consolidated subsidiaries, required to be included in periodic reports, including this quarterly report, filed by the Company with the SEC.

There have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the Chief Executive Officer's and Controller's evaluation.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. The Following Exhibits are filed with this report.

      Exhibit Number                               Description
      --------------                               -----------

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.


(b) Reports on Form 8-K. On January 24, 2003, the Company filed a report on Form 8-K announcing the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 77,000 shares, or approximately ten percent (10%) of its outstanding common stock. A related press release was filed with such report as Exhibit 99.1.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SOUTHFIRST BANCSHARES, INC.



Date: May 15, 2003                   By: /s/ Joe K. McArthur
                                         -----------------------------------
                                          Joe K. McArthur, President and
                                          Chief Executive Officer
                                          (principal executive officer)


Date: May 15, 2003                   By:  /s/ Janice R. Browning
                                          ----------------------------------
                                          Janice R. Browning
                                          Controller and Treasurer
                                          (principal accounting officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003                                /s/ Joe K. McArthur
                                           -----------------------------------
                                           Joe K. McArthur
                                           Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003                                   /s/ Janice R. Browning
                                              ----------------------------------
                                              Janice R. Browning
                                              Controller

EXHIBIT INDEX


         EXHIBIT NO.       DESCRIPTION OF EXHIBIT


               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.