Form 10QSB
period 2003-06-30
SOUTHFIRST BANCSHARES INC
filed 2003-08-14
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File umber
June 30, 2003	1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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

Yes	X	No

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	716,044 shares

Class	Outstanding at July 31, 2003

Transitional Small Business Disclosure Format:    Yes           No   X

SOUTHFIRST BANCSHARES, INC.

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)	1
Consolidated Statements of Financial Condition at June 30, 2003 (Unaudited) and September 30, 2002	1
Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2003 and 2002	2
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended June 30, 2003	3
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2003 and 2002	4-5
Notes to Consolidated Financial Statements (Unaudited) — June 30, 2003 and 2002	6-9
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3: Controls and Procedures	15
PART II — OTHER INFORMATION	16
Item 1: Legal Proceedings	16
Item 6: Exhibits and Reports on Form 8-K	16
SIGNATURES	16
CERTIFICATIONS	17-18

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Financial Condition
June 30, 2003 (Unaudited) and September 30, 2002

	June 30,	September 30,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$7,024,079	$8,122,898
Interest-bearing deposits in other financial institutions	524,277	883,262
Investment securities available-for-sale, at fair value	29,344,262	26,768,039
Loans receivable	91,036,022	93,838,835
Less allowance for loan losses	(947,637)	(854,013)

Net loans	90,088,385	92,984,822
Loans held for sale at cost (which approximates fair value)	4,050,920	2,292,400
Foreclosed assets, net	595,759	79,983
Premises and equipment, net	4,343,986	4,867,235
Federal Home Loan Bank stock, at cost	1,117,000	2,229,800
Accrued interest receivable	609,897	734,168
Other assets	2,628,431	2,652,237

Total Assets	$140,326,996	$141,614,844

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,114,702	$2,849,970
Interest bearing	95,135,675	93,633,292

Total deposits	100,250,377	96,483,262

Advances by borrowers for property taxes and insurance	214,320	276,909
Accrued interest payable	745,690	825,850
Borrowed funds	25,657,861	29,057,611
Accrued expenses and other liabilities	958,708	1,092,829

Total liabilities	127,826,956	127,736,461

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 989,868 shares issued and 710,711shares outstanding at June 30, 2003; 989,868 shares issued and 800,911 shares outstanding at September 30, 2002	9,996	9,996
Additional paid-in capital	9,819,676	9,819,676
Treasury stock, at cost (273,774 shares at June 30, 2003; 183,574 shares at September 30, 2002)	(3,719,761)	(2,407,231)
Deferred compensation on common stock employee benefit plans	(252,156)	(324,060)
Shares held in trust at cost (9,775 shares at June 30, 2003 and September 30, 2002)	(107,161)	(107,161)
Retained earnings	6,314,799	6,457,443
Accumulated comprehensive other income	434,647	429,720

Total stockholders’ equity	12,500,040	13,878,383

Total Liabilities and Stockholders’ Equity	$140,326,996	$141,614,844

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three and Nine Months Ended June 30, 2003 and 2002

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest and dividend income:
Interest and fees on loans	$4,496,951	$5,181,512	$1,451,490	$1,577,904
Interest income on deposits in other financial institutions	77,650	76,810	20,372	23,624
Interest and dividend income on investment securities	984,759	1,198,086	341,068	463,184

Total interest and dividend income	5,559,360	6,456,408	1,812,930	2,064,712

Interest expense:
Interest on deposits	1,999,088	2,732,073	610,036	795,882
Interest on borrowed funds	759,978	959,185	254,281	313,297

Total interest expense	2,759,066	3,691,258	864,317	1,109,179

Net interest income	2,800,294	2,765,150	948,613	955,533
Provision for loan losses (benefit)	118,451	(363,266)	29,488	(388,362)

Net interest income after provision for loan losses	2,681,843	3,128,416	919,125	1,343,895

Other income:
Service charges and other fees	405,890	320,873	149,536	96,760
Employee benefit trust and consulting fees	866,438	869,731	326,225	310,883
Gain on sale of loans	872,409	343,398	329,291	121,084
Gain (loss) on sale of foreclosed assets	5,700	(14,606)	22,595	(18,780)
Gain (loss) on sale of equipment	13,890	(4,180)	2,725	—
Gain (loss) on sale of investment securities available-for-sale	236,150	163,757	2,412	(6,423)
Other	268,981	483,257	94,840	123,923

Total other income	2,669,458	2,162,230	927,624	627,447

Other expenses:
Compensation and benefits	3,138,281	2,641,554	1,056,364	947,127
Net occupancy expense	295,654	261,955	95,139	88,714
Furniture and fixtures	340,043	340,348	109,426	115,495
Data processing	202,165	241,338	58,380	75,709
Office supplies and expense	328,303	301,735	113,430	102,958
Deposit insurance premiums	82,028	57,866	27,163	21,069
Goodwill amortization	—	40,459	—	13,485
Legal	126,350	309,067	66,350	217,883
Other	510,772	444,144	195,378	164,453

Total other expenses	5,023,596	4,638,466	1,721,630	1,746,893

Income before income taxes	327,705	652,180	125,119	224,449
Income tax expense	124,597	248,295	47,485	80,971

Net income	$203,108	$403,885	$77,634	$143,478

Earnings per share:
Basic	0.27	0.49	0.11	0.18
Diluted	0.26	0.49	0.11	0.18
Cash dividends declared	0.45	0.45	0.15	0.15
Weighted average shares outstanding:
Basic	752,700	822,420	711,819	799,824
Diluted	767,263	825,397	727,766	805,971

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Nine Months Ended June 30, 2003

				Deferred
				Compensation
				on Common
		Additional		Stock	Shares		Accumulated	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Other Income	Equity

Balance at September 30, 2002	$9,996	$9,819,676	$(2,407,231)	$(324,060)	$(107,161)	$6,457,443	$429,720	$13,878,383

Comprehensive income:
Net income						203,108		203,108
Change in net unrealized gain on available-for-sale securities, net of reclassi- fication adjustments and income taxes of $3,019							4,927	4,927
Total comprehensive income (loss)								208,035

Vesting of deferred compensation shares				71,904				71,904
Acquisition of Treasury stock			(1,312,530)					(1,312,530)
Cash dividends declared						(345,752)		(345,752)

Balance at June 30, 2003	$9,996	$9,819,676	$(3,719,761)	$(252,156)	$(107,161)	$6,314,799	$434,647	$12,500,040

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2003 and 2002

	2003	2002

Operating activities:
Net income	$203,108	$403,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	118,451	(363,266)
Depreciation and amortization	255,712	259,911
Gain on sale of securities	(236,150)	(163,757)
Gain on sale of loans	(872,409)	(343,398)
Decrease in deferred loan origination fees	(2,125)	(42,604)
Net amortization of premium on investment securities available-for-sale	(9,818)	(80,301)
(Gain) loss on sale of other property owned	(13,890)	4,180
(Gain) loss on sale of foreclosed assets	(5,700)	14,606
Loans originated for sale	(41,732,909)	(15,926,891)
Proceeds from sale of loans	40,846,799	15,529,219
Decrease in accrued interest receivable	124,271	182,675
(Increase) decrease in other assets	23,806	(987,897)
Deferred compensation expense	71,904	71,942
Decrease in accrued interest payable	(80,160)	(338,886)
Increase (decrease) in accrued expenses and other liabilities	(137,140)	309,538

Net cash used in operating activities	(1,446,250)	(1,471,044)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	358,985	(126,191)
Proceeds from calls and maturities of investment securities available-for-sale	14,981,500	2,628,272
Purchase of investment securities available-for-sale	(23,713,384)	(14,642,587)
Proceeds from sale of investment securities available-for-sale	6,409,574	13,789,733
Proceeds from sale of Federal Home Loan Bank stock	1,112,800	—
Net decrease in loans	2,780,111	11,146,364
Purchase of premises and equipment	(170,631)	(376,863)
Proceeds from sale of foreclosed real estate	267,386	214,413
Proceeds from sale of other assets	452,059	6,200
Transfer from loans of real estate owned property	(780,364)	(356,416)
Transfer from loans of other repossessed assets	2,901	(19,878)

Net cash provided by investment activities	1,700,937	12,263,047

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2003 and 2002

	2003	2002

Financing activities:
Increase (decrease) in deposits	$3,767,115	$(1,111,895)
Proceeds from borrowed funds	4,589,000	16,923,861
Repayment of borrowed funds	(7,988,750)	(26,115,000)
Cash dividends paid	(345,752)	(375,595)
Acquisition of treasury stock	(1,312,530)	(700,600)
Increase (decrease) in advances by borrowers for property taxes and insurance	(62,589)	(136,612)

Net cash used in financing activities	(1,353,506)	(11,515,841)

Increase (decrease) in cash and cash equivalents	(1,098,819)	(723,838)
Cash and cash equivalents at beginning of period	8,122,898	6,020,186

Cash and cash equivalents at end of period	$7,024,079	$5,296,348

Supplemental information on cash payments:
Interest paid	$2,839,226	$4,030,144

Income taxes paid	$185,375	$130,719

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$4,927	$49,857

Real estate obtained through foreclosure	$780,364	$356,416

     See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002

(1)	Basis of Presentation

Information filed on this Form 10-QSB as of and for the quarter ended June 30, 2003, was derived from the financial records of SouthFirst Bancshares, Inc. (“SouthFirst”) and its wholly-owned subsidiaries, First Federal of the South (“First Federal”), and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of the financial position of the Company and the results of operations for the three and nine month periods ended June 30, 2003 and 2002. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

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

The following table illustrates the impact of the adoption of SFAS 142:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$203,108	$403,885	$77,634	$143,478
Add back: excess purchase price amortization (net of taxes of $15,374 for 9 months and $5,124 for 3 months)	—	25,085	—	8,361

Net income as adjusted for the adoption of SFAS 142	$203,108	$428,970	$77,634	$151,839

Per share:
Net income	.27	.49	.11	.18
Net income — diluted	.26	.49	.11	.18
Net income, as adjusted for the adoption of SFAS 142.27		.52	.11	.19
Net income — diluted, as adjusted for the adoption of SFAS 142.26		.52	.11	.19

(3)	Stock-Based Compensation Plans

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at September 30, 2002	45,311	$12.59	47,088	$13.69
Granted	28,389	12.10	16,211	12.10
Forfeited	—	—	(1,328)	9.75

Outstanding at June 30, 2003	73,700	$12.40	61,971	$13.36

Information pertaining to options outstanding at June 30, 2003 is as follows:

		Options Outstanding		Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$9.75	21,237	4.35 years		14,159
$9.92	9,000	8.42 years		1,800
$12.10	44,600	9.30 years		—
$14.00	29,880	2.18 years		29,880
$15.75	30,954	4.58 years		30,954

Outstanding at June 30, 2003	135,671	5.82 years	$12.84	76,793	$13.83

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$203,108	$403,885	$77,634	$143,478
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,104)	(8,114)	(2,035)	(2,705)

Pro forma net income	$197,004	$395,771	$75,599	$140,773

Earnings per share:
Basic — as reported	.27	.49	.11	.18
Basic — pro forma	.26	.48	.11	.18
Diluted — as reported	.26	.49	.11	.18
Diluted — pro forma	.26	.48	.10	.17

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Exhibit 99.1 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Nine Months Ended June 30, 2003			Nine Months Ended June 30, 2002

		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total

Interest and dividend income	$5,543,858	$15,502	$5,559,360	$6,422,751	$33,657	$6,456,408
Interest expenses	2,759,066	—	2,759,066	3,691,258	—	3,691,258

Net interest income	2,784,792	15,502	2,800,294	2,731,493	33,657	2,765,150
Provision for loan losses (benefit)	118,451	—	118,451	(363,266)	—	(363,266)

Net interest income after provision for loan losses	2,666,341	15,502	2,681,843	3,094,759	33,657	3,128,416
Other income	1,794,020	875,438	2,669,458	1,293,378	868,852	2,162,230
Other expenses	4,212,629	810,967	5,023,596	3,821,998	816,468	4,638,466

Income before income taxes	247,732	79,973	327,705	566,139	86,041	652,180
Income taxes	94,199	30,398	124,597	215,420	32,875	248,295

Net income	$153,533	$49,575	$203,108	$350,719	$53,166	$403,885

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(5)	Contingencies and Subsequent Event

On July 31, 2003, the Company declared a regular $0.15 per share cash dividend on the Company’s outstanding stock, payable on August 15, 2003, to stockholders of record as of August 6, 2003.

On June 4, 2003, the Company entered into an agreement with First Financial Bank of Bessemer, Alabama to sell certain assets and certain related liabilities of its Centreville, Alabama branch. The transaction is subject to regulatory approvals and is expected to occur in September 2003. The closing of the transaction is expected to result in an estimated pre-tax gain of approximately $260,000. The transaction will include the sale of approximately $8.7 million of deposits and approximately $6.2 million in commercial, mortgage and consumer loans.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the three months ended June 30, 2003 decreased $65,844, or 45.9%, and decreased for the nine months ended June 30, 2003 by $200,777, or 49.7%, compared to the same periods in fiscal 2002. Net interest income, after the provision for loan losses for the three months ended June 30, 2003 decreased $424,770, or 31.6%, and decreased $446,573, or 14.3%, for the nine-month period ended June 30, 2003 compared to the same periods in fiscal 2002. Non interest income increased $300,177, or 47.8%, for the three-month period ended June 30, 2003, and increased $507,228, or 23.5%, for the nine-month period ended June 30, 2003, when compared to the same periods in fiscal 2002. Non-interest expense decreased $25,263, or 1.4%, for the three-month period ended June 30, 2003 and increased $385,130, or 8.3%, for the nine-month period ended June 30, 2003, compared to the same periods in fiscal 2002.

Primary earnings per common share, based on weighted average shares outstanding was $.11 and $.18 for the three months ended June 30, 2003 and 2002, respectively, and $.27 and $.49 for the nine months ended June 30, 2003 and 2002, respectively.

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

As of June 30, 2003, the interest rate spread increased 10 basis points as rates earned on interest-earning assets decreased 64 basis points to 5.89% while the cost of funds decreased 74 basis points to 2.87% compared to the same three-month period ending June 30, 2002. The decrease in rates paid and the decrease in rates received during this three-month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets decreased $3.2 million, or 2.5%, from $126.4 million to $123.2 million while the average balance of interest-bearing liabilities decreased $2.2 million, or 1.8%, from $122.8 million to $120.6 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in a decrease in net interest income of approximately $6,920, or 0.7%, and an increase in the interest rate spread from 2.92% to 3.02% for the three months ended June 30, 2003, respectively, compared to the same period in 2002.

Provision for Loan Losses

The provision for loan losses reflects an expense in the amount of $118,451 for the nine-month period ending June 30, 2003. This increase is the result of additional reserves required to cover certain asset quality concerns within the construction loan portfolio. The provision for 2002 reflects a benefit resulting from the reclassification of a loan from “loss” to “doubtful” related to a settlement agreement reached with a former director as previously disclosed.

Other Income

Total other income for the nine months ended June 30, 2003, increased approximately $507,000 to $2,669,000 compared to $2,162,000 for the nine months ended June 30, 2002. A portion of the increase in total non-interest income was attributable to an increase of approximately $529,000 in gains on sales of loans, an increase of approximately $72,000 in gains on sale of investment securities available-for-sale, and an increase in service charges and other fees of approximately $85,000 during the first nine months of fiscal 2003. These increases are partially offset by a decrease in other income which is the result of recording a one-time gain of approximately $197,000 between the cash value of life insurance and the present value of benefits at retirement date on deferred compensation agreements with certain key employees during March 2002. Fee income generated from employee benefit trust and consulting remained approximately the same at $870,000 between the two periods. The gain from the sale of repossessed assets increased approximately $20,000 during the nine-month period ending June 30, 2003.

For the three-month period ended June 30, 2003, total non-interest income increased by approximately $300,000 to $927,000, compared to the same period in fiscal 2002. This increase was primarily the result of an increase of approximately $208,000 in gains on sales of loans, an increase of approximately $53,000 in service charges and other fees, an increase in fee income generated from employee benefit trust and consulting of approximately $15,000 and an increase in the gain from sale of repossessed assets of approximately $42,000. These increases are partially offset by a decrease in other income of approximately $29,000.

Other Expense

Total other expense for the nine months ended June 30, 2003, increased by approximately $386,000 to $5,024,000 as compared to $4,638,000 for the nine months ended June 30, 2002. The changes in other non-interest expense is attributable to an increase in compensation and benefits of approximately $497,000, and an increase in other occupancy expenses of approximately $34,000. Increases also occurred in deposit insurance premiums, office supplies and expenses, and other expenses of approximately $24,000, $27,000 and $67,000, respectively. These increases in expenses are partially offset by a decrease in data processing fees, goodwill amortization expenses and legal expenses of $39,000, $40,000 and $183,000, respectively, as compared to the nine-month period ending June 30, 2002.

For the three-month period ended June 30, 2003, total non-interest expense decreased approximately $25,000 to $1,722,000 from $1,747,000 for the three-month period ended June 30, 2002. This decrease resulted primarily from a decrease in legal expenses of approximately $152,000, a decrease in data processing fees of approximately $17,000, and a decrease in goodwill amortization expenses of approximately $13,000. These decreases in expenses are partially offset by increases in compensation and benefit expense, office supplies and expenses, deposit insurance premiums and other expenses of approximately $109,000, $10,000, $6,000 and $31,000, respectively.

Income Taxes

The Company’s effective tax rate for the nine-month periods ended June 30, 2003 and 2002 was 38.0% and 38.1%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $124,000, or 49.8%, to $124,000 for the nine months ended June 30, 2003, as compared to $248,000 for the nine months ended June 30, 2002, due to the decrease in pre-tax earnings.

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

	At or for the three
	months ended June 30,

	2003	2002

Return on Assets	0.22%	0.41%
Return on Equity	2.48%	4.25%
Equity to Asset Ratio	8.99%	9.54%
Interest Rate Spread	3.02%	2.92%
Net interest margin	3.08%	3.02%
Total Risk based capital	15.90%	16.62%
Non-Performing Loans to Loans	0.49%	1.45%
Allowance for Loan Losses to Loans	1.00%	1.33%
Allowance for Loan Losses to average non-performing loans	205.20%	92.10%
Ratio of Net charge offs to average loans outstanding	0.03%	(0.29)%
Book value per common share outstanding	$17.59	$16.87

Significant factors affecting SouthFirst’s financial condition during the three months ended June 30, 2003 are detailed below:

Assets

Total assets decreased approximately $1,288,000, or 0.9%, from $141,615,000 at September 30, 2002 to $140,327,000 at June 30, 2003. Net loans decreased approximately $2,896,000, or 3.1%. This decrease occurred primarily in residential construction loans, which is a result of the limitations placed on construction lending by the Office of Thrift Supervision (OTS), as outlined in the Supervisory Agreement entered into between OTS and the Bank as of March 22, 2002. Other significant changes in assets occurring included a decrease in cash and amounts due from banks of approximately $1,099,000, and a decrease in Federal Home Loan Bank stock of approximately $1,113,000. Investment securities held for sale increased approximately $2,576,000, while loans held for sale and foreclosed assets increased approximately $1,758,000 and $516,000, respectively.

Liabilities

Total liabilities increased approximately $90,000, or .07%, from just over $127,736,000 at September 30, 2002 to just under $127,827,000 at June 30, 2003. Deposits increased approximately $3,767,000 during the period, which represents an increase in certificates of deposit of approximately $0.5 million and an increase in checking and other savings accounts of approximately $3.3 million. Borrowed funds decreased approximately $3,400,000, which represents the repayment of short-term daily rate credit advances with the Federal Home Loan Bank (FHLB) of $2.0 million, and the repayment of short-term reverse repurchase agreements with Morgan Keegan and Company of approximately $2.5 million. The decrease in borrowed funds is partially offset by an increase in the balance in an existing line of credit with First Commercial Bank of approximately $1,100,000.

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

At June 30, 2003, the allowance for loan losses was $947,637, compared to $854,013 at September 30, 2002. This increase is due primarily to an additional provision in the amount of $118,451. (See “Allowance for Loan Losses”, above). Non-performing loans at June 30, 2003 were approximately $462,000 as compared to approximately $764,000 at September 30, 2002. At June 30, 2003 and September 30, 2002, the allowance for loan losses represented 1.00% and 0.88% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

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

As of June 30, 2003, First Federal’s average daily balance of liquid assets was approximately 28% of its March 31, 2003 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $6,513,000 in cash and cash equivalents, and approximately $27,810,000 in other qualifying assets. In addition, as of June 30, 2003, the fair market value of the company’s investment securities portfolio, which is held for sale, was $29,344,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of June 30, 2003, the amount of deposits was $100,250,000, which represents an increase of 3,767,000 from the amount of deposits at September 30, 2002.

Other sources of funding used by the Company include commercial lines of credit, and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of June 30, 2003, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature on June 1, 2004, and of which there is an outstanding balance at June 30, 2003 of approximately $1,818,000. At June 30, 2003, the Company had outstanding balances with the FHLBA of approximately $22,340,000 in the aggregate.

First Federal also has short-term borrowings through reverse repurchase agreements with Morgan Keegan & Co. As of June 30, 2003, the balance outstanding was $1,500,000.

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

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum core capital of 4.0% of adjusted total assets, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied its capital requirements primarily through the retention of earnings.

As of June 30, 2003, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base

Tangible capital	$13,335,000	9.60%
Core capital	13,335,000	9.60%
Tier-based capital	13,966,000	15.90%

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

Item 3: Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report). Based on such evaluation, the Company’s Chief Executive Officer and Controller have concluded that , as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

     The certificate listed as Exhibit 32.1 is being furnished pursuant to interim guidance issued by the Securities and Exchange Commission in Release No. 33-8212 and shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of such section, nor shall such certificates be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of the general incorporation language of such filings, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC

Date: August 13, 2003	By: /s/ Joe K. McArthur

Joe K. McArthur, President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2003	By: /s/ Janice Browning

Janice Browning
Controller and Treasurer
(principal accounting officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.