Form 10KSB
period 2003-09-30
SOUTHFIRST BANCSHARES INC
filed 2003-12-29
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [    ]

     Issuer’s Revenues for the fiscal year ended September 30, 2003: $11,178,389

     The aggregate market value of the common equity held by non-affiliates of the Registrant (522,857 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant’s Common Stock on December 12, 2003 was $8,888,569. For the purposes of this response, officers, directors and holders of 10% or more of the Registrant’s Common Stock are considered the affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock as of December 12, 2003: 708,706 shares of $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: Yes [    ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE: None

SOUTHFIRST BANCSHARES, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2003

Index

PART I
Item 1.	Business
Item 2.	Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
PART III
Item 9.	Directors, Executive Officers and Control Persons of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Management has endeavored in its communications, in its Annual Report, and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. (“SouthFirst,” or the “Company”) and the industry in which SouthFirst competes. Any “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst’s financial performance and could cause actual results for fiscal year 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. BUSINESS

Business of SouthFirst

     General

     SouthFirst Bancshares, Inc. (“SouthFirst” or the “Company”) was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South (“First Federal”), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision (“OTS”) for the purpose of becoming a holding company to own all of the outstanding common stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the “Conversion”), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst’s business primarily involves directing, planning and coordinating the business activities of its wholly-owned subsidiary, First Federal, along with First Federal’s two wholly-owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., d/b/a Pension & Benefit Trust Company (“Pension & Benefit”), an employee benefit plan consulting firm and trust company located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a residential mortgage and construction lending operation located in Hoover, Alabama. Further, SouthFirst organized, as a wholly-owned subsidiary, SouthFirst Financial Services, Inc. (“SouthFirst Financial”), located in Montgomery and Sylacauga, Alabama, through which SouthFirst provides insurance products and other financial services to the customers of First Federal. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

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

     CEO and CFO Certifications. The Act contains two separate provisions requiring principal executive officers and principal financial officers of public companies to make certifications with respect to such companies’ periodic reports to the SEC. One provision imposes criminal penalties and became immediately effective upon passage of the Act, while the other imposes civil penalties for certifications pursuant to recently adopted SEC rules. The Company’s Chief Executive Officer and Controller (principal financial officer), each, have submitted both certifications in connection with this Annual Report on Form 10-KSB. See Exhibits 31.1, 31.2, 32.1 and 32.2 attached hereto.

     Evaluation of disclosure controls and procedures, and changes in internal controls. SEC rules implementing the Act further require that public companies maintain disclosure controls and procedures that are designed to ensure that principal executive officers and principal financial officers are timely alerted to material information required to be disclosed by such companies in reports filed under the Securities Exchange Act of 1934. Thus, a new item has been added to periodic reports filed by public companies with the SEC, such as this Annual Report on Form 10-KSB, requiring that such companies describe officers’ conclusions regarding the effectiveness of disclosure controls and procedures, based on their evaluation made within the past 90 days, and whether there were significant changes in the company’s internal controls that could significantly affect these controls after the date of such officers’ evaluations. See “Item 8A. CONTROLS AND PROCEDURES.”

     USA Patriot Act

     The USA Patriot Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect financial institutions most directly provide the Secretary of Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter and punish international money laundering and other crimes.

     Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

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

     At September 30, 2003, First Federal conducted business from three full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega and Clanton. In addition, SouthFirst Mortgage, the wholly-owned subsidiary of First Federal, operates a loan production office in the Alabama city of Hoover (a suburb of metropolitan Birmingham), primarily to enhance First Federal’s construction-lending activities in the growing residential markets of metropolitan Birmingham. First Federal also pursues other types of loans, such as consumer and commercial loans, in the Birmingham market area, as demands dictate.

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

     First Federal markets its one-to-four family residential loans and deposit accounts primarily to persons in Talladega and Chilton Counties in Alabama. Mortgage loans are generated from depositors, walk-in customers, referrals from local real estate brokers and developers and, to a limited extent, local radio and newspaper advertising. Construction-loan originations are attributable largely to First Federal’s lending officers’ reputations and their long-standing relationships with builders and developers in the market areas they serve. See “— Construction Lending.”

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

     Market Area

     First Federal’s primary deposit gathering and lending area covers Talladega and Chilton Counties in central Alabama. To a lesser extent, First Federal’s deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 80,000 and Chilton County had a population of approximately 40,000, based on 2000 census data, as published by the U.S. Bureau of Vital Statistics. First Federal’s main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. First Federal’s branch office in the city of Talladega is situated approximately 55 miles east of Birmingham. First Federal’s Clanton office is located approximately 55 miles north of Montgomery. The loan production office of SouthFirst Mortgage, located in the city of Hoover, is situated within the Birmingham metropolitan area.

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

     Sylacauga’s economy is based primarily on major industrial employers such as ECC International, Inc., Sullivan Graphics, Inc., Avondale Mills, Blue Bell Ice Cream, Pursell Industries and Georgia Marble. Bowater, Inc., a paper manufacturer, is a major employer in Childersburg, Alabama, located 10 miles from Sylacauga in Talladega County. Teksid, Inc., another major employer in the region, recently completed construction on a new aluminum casting manufacturing facility. The new plant, operated by Teksid Automotive Components, Inc., is located in Sylacauga, and employs approximately 400 skilled workers.

     Talladega’s economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills, Wehadkee Yarn Mills, and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. American Honda Motor Co., Inc. (“Honda”) operates a comprehensive automobile manufacturing facility near the town of Lincoln, Talladega County, Alabama that was completed in the Fall of 2001. The plant is located on a 1,350-acre tract, approximately forty miles east of Birmingham and 20 miles north of the city of Talladega. Honda currently employs approximately 2,300 persons at the plant and has already begun construction on a second assembly line, scheduled to begin production in April 2004, that is expected to boost employment to approximately 4,300 persons when the plant reaches its full annual production capacity of 300,000 engines and vehicles per year. In addition, Talladega is the home of the Talladega Superspeedway which hosts the EA Sports 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.

     Although Chilton County is generally a rural area in which the economy is largely based on the growth and harvesting of peaches, this county has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County employers include GulfStates Paper Corp., International Paper Corp. and Union Camp Corp.

     Residential Lending

     General

     First Federal’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans, secured by property located in First Federal’s market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal lending personnel. No loan brokers are used. Conventional residential loans are priced based on rates offered by the local competition and in the secondary market. At September 30, 2003, First Federal had $39.8 million, or 46% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income, while reducing credit risk by keeping loan delinquencies and losses to a minimum.

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

     Adjustable-rate-mortgage (“ARM”) loans originated by First Federal consist of one, three, five, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost-of-funds indexes. At September 30, 2003, First Federal held approximately $28.3 million ARMs, which represented approximately 33.0% of First Federal’s total loan portfolio. First Federal’s ARM loans are subject to a limitation of 2.0% per year adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

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

     First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. At September 30, 2003, such loans amounted to $13.4 million. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 90% of the appraised value of the property. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

     Residential Lending - Birmingham Market Area

     Residential Lending in the Birmingham area was particularly strong during fiscal year 2003. With interest rates dropping to a forty year low refinances and purchases increased significantly. The bank continues to restructure and hire experienced personnel to manage and increase the growth of the Birmingham office. Curt Reamer was appointed as the Vice President of Mortgage Originations and Construction Lending. Mr. Reamer has many years of residential and construction lending experience in the Birmingham housing market. In addition, Anna Vanderford was appointed Vice President of Loan Production and Business Development. A full-time underwriter, Renea Bush, was hired to complete the staffing of the Loan Production Office in Birmingham. During the quarter ended September 30, 2003, SouthFirst Mortgage had 67 residential loan originations totaling $8,342,815. For the years ended September 30, 2003 and September 30, 2002, First Federal had total residential loan originations (including the originations by SouthFirst Mortgage) of $53,635,000 and $28,568,000, respectively.

     Construction Lending

     SouthFirst Mortgage, Inc.

     The majority of the residential construction lending of First Federal is conducted in the Birmingham metropolitan area, through its wholly-owned subsidiary, SouthFirst Mortgage, located in Hoover, Alabama, a suburb of Birmingham. At September 30, 2003, committed construction loans secured by single-family residential property totaled $24.2 million; of this amount, approximately $7.9 million was not disbursed. SouthFirst Mortgage makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. SouthFirst Mortgage also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

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

     During fiscal year ending September 30, 2003, the Construction Loan Division of SouthFirst Mortgage continued to operate under the supervisory agreement imposed by the OTS on First Federal in fiscal year 2002 (See, “Construction Lending – Supervisory Agreement and Organizational Restructure” below). Subsequent to fiscal year end, Dan McArthur, Vice President of Construction Lending left the employment of the company. Curt Reamer, was appointed Vice President of Mortgage Originations and Construction Lending for SouthFirst Mortgage. While Mr. Reamer manages both areas of the mortgage company the divisions continue to operate separately. Wayne Cole and Nita Robison both serve as Assistant Vice Presidents in the Construction Lending Division. Senior management of First Federal has oversight of both lending groups as set forth by the Board of Directors. The organizational structure for SouthFirst Mortgage is set forth below.

Supervisory Agreement and Organizational Restructure

     The construction-lending activity of SouthFirst Mortgage was placed under certain loan-amount restrictions, and related requirements, as a result of a supervisory agreement imposed on First Federal (the “Supervisory Agreement”), in March, 2002, by the OTS. See also “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Supervisory Agreement.” Subsequently, on August 8, 2002, Margie Bryant resigned as President and CEO of SouthFirst Mortgage.

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

     To further enhance the overall organizational structure of SouthFirst Mortgage, in, both, the residential lending and construction lending functions, SouthFirst Mortgage has also named a Vice President of Billing and Collections who has many years of experience in the collection function with another financial institution.

     First Federal, pursuant to the provisions of the Supervisory Agreement, has instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances, and other provisions set forth in the Supervisory Agreement regarding construction lending are met and fairly stated.

     Commercial Lending

     At September 30, 2003, commercial lending totaled $11.4 million, or 13.5%, of First Federal’s total loan portfolio. First Federal’s commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

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

     Consumer Lending and Other Lending

     As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 2003, consumer loans totaled $4.8 million, or 5.7% of First Federal’s total loan portfolio. This amount includes $0.9 million of loans secured by savings accounts, $2.4 million of loans secured by vehicles, and $1.5 million in other secured loans.

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

     Competition

     First Federal has significant competition for its loan products in Talladega, Jefferson and Chilton Counties and in the Birmingham market area. The cities of Birmingham, Sylacauga, Talladega and Clanton have a high density of financial institutions, some of which are larger, have a state-wide or regional presence and have greater financial resources than First Federal. First Federal also faces significant competition in attracting deposits in its relevant market areas. First Federal’s competition for its loan products comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with First Federal for loan customers. Credit unions, securities firms and mutual funds compete with First Federal in raising deposits. Many of these institutions also seek to provide the same community-oriented services as First Federal. First Federal competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. First Federal competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors. Competition in the financial services industry has increased significantly within the past several years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws cannot be fully assessed or predicted.

     First Federal is a community and retail-oriented financial institution serving its relevant market areas with deposit services and loan services. Management considers First Federal’s reputation for financial strength and quality customer service to be its major competitive advantage in attracting and retaining customers in its market areas.

     Data Processing

     During fiscal 2003 First Federal began the process of evaluating the data processing services presently provided by Kirchman Corp since the contractual agreement with Kirchman was set to expire in 2004. After thorough research and review of several data processing firms, including Kirchman, First Federal entered into a contractual agreement with FISERV effective September 26, 2003 to convert the bank’s data processing function to the FISERV Vision system.

     FISERV will provide First Federal a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and consumer lending data processing platforms, central information file, investment portfolio accounting, and ATM processing. Conversion to the FISERV data processing platform is scheduled for spring 2004 following the expiration of the Kirchman contract.

     Employees

     First Federal presently employs 78 individuals on a full-time basis, including 22 officers, and 8 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

Business of Subsidiaries

     SouthFirst Mortgage, Inc.

     SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly-owned operating subsidiary of First Federal. Through SouthFirst Mortgage, First Federal is conducting residential mortgage and construction lending activities in Birmingham, Alabama, and intends to pursue such activities in other markets. See “Business of First Federal - Construction Lending - SouthFirst Mortgage, Inc.” above.

     Pension & Benefit Trust Company

     Pension & Benefit was acquired by SouthFirst in April of 1997, and was, initially, a wholly-owned subsidiary thereof. On April 27, 1998, SouthFirst and First Federal submitted an application to the OTS, seeking approval to exercise limited trust powers through Pension & Benefit and to establish Pension & Benefit as an operating subsidiary. Upon being granted limited trust powers from the OTS, SouthFirst transferred the ownership of Pension & Benefit to First Federal. Upon the transfer, Pension & Benefit became the wholly-owned subsidiary of First Federal.

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

     Magnolia Title Service, Inc.

     At September 30, 2003, SouthFirst owned a 50% interest in Magnolia Title Services, Inc. (“Magnolia”), a company which provides title insurance and related services to borrowers and lenders. Start-up losses at Magnolia have resulted in a write-off of SouthFirst’s investment, in the amount of $245,000. In November 2003, SouthFirst sold its entire interest back to Magnolia for $25,000.

     SouthFirst Financial Services, Inc.

     SouthFirst Financial was incorporated on June 16, 2000, as a wholly-owned subsidiary of SouthFirst. Through SouthFirst Financial, SouthFirst provides insurance products and other financial services to the customers of First Federal and to others.

Supervision and Regulation

General

     SouthFirst and First Federal are subject to regulations, supervision and examination by the OTS, the FDIC and other state and federal regulators. These regulators have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The system of regulation and supervision applicable to SouthFirst and First Federal establishes a comprehensive framework for the operations of SouthFirst and First Federal, and is intended primarily for the protection of the FDIC and the depositors of First Federal. Changes in the regulatory framework could have a material adverse effect on First Federal and its operations that, in turn, could have a material adverse effect on SouthFirst. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of SouthFirst.

Recently Enacted Legislation

     USA Patriot Act

     See “Item 1. BUSINESS – Business of SouthFirst – USA Patriot Act.”

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

     Qualified Thrift Lender Test

     As a unitary thrift holding company, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loan holding companies, provided that First Federal continues to qualify as a “qualified thrift lender” (see “- Regulation of First Federal — Qualified Thrift Lender Test” below). Although the Gramm-Leach-Bliley Act, enacted in November 1999, prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities, such prohibition does not apply, for a period of 10 years if the non-financial activities constitute no more than 15% of its business, to companies, such as SouthFirst, which became unitary thrift holding companies pursuant to applications filed with the OTS prior to May 4, 1999. Because SouthFirst filed its application prior to this date, it is considered a “grandfathered” unitary thrift holding company; as such, SouthFirst retains the authority to engage in nonfinancial activities, but SouthFirst cannot be acquired by a nonfinancial company. In the event that SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) amended provisions of the Bank Holding Company Act of 1956 (the “BHCA”) to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund (“BIF”) with the approval of the appropriate federal banking agency and the Federal Reserve Board. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

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

     As a result of the recapitalization of the SAIF implemented by the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the “EGRPRA”), SAIF-insured institutions were required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks were assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members were assessed at the same rate for FICO obligations.

     The EGRPRA also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as “well capitalized” or that have been found to have “moderately severe” or “unsatisfactory” financial, operational or compliance weaknesses. First Federal is classified as “well capitalized” and has not been found by the OTS to have such supervisory weaknesses.

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

     Regulatory Capital Requirements

     General. The OTS has adopted capital regulations which establish capital standards applicable to all savings associations. To meet its regulatory capital requirements, a savings association must satisfy each of the following capital requirements: (i) a risk-based capital requirement, where a savings association’s minimum risk-based capital requirement shall be an amount equal to 8% of its risk-weighted assets; (ii) a leverage ratio requirement, where a savings association’s minimum leverage ratio requirement shall be: (a) for a savings association assigned a composite rating of “1” on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 3%; (b) for all other savings associations which are assigned a value lower than “1” on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 4%; and (iii) a tangible capital requirement, where the savings association’s minimum tangible capital requirement shall be an amount equal to at least 1.5% of adjusted total assets.

     The OTS, also, has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 2003, First Federal was “well capitalized.” Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal’s activities.

     Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of “1,” the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. “Core capital” includes, generally, (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related surplus, (iii) non-withdrawable accounts and certain pledged deposits of mutual savings associations, (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association’s (A) investments in certain “non-includable” subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 2003, First Federal’s ratio of tangible and core capital to total adjusted assets was 9.99%.

     The “tangible capital” requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. “Tangible capital” means (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related earnings, (iii) non-withdrawable accounts and pledged deposits that qualify as core capital, and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not “includable subsidiaries”

     Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 2003, First Federal’s ratio of total capital to total risk-weighted assets was 16.43%.

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

     See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources” for tables setting forth First Federal’s compliance with its regulatory capital requirements as of September 30, 2003.

     Prompt Corrective Action

     Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6.0% or greater, has a Tier 1 leverage capital ratio of 5.0% or greater and is not subject to any order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a Tier 1 leverage ratio of 4.0% or greater (3% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or has a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage ratio that is less than 4.0% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage ratio that is less than 3.0%; and (v) “critically undercapitalized” if the financial association has a ratio of tangible equity to total assets that is equal to or less than 2.0%. However, under certain circumstances, a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a “significantly undercapitalized” institution as “critically undercapitalized”). At September 30, 2003, First Federal was classified as a “well capitalized” institution.

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

     Dividends and Other Capital Distribution Limitations

     OTS regulations impose limitations upon savings associations’ capital distributions, such as cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. Under the OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association’s net income for the year plus its retained net income for the prior two years, without application or notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Company, will continue to have to file a notice and to receive the approval of the OTS. The OTS may disapprove a notice or deny an application regarding a proposed capital distribution, if the OTS determines that the proposed distribution by a savings association would constitute an unsafe or unsound practice or that, after making the distribution, the savings association would be “undercapitalized” under the OTS regulations.

     Qualified Thrift Lender Test

     HOLA requires savings associations to meet the Qualified Thrift Lender (“QTL”) test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code, as amended (the “Code”), by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution, or (ii) maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, a savings association’s total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. “Qualified thrift investments” include (i) various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) shares of stock issued by any Federal home loan bank, (vi) loans for educational purposes, (vii) loans to small business, and (viii) loans made through credit cards or credit card accounts. In addition, subject to a limit of 20% of portfolio assets, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small business in “credit needy” areas. At September 30, 2003, First Federal was a Qualified Thrift Lender.

     A savings association that does not maintain its status as a QTL in at least nine out of every 12 months must either convert to a bank charter to become one or more banks or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank and for a savings association; (ii) the branching powers of the savings association are restricted to those of a national bank in the savings association’s home state; (iii) the savings association is not eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association are subject to the rules regarding payment of dividends by a national bank. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association has to register under, and become subject to, the requirements of the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify as a QTL within the three-year period after it fails the QTL test, it is required to cease any activity and not retain any investment not permissible for a national bank, and immediately repay any outstanding FHLB advances as promptly as prudently can be done, consistent with the safe and sound operation of the savings association. A savings association that has failed the QTL test may requalify as a QTL and be free of such limitations.

     Loans to One Borrower

     Under HOLA, savings associations are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount, not in excess of 10.0% of unimpaired capital and surplus, may be loaned, if such loan is secured by readily-marketable collateral, which is defined to include certain debt and equity securities and bullion, but generally does not include real estate. Prior to March 2002, First Federal had permission from the OTS to increase its loans to one borrower limit for single-family, residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers was 30.0% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150.0% of First Federal’s unimpaired capital and surplus. As a result of the Supervisory Agreement between First Federal and the OTS, entered into in March 2002, the 30% limit was revoked. See, also, “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Supervisory Agreement.”

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

     Certain institutions may make real estate loans that do not conform with established LTV limits, up to 100.0% of the institution’s total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30.0% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are also exempt from the LTV ratios, such as loans guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds.

     Community Reinvestment

     Under the Community Reinvestment Act of 1977 (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications by the institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and to require the OTS to provide a written evaluation of an institution’s CRA performance, utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. First Federal received a satisfactory rating as a result of its latest evaluation on December 2, 2002.

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

     Liquidity Requirements

     The Asset and Liability Committee of First Federal’s Board of Directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, First Federal is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated. Presently, there is no objective standard or guideline regarding the application of the current regulatory requirement that a savings association maintain a liquidity sufficient to ensure its safe and sound operation.

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

     As of September 30, 2003, First Federal’s average daily balance of liquid assets was approximately 37.1% of its June 30, 2003 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $7,680,000 in cash and cash equivalents, and approximately $28,939,000 in other qualifying assets. As of September 30, 2003, the fair market value of the Company’s investment securities portfolio, which is held for sale, was $32,600,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.

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

     First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or, (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta, at September 30, 2003, of $1,117,000.

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

     On April 15, 2002, First Federal was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets. or approximately $42,000,000, to a fixed amount of $22,000,000. This amount was subsequently changed to an amount equal to 10% of its total assets. At September 30, 2003, First Federal owed the Federal Home Loan Bank of Atlanta $22,340,000 in outstanding advances. The Federal Home Loan Bank of Atlanta has notified First Federal that it will not require First Federal’s existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowings by First Federal be approved through application by First Federal to the Federal Home Loan Bank of Atlanta’s Credit Committee. Management believes that this reduction in the amount available under this credit line, because of the existing liquidity and other funding sources available to SouthFirst and First Federal, will have no adverse impact on the operations of SouthFirst or First Federal.

     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 2003 and September 30, 2002, dividends were paid by the FHLB to First Federal in the amounts of $54,302 and $125,434, respectively. Were these dividends to be reduced, or were interest subsidies on future FHLB advances were to increase, First Federal’s net interest income likely would be reduced.

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $6.6 million of transaction accounts, while reserves equal to 3% must be maintained on the next $45.4 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of depository institutions’ interest-earning assets. At September 30, 2003, First Federal was in compliance with the reserve requirements of the Federal Reserve Board.

     Savings associations have authority to borrow from the Federal Reserve Bank’s “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 2003.

ITEM 2. PROPERTIES.

     First Federal conducts its business through its main office located in Sylacauga, Alabama, branch offices located in Talladega and Clanton, Alabama, and a loan production office in Hoover, Alabama. In addition, on November 24, 1998, First Federal purchased a parcel of land in Birmingham, Alabama at a price of $1,250,000.

     The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 2003. The total net book value of these properties at September 30, 2003 was approximately $3,738,000.

			Net Book Value	Deposits
	Leased		as of	as of
Location	or Owned	Date Opened	Sept. 30, 2003	Sept. 30, 2003

			(In thousands)
SouthFirst and First Federal
Main Office
126 North Norton Avenue Sylacauga, Alabama 35150	Owned	April 1966	$719	$45,682
Office/Storage Building
North Norton Avenue Sylacauga, Alabama 35150	Owned	November 1995	221	N/A
First Federal Branch Offices
301 West North Street Talladega, Alabama 35160	Owned	April 1961	193	13,423
102 Fifth Street North Clanton, Alabama 35045	Owned	November 1997	1,072	34,453
SouthFirst Mortgage
Loan Production Offices
2159 Rocky Ridge Road Birmingham, Alabama 35216	Leased	March 1994	1,257	N/A
Pension & Benefit
260 Commerce Street Third Floor Montgomery, Alabama 36101	Owned	April 1997	276	N/A

Total			$3,738	$93,558

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. SouthFirst and First Federal management believe that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst’s or First Federal’s financial condition. Nonetheless, descriptions of certain legal proceedings, including previously-disclosed legal procedings, follow:

     Pending Legal Proceedings

     First Federal is currently involved in four (4) pending legal proceedings, descriptions of which are set forth below. The first three (3) pending lawsuits have been consolidated before Chilton County Circuit Court Judge Sibley Reynolds. First Federal’s insurance carrier has been notified of the precedings.

     1.     In a lawsuit brought by Mike Burford and his company styled Burford, d/b/a Burford’s Wood Waste and also Burford’s Tree Surgeons v. Harry Eugene Hammock and Janice C. Hammock, in the Circuit Court of Chilton County, CV 03-337, First Federal is not a named defendant. However, in a hearing before Judge Reynolds on December 8, 2003, a party threatened to make First Federal a party to the lawsuit for what was claimed at that time to be First Federal’s liability for allegedly improperly cashing checks presented by the Hammocks to First Federal, but made payable to Burford and/or his company. Since Mr. Burford claims the Hammocks have engaged in these types of improper activities since at least 1996, the only way for First Federal to determine if this activity has been engaged in is for First Federal to review every single check that has passed through its hands since 1996. Currently, First Federal is under no obligation to Burford to conduct this inquiry since no claims have been formally filed against First Federal by Burford or any of his affiliates. However, First Federal is subject to a subpoena issued by the Chilton County District Attorney’s Office investigating this matter. First Federal has turned over copies of all checks it was able to find that were deposited directly either into the Hammocks’ checking and/or savings accounts. First Federal has advised the Chilton County District Attorney’s Office that there would be tremendous time and expense involved in responding to the rest of the subpoena. At this time the Chilton County District Attorney has indicated that he does not intend to make First Federal bear the costly burden of responding fully to the subpoena issued by his office. The plaintiff, on the other hand, has threatened to make First Federal a party to this lawsuit and to demand the same documentation from First Federal. Consequently, there can be no assurance that First Federal will not be required to conduct such a review in the future. Furthermore, if a claim is brought against First Federal, damages could be assessed against First Federal if it is ultimately held liable for improperly cashing and/or improperly depositing checks. While no claim has yet been filed against First Federal, Mr. Buford has estimated his total damages in the existing lawsuit to fall in the broad range of between $250,000 and $650,000.

     On Tuesday, November 4, 2003, Judge Reynolds issued a Temporary Restraining Order enjoining the Hammocks from disposing of any assets acquired before November 4, 2003, including any funds held in any checking or savings accounts on December 8, 2003. That Order was extended indefinitely by Judge Reynolds.

     2.     First Federal is a plaintiff in an interpleader action filed by it styled First Federal of the South v. Danny E. Hammock, Janice Hammock, Burford Tree Surgeons and Mike Burford in the Circuit Court of Chilton County, Alabama, CV 03-338. A hearing was held in this matter on December 8, 2003 before Judge Reynolds. At the conclusion of the hearing, Judge Reynolds granted First Federal’s request that it be allowed to pay into the Circuit Court Clerk’s Office those funds held in checking and savings accounts in the names of Janice Hammock and/or her husband, Danny Hammock. Pursuant to the Court’s Order, First Federal has deposited those funds with the Chilton County Circuit Court Clerk’s Office. Burford Tree Surgeons and Mike Burford have filed an Answer to First Federal’s Complaint, claiming that they are entitled to the funds. The Hammocks, who were just served with the lawsuit on December 6, have not yet responded, but it is anticipated that they will claim the funds belong to them. No claims have been made against First Federal in this action.

     3.     In the suit styled Danny E. Hammock and Janice Hammock v. First Federal and Sandra Stephens (CV 03-347), the Hammocks requested that the Court issue an order directing First Federal to unfreeze the Hammocks’ accounts. That request was denied. The Hammocks have also made monetary claims, for unspecified amounts, against First Federal for negligence, wantonness, and recklessness in freezing the accounts. First Federal received the Chilton County District Attorney’s subpoena on Wednesday, October 29, 2003, and froze the Hammocks’ accounts on that date.

Any allegedly “improper freezing” of assets took place at most for only six days because the assets were frozen by Court Order in case number CVO3-337 on November 4, 2003.

     4.     On or about October 14, 2003, First Federal filed suit against Ruby M. Glass, Elnora Green and Flora Jones, which case is styled, First Federal Bank v. Glass, Green and Jones, in Talladega County. First Federal seeks the repayment of money improperly deposited into a joint account of the defendants. Defendants were served at end of October, 2003, and no appearance has been made. No further action has occurred in this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended September 30, 2003 to a vote of security holders of SouthFirst.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 12, 2003, SouthFirst’s Common Stock was held by approximately 307 persons. SouthFirst’s Common Stock trades on the American Stock Exchange, under the symbol “SZB.” The following data reflects, by fiscal quarter, the high and low sale prices, as well as cash dividends declared for each quarter from October 1, 2001 through September 30, 2003:

			Cash
			Dividends
	High Sale	Low Sale	Declared(1)

Fiscal Year Ended September 30, 2003
First Quarter ended December 31, 2002	14	11 3/5	$121,076
Second Quarter ended March 31, 2003	15	13 5/9	116,876
Third Quarter ended June 30, 2003	15 1/7	13 4/9	107,801
Fourth Quarter ended September 30, 2003	15 1/3	14	107,794
Fiscal Year Ended September 30, 2002
First Quarter ended December 31, 2001	11	9 1/3	130,948
Second Quarter ended March 31, 2002	11 2/3	11	122,894
Third Quarter ended June 30, 2002	13	12 5/9	121,752
Fourth Quarter ended September 30, 2002	12 1/3	11 6/7	121,751

(1)	Certain cash dividends associated with SouthFirst’s Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See “Item 10. EXECUTIVE COMPENSATION — Management Recognition Plans” and “— Employee Stock Ownership Plan.”

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of the major factors that affected SouthFirst’s results of operations and financial condition for the referenced periods.

     The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst’s operations during the two-year period ended September 30, 2003 This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Forward Looking Statements

     As stated in the opening paragraph to this Annual Report on Form 10-KSB, entitled “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” this Annual Report on Form 10-KSB contains certain forward-looking statements, including management’s discussion and analysis of financial condition and results of operation under this Item 6. While SouthFirst believes that the statements contained in this Item 6, and throughout this Annual Report on Form 10-KSB, are accurate, SouthFirst’s business is dependent upon general economic conditions and various conditions specific to its industry. Future trends and conditions could cause actual results to differ materially from the forward-looking statements made herein.

Results of Operations

     Net Income

     For the fiscal year ended September 30, 2003, net income decreased $554,941 (82.73%) from net income of $670,805 in fiscal 2002. Earnings per common share were $0.16 and $0.82 for the fiscal years ended September 30, 2003 and 2002, respectively. The decrease in net income for fiscal 2003 was due primarily to an increase in the provision for loan losses and an increase in non-interest expense. First Federal’s net interest income after provision for loan losses decreased $1,122,197 (25.1%) during fiscal 2003, from $4,465,046 to $3,342,849. This decrease was primarily attributable to an increase in the provision for loan losses of $1,217,253, from a benefit of $667,650 to an expense of $549,603, the reasons for which are discussed below under the heading “Provision for Loan Losses.” This decrease in net interest income was partially offset by an increase in net interest income before provision for loan losses in the amount of $95,056 (2.5%), resulting primarily from the effect in the changes in interest rates between interest-earning assets and interest-bearing liabilities. Fee income received by Pension and Benefit Trust Company increased $58,994 (5.0%) during fiscal 2003, from $1,172,628 to $1,231,622. Other expenses increased $490,680 (7.7%) during fiscal 2003 from $6,406,731 to $6,897,411.

     For the fiscal year ended September 30, 2002, net income increased $1,092,898 (258.0%) from a net loss of $422,093 to a net income of $670,805. Earnings per common share were $0.82 for the fiscal year ended September 30, 2002. The increase in net income in fiscal 2002 was due primarily to a decrease in the provision for loan losses, an increase in gain on sale of loans, an increase in the sale of investment securities available for sale and an increase in other income.

     The components of net income discussed in the preceding paragraphs are discussed more fully below.

     Net Interest Income

     Net interest income was $3,892,452 for the twelve months ended September 30, 2003, which represents an increase of $95,056 (2.5%) from fiscal 2002. Net interest income is the difference between the interest earned on loans, investment securities and other interest-earning assets and the interest cost associated with deposits and borrowed funds. The increase in 2003 is primarily due to an increase in the net interest rate spread. The net interest rate spread increased as rates on interest-earning assets decreased fifty-four (54) basis points to 6.09%, while the cost of funds decreased eighty-four (84) basis points to 2.93%. The combined effect of the changes in average balances and the changes in rates above resulted in an increase in net interest income.

     Net interest income was $3,797,396 for the twelve months ended September 30, 2002. The decrease of $110,000 (2.8%) over the comparable twelve months of 2001 was primarily the result of a decrease in the average balance of interest-earning assets from $141.6 million to $128.6 million, while the average balance of interest-bearing liabilities decreased from $136.0 million to $125.4 million. The combined effect of the changes in average balances and the increase in the net interest rate spread resulted in the $110,000 decrease in net interest income for fiscal 2002.

     First Federal’s Asset/Liability Committee (“ALCO”) conducts a gap analysis to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. There can be no assurance, however, that such analysis will affect earnings positively.

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

	Year Ended September 30,

	2003 vs. 2002			2002 vs. 2001			2001 vs. 2000
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to			Due to			Due to

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

	(Dollar amounts in thousands)
Interest income:
Investment securities	$(215)	$4	$(211)	$(286)	$(400)	$(686)	$(167)	$(20)	$(187)
Loans receivable	(154)	(726)	(880)	(534)	(1,145)	(1,679)	(542)	(294)	(836)

Total interest income	(369)	(722)	(1,091)	(820)	(1,545)	(2,365)	(709)	(314)	(1,023)

Interest expense:
NOW accounts	1	(81)	(80)	14	(31)	(17)	(10)	(5)	(15)
Money market demand	—	(1)	(1)	(1)	—	(1)	(1)	—	(1)
Passbook savings	1	(106)	(105)	4	(41)	(37)	(15)	(8)	(23)
CDs other than Jumbos	(57)	(749)	(806)	(314)	(899)	(1,213)	(158)	151	(7)
Jumbos	68	(46)	22	(10)	(208)	(218)	59	107	166
Borrowed funds	(194)	(22)	(216)	(185)	(584)	(769)	(213)	(61)	(274)

Total interest expense	(181)	(1,005)	(1,186)	(492)	(1,763)	(2,255)	(338)	184	(154)

Change in net interest income	$(188)	$283	$95	$(328)	$218	$(110)	$(371)	$(498)	$(869)

     Interest Income

     Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $7,436,000, $8,527,000 and $10,892,000 for the twelve months ended September 30, 2003, September 30, 2002 and September 30, 2001, respectively. Average interest earning assets decreased $6,472,000 (5.0%) during fiscal 2003, decreased $12,945,000 (9.1%) during fiscal 2002 and decreased $9,269,000 (6.1%) during fiscal 2001. The yield for fiscal years 2003, 2002 and 2001 decreased primarily due to rates on mortgage and residential construction loans decreasing during the year. Interest and fees on loans were $5,948,000, $6,828,000 and $8,506,000 for the twelve months ended September 30, 2003, September 30, 2002, and September 30, 2001, respectively. The decrease in average loans receivable in fiscal 2003 was largely due to the sale of approximately $6,400,000 in commercial, residential mortgage and other consumer loans in connection with the sale of First Federal’s branch office in Centreville, Alabama to First Financial Bank in Bessemer, Alabama during fiscal 2003.

     Interest income on total investment securities available for sale, decreased $203,000 (12.7%) to $1,397,000 in 2003. The average balance outstanding of investment securities available for sale decreased $3,670,000 (11.9%) to $27,238,000 in 2003, decreased $5,612,000 (15.4%) to $30,907,000 in 2002 and decreased $2,373,000 (6.1%) to $36,519,000 in 2001. The yields on investment securities were 5.13% in 2003 and 5.18% in 2002. Interest income on total investment securities available for sale decreased $509,000 (24.1%) in 2002.

     Interest Expense

     Total average interest-bearing liabilities were $120,924,000, $125,364,000 and $136,000,000 for fiscal years 2003, 2002, and 2001, respectively. Interest bearing liabilities decreased by $4,439,000 (3.5%) in 2003, decreased by $10,636,000 (7.8%) in 2002, and decreased $7,213,000 (5.0%) in 2001. The rates paid on these liabilities decreased by 84 basis points to 2.93% in 2003, decreased by 137 basis points to 3.77% in 2002 and increased by 16 basis points to 5.14% in 2001. Total interest expense was $3,544,000, $4,730,000 and $6,984,000 for 2003, 2002, and 2001, respectively, which represents a decrease of $1,186,000 (25.1%), a decrease of $2,254,000 (32.3%), and a decrease of $155,000 (2.2%), during fiscal years 2003, 2002, and 2001, respectively. The decrease in 2003 and 2002 was primarily due to the decrease in interest-bearing liabilities, along with the reduction in interest rates. The decrease in 2001 was primarily the result of a decrease in interest-bearing liabilities, which was partially offset by an increase in interest rates.

     Interest on deposits, the primary component of total interest expense decreased to $2,521,000 in 2003, decreased to $3,491,000 in 2002 and increased to $4,977,000 in 2001. The average balance of interest-bearing deposits increased to $95,707,000 in 2003 from $95,363,000 in 2002, representing an increase of $344,000 (0.4%). In 2002, the balance of $95,363,000 represented a decrease of $6,165,000 (6.1%) from the balance of $101,528,000 in 2001.

     Interest expense on borrowed funds, including both short-term and other borrowed funds, was $1,023,000, $1,239,000 and $2,007,000 for fiscal 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 was primarily due to lower interest rates, along with principal reduction in average borrowings of approximately $4,800,000 and $4,500,000, respectively. The decrease in 2001 was due to the repayment of FHLB advances with funds received from investments maturing and principal repayment of mortgage loans. The average balance of FHLB advances outstanding was $22,340,000, $27,044,000 and $31,717,000 for 2003, 2002, and 2001, respectively. The average balance of total borrowed funds, including both short-term and other borrowed funds was $25,218,000 for 2003, $30,001,000 for 2002, and $34,471,000 for 2001.

     Provision for Loan Losses

     The provision for loan losses is based on management’s current assessment of the risk in the loan portfolio and is influenced primarily by the amount of recent loan losses. The provision for loan losses (benefit) was $549,603, ($667,650), and $857,688 for fiscal 2003, 2002 and 2001, respectively. The amount of the provision for loan losses for fiscal 2003 is primarily the result of a specific reserve for approximately $525,000 relative to an acquisition and development loan, with a commitment of $2,250,000, which, as of September 30, 2003, had a disbursed balance of approximately $1,790,000. (See “Financial Condition — Allowance for Loan Losses and Risk Elements” below for further discussion.) The amount of the provision for loan losses for fiscal 2002 was primarily the result of a reversal of an additional provision for a loan that defaulted in the fourth quarter of fiscal 2001 in the principal amount of $657,000. This loan was made to Vawter Properties and Resources, LP, an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of the Company and the Bank, and who also personally guaranteed the loan. The total of the loan loss and the related expenses associated with this loan in the fourth quarter of 2001 was $713,000, including the loss of principal and unpaid interest, as well as related legal and accounting expenses. The Bank brought suit against Mr. Vawter, Vawter Properties and Resources, LP, and other related parties to recover the total amount of the loan loss and related expenses. A settlement was reached on August 28, 2002, for which the bank received $761,000.

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

     As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in First Federal’s primary market area of Talladega and Chilton County, Alabama. Management believes that the credit risks associated with this type of loan are significantly lower than other loan types.

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

     Significant write-offs in fiscal 2003 consisted primarily of a commercial real estate loan in Clanton, Alabama, which was foreclosed and subsequently sold in 2003. There were no significant charge-offs in 2002 and 2001. In 2001, a provision was made in the amount of $654,746 for the previously mentioned Vawter loan, which was recovered in fiscal 2002. In addition to the acquisition and development loan mentioned above, management has also specifically reserved approximately $371,000, of which approximately $316,000 is reserved on a commercial loan to a used automobile dealership, and approximately $55,000 on other types of consumer loans. Management believes the allowances for loan losses at September 30, 2003 ($1,191,033) to be an adequate level relative to the total loan portfolio and to non-performing loans, and in light of the other factors, which are relevant to the assessment of risks in the loan portfolio.

     Future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review First Federal’s allowance for loan losses and may require First Federal to recognize additions to the allowance based upon and analysis of information available at the time of their review.

     Other Income

     Other income increased $708,000 (23.3%) in 2003 from $3,033,000 in 2002. Other income increased $722,000 (31.3%) in 2002 from $2,311,000 in 2001. The increase in 2003 was due to an increase in fee income from Pension & Benefit Trust Company from $1,173,000 to $1,232,000, an increase in the gain on the sale of mortgage loans from $612,000 to $1,170,000, and a gain from service charges and other fees from $448,000 to $569,000. Additionally, First Federal recorded a one-time profit from the sale of deposits of approximately $250,000, which is the equivalent to a 3% premium on the sale of $8,300,000 of deposits upon completion of the sale of its Centreville branch location in the fourth quarter of fiscal 2003. The increase in 2002 was due to an increase in fee income from Pension & Benefit Trust Company from $1,129,000 to $1,173,000, an increase in the gain on the sale of mortgage loans, from $394,000 to $612,000, and an increase in the gain from the sale of certain investment securities available for sale, from $4,000 to $236,000.

     Service charges and other fees were $569,000, $448,000 and $443,000 in fiscal 2003, 2002 and 2001, respectively. The fluctuations are primarily due to changes in overdraft and non-sufficient charges.

     The gain on sale of mortgage loans increased $558,000 (91.3%) in 2003, increased $218,000 (55.4%) in 2002 and increased $82,000 (26.2%) in 2001. The restructuring process in the mortgage banking division with the addition of mortgage loan originators, along with the decrease in mortgage loan rates, has resulted in an increase in the volume of originations and sales of mortgage loans in fiscal 2003 and 2002. The increase in 2001 was also the result of lower mortgage loan rates, which increased volumes, and increased sales of mortgage loans.

     The gain on sale of investment securities available for sale remained approximately the same for fiscal 2003 and 2002 at approximately $238,000 and $236,000, respectively. In 2002 and 2001, the gain on sale of investment securities available for sale increased $232,000 and $8,000, respectively.

     Other Expense

     Total other expense increased to $6,897,000 in 2003 from $6,407,000 in 2002. Other expense increased in 2001 to $6,025,000. This represented an increase of $490,000 (7.7%) in 2003, an increase of $382,000 (6.3%) in 2002, and an increase of $726,000 (13.7%) in 2001.

     Compensation and benefits totaled $4,279,000, $3,636,000 and $3,118,000 for fiscal years 2003, 2002 and 2001, respectively. These levels reflect an increase of $644,000 (17.7%) in 2003, an increase of $518,000 (16.6%) in 2002 and an increase of $217,000 (7.5%) in 2001. The increases in each year was primarily attributable to new salaries associated with the restructuring process, particularly in the mortgage banking division, along with merit and cost of living raises and the costs of benefits associated with such increases.

     Increases in other expenses during fiscal 2003 occurred in occupancy, office supplies and related expenses, deposit insurance premiums and other operating expense of approximately $34,000, $16,000, $22,000 and $110,000, respectively. These increases in other expenses were partially offset with decreases in expenses related to data processing, goodwill amortization and legal matters in the amount of $57,000, $54,000 and $190,000, respectively.

     Termination agreements expense was $560,000 for 2001. The expense in 2001 was related to the settlement of certain legal actions with a former director and officer as well as other expenses under the employment contract of the Company’s President and Chairman of the Board of Directors who resigned.

     Income Tax Expense

     Income tax expenses (benefits) were $71,000, 421,000 and ($242,000) for fiscal 2003, 2002 and 2001, respectively. These levels represent an effective tax rate on pre-tax earnings (losses) of 38% in 2003, 39% in 2002 and 36% in 2001.

Supervisory Agreement

     On March 29, 2002, SouthFirst announced that First Federal, on March 22, 2002, had entered into a Supervisory Agreement with the OTS. A copy of the press release announcing the Supervisory Agreement and a copy of the Supervisory Agreement were included with SouthFirst’s Form 8-K filed with the SEC on March 29, 2002.

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

     Further, the Board of Directors was required to review First Federal’s residential construction loan portfolio and establish limits on its residential construction lending practices in compliance with federal regulations and the Supervisory Agreement. As a result of the requirements set forth in the Supervisory Agreement and based upon further communications with the OTS, First Federal’s speculative construction lending, in the aggregate, is limited to 120% of First Federal’s tangible capital, which aggregate portfolio limit, as of September 30, 2003, was $15,990,000. The total amount of First Federal’s speculative construction loan portfolio, as of September 30, 2003, was equal to $11,652,000, which was 87% of First Federal’s tangible capital and, thus, well within the 120% limit. Management believes that this aggregate portfolio limit, as required by the Supervisory Agreement, will not have a material adverse effect on the amount of First Federal’s future net income to be derived from its construction-lending activities, as contemplated in the relevant projections included in the Business Plan and Strategic Plan of First Federal.

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

     As a result of the Supervisory Agreement, however, the 30% limit was revoked, and First Federal and SouthFirst Mortgage now are required to comply with the normal regulatory limit of 15% of unimpaired capital and surplus of First Federal. At September 30, 2003, this 15% limit was equal to $2,113,000, and there was one (1) construction loan commitment from First Federal and/or SouthFirst Mortgage which remained in excess of this newly imposed loan limit, with the largest commitment being $2,334,000. The OTS has previously indicated to First Federal that the balance of the remaining non-compliant loans will be allowed to pay out through the ordinary course of loan payment collection, thus avoiding having to sell such loans.

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

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortizing goodwill. Based upon the initial goodwill impairment test completed October 1, 2002, as required by SFAS No. 142, no goodwill impairment was indicated. In addition, the goodwill impairment testing completed at September 30, 2003 indicated there was no goodwill impairment. Therefore, the Company had no changes in the carrying amount of goodwill from September 30, 2002 to September 30, 2003.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

     The Company adopted the requirements of SFAS Nos. 143 and 144 on October 1, 2002. The effects of these statements did not have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effects of this statement did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption January 1, 2003.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, and FASB Interpretation (“FIN”) No.9, Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of this statement were effective as of October 1, 2002, with earlier application permitted. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or result of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This statement is effective for fiscal and interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of this statement on December 31, 2002. Adoption of the disclosure requirements did not have a material impact to the consolidated financial statements.

     In November 2002, The FASB issued FIN 45, Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provision of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The effects of this Interpretation did not have a material impact on the consolidated financial statements.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of ARB 51 to certain entities (called variable interest entities) in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidated requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivation Instruments and Hedging Activities”. It also applies to loan commitments that relate to the origination of mortgage loans that will be held for sale. This statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify the fair value of financial instruments issued in the form of shares that are mandatorily redeemable as liabilities. It also requires that payments or accruals and other amounts to be paid to holder of the financial instruments be reported separately as interest cost. SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

     Interest Rate Sensitivity

     An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, First Federal’s exposure to “interest rate risk,” while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest-earning assets (“ratio”). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. This ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal’s balance sheet structure and its use of the market approach to pricing liabilities, First Federal’s management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 2003, First Federal had a positive one-year cumulative ratio of 8.82% and a five-year cumulative ratio of 4.13%, as a result of which its net interest income could be positively affected by rising interest rates and negatively affected by falling interest rates. At September 30, 2002, First Federal had a negative one-year cumulative ratio of 1.69% and a positive five-year cumulative ratio of 7.40%. During the declining interest rate environment for the early months of fiscal year 2003, and most of fiscal year 2002, First Federal’s interest rate spread decreased.

     Other factors may affect the interest rate sensitivity of First Federal’s assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of a loan. First Federal’s portfolio of one-to-four family residential mortgage loans included $22.5 million and $24.4 million (26.7% and 26.3% of First Federal’s total loan portfolio) of adjustable rate loans at September 30, 2003 and September 30, 2002, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the “Asset and Liability Management Report” prepared by Farin & Associates (the Strategic Asset Liability Management) in order to assist First Federal in determining First Federal’s gap and interest rate position. Through use of the Farin & Associates analysis, ALCO analyzed the effect of an increase or decrease of up to 300 basis points on the market value of First Federal’s portfolio equity (“MVPE”) at September 30, 2003 and September 30, 2002. At a 300 basis point increase, First Federal’s MVPE decreased approximately $2,288,000 and $5,165,000 at September 30, 2003 and 2002, respectively, and at a 300 basis point decrease, First Federal’s MVPE increased approximately $1,377,000 and $8,631,000 at September 30, 2003 and 2002, respectively. Management determined that these changes in MVPE were acceptable.

The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal, as of September 30, 2003, and September 30, 2002. The projected maturity and repricing dates were arrived at by applying the assumptions set forth below. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

Interest Rate Sensitivity Gap

	At September 30, 2003

	One year	One to	Three to	Over
	or less	three years	five years	five years	Total

Interest-earning assets:
Mortgage loans	$51,969	$13,066	$8,099	$3,395	$76,529
All other loans	5,080	2,645	1,283	1,173	10,181
Collateralized mortgage obligations	1,440	—	—	—	1,440
Mortgage-backed securities	2,578	2,947	1,349	1,043	7,917
Other Investments (1)	29,247	—	—	—	29,247

Total interest- earning assets	$90,314	$18,658	$10,731	$5,611	$125,314

Interest-bearing liabilities:
Deposits	$54,848	$24,079	$11,307	$4,820	$95,054
Borrowed funds	24,412	673	—	—	25,085

Total interest-bearing liabilities	$79,260	$24,752	$11,307	$4,820	$120,139

Interest sensitivity gap	$11,054	$(6,094)	$(576)	$791	$5,175
Cumulative interest sensitivity gap	$11,054	$4,960	$4,384	$5,175	$—
Ratio of cumulative interest sensitivity gap to total interest earning assets	8.82%	3.96%	3.50%	4.13%	—
Ratio of cumulative interest sensitivity gap to total assets of $134,032	8.25%	3.70%	3.27%	3.86%	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At September 30, 2002

	One year	One to	Three to	Over
	Or less	three years	five years	five years	Total

Interest-earning assets:
Mortgage loans	$54,649	$15,060	$10,616	$7,095	$87,420
All other loans	4,168	2,507	1,126	989	8,790
Collateralized mortgage obligations	5,140	—	—	—	5,140
Mortgage-backed securities	2,193	2,873	2,086	4,086	11,238
Other Investments (1)	12,450	—	—	6,121	18,571

Total interest- earning assets	$78,600	$20,440	$13,828	$18,291	$131,159

Interest-bearing liabilities:
Deposits	$56,007	$23,332	$8,012	$5,746	$93,097
Borrowed funds	24,805	1,055	2,500	—	28,360

Total interest-bearing liabilities	$80,812	$24,387	$10,512	$5,746	$121,457

Interest sensitivity gap	$(2,212)	$(3,947)	$3,316	$12,545	$9,702
Cumulative interest sensitivity gap	$(2,212)	$(6,159)	$(2,843)	$9,702	$—
Ratio of cumulative interest sensitivity gap to total interest earning assets	(1.69)%	(4.70)%	(2.17)%	7.40%	—
Ratio of cumulative interest sensitivity gap to total assets of $134,032	(1.57)%	(4.36)%	(2.01)%	6.87%	—

(1)	Includes investments in overnight deposits.

     The Farin & Associates analysis for 2003 and the preceding table were based upon the contractual terms of the asset or liability and in consideration of the following assumptions regarding prepayment of loans, collateralized mortgage obligations (“CMOs”) and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management’s estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at approximately 8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 15% to 20%. The decay rates for money market demand accounts are assumed to be 50% each year. The decay rates for passbook accounts are assumed to be 33% each year, and the decay rates for NOW accounts are assumed to be 25% each year. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal’s portfolio contain conditions, which restrict the periodic change in interest rates.

Interest Rate Risk Strategy

     First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by attempting to balance the interest rate sensitivities of its assets and liabilities. First Federal’s strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $22,392,000 at September 30, 2003 and $23,916,000 at September 30, 2002. First Federal also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive securities directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal’s interest rate risk exposure.

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

Average Balance, Interest, Yields and Rates

	Year Ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest Earning Assets:
Interest earnings deposited in other financial institutions	$761,750	$91,223	11.98%	$1,131,360	$99,189	8.77%
Total investment securities	27,237,544	1,397,105	5.13%	30,907,198	1,600,346	5.18%
Loans receivable	94,166,707	5,948,317	6.32%	96,599,905	6,827,657	7.07%

Total interest earning assets	122,166,001	7,436,645	6.09%	128,638,463	8,527,192	6.63%
Allowance for loan losses	(927,683)			(1,386,892)
Cash and amounts due from depository institutions	8,364,641			6,341,587
Premises and equipment	4,507,558			4,881,979
FHLB stock, at cost	1,262,833			2,229,800
Foreclosed real estate	420,213			226,899
Accrued interest receivable	605,552			783,703
Other assets	2,650,805			2,532,819
Investments in Affiliates	—			—

Total Assets	$139,049,920			$144,248,358

Interest Bearing Liabilities:
Deposits:
NOW accounts	$11,208,905	$63,071	.56%	$10,968,447	$142,688	1.30%
Money market demand	46,293	161	.35%	66,441	850	1.28%
Statement savings	12,142,016	74,506	.61%	11,946,198	179,579	1.50%
CDs, other than Jumbos	63,192,912	2,024,399	3.20%	64,985,484	2,830,798	4.36%
Jumbo certificates	9,116,476	358,691	3.93%	7,396,298	336,800	4.55%

Total interest-bearing deposits	95,706,602	2,520,828	2.63%	95,362,868	3,490,715	3.66%
Borrowed funds	25,217,611	1,023,365	4.06%	30,000,755	1,239,081	4.13%

Total interest-bearing liabilities	120,924,213	3,544,193	2.93%	125,363,623	4,729,796	3.77%
Non-interest bearing demand accounts	3,585,780			3,472,967
Advances by borrowers for property taxes	208,122			258,250
Accrued interest payable	726,747			1,032,802
Income taxes payable	447,058			9,084
Accrued expenses and other liabilities	431,172			381,893

Total liabilities	126,323,092			130,518,619
Stockholders’ equity	12,726,828			13,729,739

Total liabilities & stockholders’ equity equity	$139,049,920			$144,248,358

Net interest income		$3,892,451			$3,797,396

Interest rate spread			3.16%			2.86%
Net yield on total interest earning assets			3.19%			2.95%
Average interest-earning assets to average total interest-bearing liabilities ratio			101.03%			102.61%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended September 30,

	2001

	Average		Yield/
	Balance	Interest	Cost

Interest Earning Assets:
Interest earnings deposited in other financial institutions	$916,802	$276,257	30.13%
Total investment securities	36,518,896	2,109,156	5.78%
Loans receivable	104,148,074	8,506,455	8.17%

Total interest earning assets	141,583,772	10,891,868	7.69%
Allowance for loan losses	(770,245)
Cash and amounts due from depository institutions	7,237,695
Premises and equipment	4,938,849
FHLB stock, at cost
Foreclosed real estate	535,006
Accrued interest receivable	965,109
Other assets	1,504,934
Investments in Affiliates	4,116

Total Assets	$155,999,236

Interest Bearing Liabilities:
Deposits:
NOW accounts	$9,929,758	$159,740	1.61%
Money market demand	144,497	1,992	1.38%
Statement savings	11,650,760	216,553	1.86%
CDs, other than Jumbos	72,197,589	4,044,144	5.60%
Jumbo certificates	7,605,523	554,878	7.30%

Total interest-bearing deposits	101,528,127	4,977,307	4.90%
Borrowed funds	34,471,370	2,006,896	5.82%

Total interest-bearing liabilities	135,999,497	6,984,203	5.14%
Non-interest bearing demand accounts	2,836,095
Advances by borrowers for property taxes	310,794
Accrued interest payable	1,342,510
Income taxes payable	231,595
Accrued expenses and other liabilities	286,462

Total liabilities	141,006,953
Stockholders’ equity	14,992,283

Total liabilities & stockholders’ equity equity	$155,999,236

Net interest income		$3,907,665

Interest rate spread			2.56%
Net yield on total interest earning assets			2.76%
Average interest-earning assets to average total interest-bearing liabilities ratio			104.11%

Financial Condition

     Investment Securities

     First Federal’s portfolio of investment securities available for sale totaled $32,600,000 and $26,768,000 at September 30, 2003, and September 30, 2002, respectively.

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

     With First Federal’s purchase of the construction loan portfolio of another Alabama thrift institution in April of 1994, First Federal revised its investment strategy, curtailing its purchases of CMOs and mortgage-backed securities and utilizing principal repayments on these securities to fund construction loans. Accordingly, First Federal did not purchase any CMOs or mortgage-backed securities from 1994 through 1997. However, as a result of First Federal’s acquisition of Chilton County in October 1997, First Federal acquired approximately $466,000 in CMOs and $16,101,000 in mortgage-backed securities. In addition, as a result of the excess cash on hand from the Chilton County acquisition, First Federal purchased approximately $18,670,000 in mortgage-backed securities in 1998. During 1999, First Federal purchased approximately $10,500,000 of FNMA and FHLMC adjustable rate CMOs that reprice to LIBOR on a monthly basis. These CMOs were funded by FHLB advances that also reprice each month to LIBOR.

     During fiscal year 2002, as interest rates declined, First Federal sold $7,750,000 of FNMA adjustable rate CMOs and repaid FHLB advances in an attempt to reduce the risk associated with having the repricing of long-term investments and shorter-term liabilities. A pre-tax loss occurred from the sale of these investments during such fiscal year in the amount of $8,485. As of September 30, 2003, First Federal has approximately $3,000,000 in adjustable rate FNMA CMOs and FHLB advances outstanding in the original arbitrage.

     During fiscal year 2003, First Federal re-invested available liquidity in purchases of FNMA and FHLMC fixed rate callable notes and bonds in the amount of approximately $35,000,000. In an interest rate environment of record lows, the yield on these investments was higher than normal, therefore enhancing the overall yield of First Federal’s investment portfolio. Of this amount, First Federal sold $8,000,000 in callable bonds, and realized a gain from the sale of $83,750. In addition, First Federal purchased a mortgage-backed security in the amount of $3,425,000 during fiscal 2003.

     Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 2003, 2002 and 2001 were $10,041,000, $674,700 and $1,774,000, respectively. As of September 30, 2003, First Federal had an investment in U. S. Government agencies of $22,608,000 compared to $9,867,000 as of September 30, 2002. At September 30, 2003, First Federal had investments of approximately $1,122,400 in equity securities, such as FHLB stock and other common stock.

     The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 2003, 2002 and 2001.

	Total Fair Value

	2003	2002	2001

		(in thousands)
Investment Securities AFS:
U.S. Government agencies	$22,608	$9,867	$9,590
Corporate obligations	355	98	—
Mortgage-backed securities	8,175	11,679	9,127
Collateralized mortgage obligations	1,456	5,115	13,495
Other investments	6	8	841

Total Investment Securities Available for Sale	$32,600	$26,767	$33,053

     At September 30, 2003, First Federal owned CMOs totaling $1,456,000. These securities are all backed by federal agency guaranteed mortgages.

     The mortgage backed securities portfolio, consists of fixed rate mortgages totaling $8,175,000 at September 30, 2003. Adjustable rate mortgage-backed securities totaling $357,240 were sold during fiscal year 2003. When purchasing these securities, First Federal looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

     The following tables present the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 2003.

	Maturities of
	Investment Securities

		After one	After five
	Within	through	through	After
	one year	five years	ten years	ten years

U.S. Government agencies, excluding mortgage-backed securities	$—	$201	$—	$22,407
Mortgage-backed securities	55	85	658	7,377
Collateralized mortgage obligations	—	—	1,456	—
Corporate obligations	—	253	102	—

Total Investment Securities Available for Sale	$55	$539	$2,216	$29,784

	Weighted Average Yields
	(Taxable-equivalent basis) (1)

		After one	After five
	Within	through	through	After
	one year	five years	ten years	Ten years

U.S. Government agencies, excluding mortgage-backed securities	—	6.800%	—	5.521%
Mortgage-backed securities	6.120%	6.434%	6.203%	5.241%
Collateralized mortgage obligations	—	—	2.946%	—
Corporate obligations	—	4.370%	7.231%	—
Total Weighted Average Yield	6.120%	5.602%	4.110%	5.452%

(1)	None of First Federal’s investment securities are tax exempt.

     The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayment rates are based on normal, required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of First Federal’s CMOs and mortgage-backed securities at September 30, 2003.

Principal Payments Expected During the Year Ended September 30,
(Dollars in thousands)

									Weighted
							Amortized	Fair	Average
	2004	2005	2006	2007	2008	Thereafter	Cost	Value	Yield

Collateralized mortgage Obligations	$394	$378	$325	$223	$120	$—	$1,440	$1,456	2.95%
Mortgage-backed securities	1,443	1,146	950	791	645	2,895	7,916	8,175	5.35%
Agencies	5,000	—	200	—	—	18,045	22,237	22,608	5.54%
Corporate obligations	100	100	100	50	—	—	350	355	5.19%

Loans

     Total loans of $84,383,000 at September 30, 2003 reflected a decrease of $8,602,000 (9.2%) compared to September 30, 2002. Total loans of $92,985,000 at September 2002 reflected a decrease of 8.1% from total loans of $101,135,000 at September 30, 2001. The decrease in the volume of loans for fiscal 2003 was due primarily to the sale of loans of approximately $6,400,000 to First Financial Bank, Bessemer, Alabama, as result of closing the Centreville branch location in September 2003. The decrease in the volume of loans for fiscal 2002 was due primarily to the sale of loans in the amount of $8,392,000 to another financial institution in Dothan, Alabama, as a result of closing the Dothan loan production office in February 2002. Other decreases are due to seasonal changes in mortgage and construction lending demand. First Federal has experienced strong demand in its one-to-four family construction loan portfolio since First Federal’s purchase of a construction loan portfolio and the opening of its loan production office in Birmingham in 1994.

     One-to-four family real estate mortgage loans decreased $6,736,000 (13.2%) from September 30, 2001 to September 30, 2002 and decreased $4,508,000 (10.2%) from September 20, 2002 to September 30, 2003. First Federal aggressively pursues real estate mortgage loans within its market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans, which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all fixed rate residential mortgage loans. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $55,990,000, $27,159,000, and $19,731,000 for the years ended September 30, 2003, 2002, and 2001, respectively. Had First Federal not sold residential mortgage loans over the last several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by lesser margin) than the percentage indicated above. The declining interest rate market for much of 2003, 2002 and 2001 resulted in an increase in the volume of loans sold during the period compared to previous years, which had a higher interest rate environment. The following table presents the composition of the loan portfolio for each of the past five years:

	Loan Portfolio Composition
	At September 30,

	(Dollars in thousands)
	2003		2002		2001

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Real estate mortgage loans:
One-to four family	$39,839	47.21%	$44,347	47.69%	$51,083	50.51%
Multi-family and commercial	11,407	13.52%	13,490	14.51%	14,205	14.05%
Construction loans	12,629	14.97%	16,621	17.87%	25,378	25.09%
Land	3,635	4.31%	5,077	5.46%	—	—
Savings account loans	881	1.04%	1,190	1.28%	1,144	1.13%
Installment loans	3,921	4.65%	3,599	3.87%	3,507	3.47%
Second mortgage loans	13,404	15.88%	9,665	10.39%	7,593	7.51%

Total loans	85,716		93,989		102,910
Less:
Loans in process	—	—	—	—	(8)	(.01)%
Discounts and other, net	(142)	(0.17)%	(149)	(.16)%	(189)	(.19)%
Allowance for loan losses	(1,191)	(1,41)%	(855)	(.92)%	(1,578)	(1.56)%

Total loans, net	$84,383	100.00%	$92,985	100.00%	$101,135	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Loan Portfolio Composition
	At September 30,

	(Dollars in thousands)
	2000		1999

		Percent		Percent
	Amount	of Total	Amount	of Total

Real estate mortgage loans:
One-to four family	$58,595	54.08%	$65,637	61.74%
Multi-family and commercial	13,790	12.73%	8,330	7.84%
Construction loans	24,381	22.50%	17,510	16.47%
Land	—	—	—	—
Savings account loans	1,097	1.01%	1,267	1.19%
Installment loans	4,089	3.77%	5,616	5.28%
Second mortgage loans	7,334	6.77%	9,046	8.51%

Total loans	109,286		107,406
Less:
Loans in process	(39)	(.03)%	—	—
Discounts and other, net	(192)	(.18)%	(242)	(.23)%
Allowance for loan losses	(701)	(.65)%	(852)	(.80)%

Total loans, net	$108,354	100.00%	$106,312	100.00%

     The following table shows the maturity of First Federal’s loan portfolio at September 30, 2003, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 2003. The table below does not include an estimate of prepayments, the occurrence of which would significantly shorten the average life of all mortgage loans and cause First Federal’s actual repayment to be different from the table set forth below.

	Loan Maturities

	Due during the
	year ending Sept 30,
				Due after	Due after	Due After	Due After
	2004	2005	2006	3-5 years	5-10 years	10-15 years	15 years	Total

	(Dollars in thousands)
Residential loans	$1,368	$806	$1,156	$6,861	$8,457	$13,702	$16,269	$48,619
Commercial loans	1,135	664	158	1,521	1,273	3,711	1,941	10,403
Construction loans	16,263	—	—	—	—	—	—	16,263
Consumer loans	2,132	546	692	1,852	2,210	1,604	1,395	10,431

Total	$20,898	$2,016	$2,006	$10,234	$11,940	$19,017	$19,605	$85,716

(1)	The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months, provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing that will pay off the construction loan.

     The following tables set forth, at September 30, 2003 and 2002, the dollar amount of loans due after September 30, 2003 and 2002, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

	September 30, 2003

	Fixed	Floating or
	Rates	Adjustable Rate	Total

	(Dollars in thousands)
Residential loans	$26,129	$22,490	$48,619
Commercial loans	4,611	5,792	10,403
Construction loans	16,263	—	16,263
Consumer loans	10,431	—	10,431

Total	$57,434	$28,282	$85,716

	September 30, 2002

	Fixed	Floating or
	Rates	Adjustable Rate	Total

	(Dollars in thousands)
Residential loans	$26,587	$24,433	$51,020
Commercial loans	3,613	7,862	11,475
Construction loans	21,696	—	21,696
Consumer loans	8,794	—	8,794

Total	$60,690	$32,295	$92,985

     The following table sets forth First Federal’s loan originations, sales and principal repayments for the periods indicated.

	Year ended September 30,

	2003	2002	2001

	(Dollars in thousands)
Loan Originations:
Real estate mortgage loans	$101,134	$87,131	$67,995
All other loans	4,407	6,790	4,407

Total	$105,541	$93,921	$72,402

Portfolio Loan Purchases:
Real estate mortgage loans	$—	$—	$—

Portfolio Loan Sales Proceeds:
Real estate mortgage loans	$55,222	$32,346	$19,731

Principal Repayments:
Real estate mortgage loans	$53,222	$46,578	$54,071
All other loans	4,394	6,652	4,964

Total	$57,616	$53,230	$59,035

     Allowance for Loan Losses and Risk Elements

     The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is a reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a non-accrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. Generally, when a loan is placed on a non-accrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Interest income on a non-accrual loan is recognized only on a cash basis. See “Non Performing Assets” below.

     The Asset Classification committee is responsible for the on going review and administration of each particular loan. As such, it makes the initial identification of loans that present some difficulty in collection or where circumstances indicate that the probability of loss exists. Once the committee determines there is a potential collection problem, the loan is turned over to First Federal’s collections officer. It is the responsibility of the collections officer to coordinate all collection efforts on troubled and delinquent loans. Senior management and the First Federal board are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Board as to loan charge – offs on a monthly basis.

     At September 30, 2003, September 30, 2002, and September 30, 2001, loans accounted for on a non-accrual basis were approximately $2,149,000, $764,000, and $742,000, respectively, or 2.6%, 0.8%, and 0.7% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $0 at September 30, 2003, 2002, and 2001.

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

     First Federal began construction-lending activities in March 1994. At September 30, 2003, First Federal has one Acquisition and Development loan that is classified as a non-performing loan. This loan was originated on November 5, 2001 in the Birmingham office. The property is located in Columbiana, Alabama, which is in Shelby County. The bank committed to loan $2,250,000, which was 65% of the appraised value of the property once it was developed. The development originally appraised for approximately $3,500,000. The proposed development includes 128 single-family lots and 12 acres of commercial property.

     In December 2002, it became apparent that the borrower was not developing the property in a timely manner. This note and mortgage only requires interest payments monthly and the borrower has not been delinquent, however, the performance of the borrower as it relates to completing the project is questionable. In December 2002, the bank classified the loan as substandard and set up a 10% loan loss allowance on the amount of funds that were disbursed, which equated to $158,725.

     As of September 30, 2003, the bank has reserved approximately $525,000 on this loan. In addition, the loan has been placed on a non-accrual status. This amount represents a 29% allowance on the outstanding balance of the loan.

     Subsequent to September 30, 2003, the Board of Directors of First Federal made the decision to call the note due and payable in full. If the borrower does not satisfy the note, the bank will take further action to remedy the issue as it relates to this loan.

     While it is First Federal’s policy to charge off loans in the period in which the loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to the particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     In assessing the adequacy of the allowance, management relies predominately on the on going review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of First Federal’s examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; correspondingly, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While all information is utilized by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. First Federal’s Board of Directors reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, that are classified are loans which are greater than 90 days delinquent. However, the Board of Directors may classify loans less than 90 days delinquent should such classification be deemed necessary.

     First Federal’s allowance for loan losses is also subject to regulatory examinations and determinations as to their adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in a comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to the banks’ provisions for loan losses and allowances for loan losses as the regulators’ credit evaluations and allowance for loan loss methodology have differed from those of management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. First Federal attempts to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses.

     Management believes that the $1,191,000 allowance for loan losses, at September 30, 2003, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal’s loan portfolio. At September 30, 2003, $738,000 of the allowance for loan losses was reserved for possible losses on real estate mortgage loans and $453,000 was reserved for possible losses on all other loans.

     The following table summarizes the levels of the allowance for loan losses at the end of the last five fiscal years:

	Year Ended September 30,

	2003	2002	2001	2000	1999

		(Dollars in thousands)
Balance at beginning of period	$854	$1,578	$701	$852	$732

Charge-offs:
Real estate	219	—	—	54	216
Installment	22	79	49	138	290

Total charge-offs	241	79	49	192	506

Recoveries:
Real estate mortgage	1	—	—	—	—
Installment	27	23	68	35	38

Total recoveries	28	23	68	35	38

Net loans (recovered) charged off	213	56	(19)	157	468
Provisions for loan losses (benefit)	550	(668)	858	6	588

Balance at end of period	$1,191	$854	$1,578	$701	$852

Ratio of net charge-offs to total loans outstanding, net of unearned income	0.25%	0.06%	( .02)%	0.14%	0.44%

Ratio of allowance for loan losses to loans outstanding, net of unearned income	1.41%	0.92%	1.56	0.65%	0.80%

Total Loans Outstanding	$84,383	$92,985	$101,135	$108,354	$106,312

     As indicated in the above table, First Federal decreased its loan loss allowance in fiscal year 2002 from the level reported in 2001. This decrease in loss allowance is primarily due to the successful repayment of the Vawter loan in 2002, which had been classified in the loan loss reserve in 2001.

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

	At September 30,

	2003		2002		2001

		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans

			(Dollars in thousands)
Real estate mortgage loans	$738	61.96%	$303	35.48%	$886	56.15%
All other loans	453	38.04%	551	64.52%	692	43.85%

Total allowance for loan losses	$1,191	100.00%	$854	100.00%	$1,578	100.00%

     At September 30, 2003 and 2002, the total recorded investment in impaired loans was approximately $2,393,000 and $874,000, respectively. The average recorded investment in impaired loans amounted to approximately $413,387 and $890,000 for the years ended September 30, 2003 and 2002, respectively. The allowance for loan losses related to impaired loans was approximately $895,900 and $495,000 for fiscal 2003 and 2002, respectively. Interest income on impaired loans of approximately $23,000 and $65,000 was recognized in 2003 and 2002, respectively. Loans impaired at September 30, 2001 were $648,000.

     Non-Performing Assets

     First Federal has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. First Federal monitors delinquency levels for any adverse trends. Non-performing assets consist of loans on non-accrual status, accruing loans, which are 90 days or more past due and foreclosed real estate.

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

     Non-performing assets were $2,217,000, $844,000, and $1,000,000 at September 30, 2003, September 30, 2002, and September 30, 2001, respectively. As a percentage of total loans, non-performing assets continued to be at levels that management considers to be acceptable and commensurate with First Federal’s conservative lending policies.

     An analysis of the components of non-performing assets at September 30, 2003, September 30, 2002, and September 30, 2001 is presented in the following table:

	At September 30,

	2003	2002	2001

	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage loans	$2,077	$762	$735
All other loans	72	2	7

Total	2,149	764	742

Accruing loans which are past due 90 days or more:
Real estate mortgage loans	—	—	—
All other loans	—	—	—

Total	—	—	—

Total of non-accrual and 90 days past due loans	2,149	764	742
Foreclosed real estate (net of related loss provisions)	68	80	258

Total non-performing assets	$2,217	$844	$1,000

Non-accrual and 90 days past due loans as a percent of total loans	2.55%	0.82%	0.73%

Non-performing assets as a percent of total loans	2.63%	0.91%	0.99%

Total loans outstanding	$84,383	$92,985	$101,135

     Management regularly reviews and monitors the loan portfolio in an effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

Deposits

     Total deposits decreased $2,925,000 (3.0%) in fiscal 2003 to $93,558,000, and decreased $2,572,000 (2.6%) to $96,483,000 in fiscal 2002. In fiscal 2001 deposits decreased $6,307,000 (6.0%) to $99,055,000. Non interest-bearing deposits were $3,657,000, $2,850,000, and $3,349,000, while total interest-bearing deposits were $89,901,000, $93,632,000, and $95,706,000 at September 30, 2003, 2002, and 2001, respectively.

     First Federal’s deposit mix, at September 30, 2003, changed when compared to that at September 30, 2002. NOW accounts decreased $231,000 (2.2%), while money-market demand accounts decreased $313,000 (66.9%). Certificates of deposit, other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates (“Jumbos”), decreased $2,828,000 (4.5%). Non-interest bearing demand deposits increased $807,000 (28.3%). During 2003, certificates of deposit, excluding Jumbos, comprised approximately 64.7% of total deposits, while low cost of funds, including NOW accounts, money market demand accounts, and passbook savings accounts made up 27.1% of First Federal’s total deposits. Jumbos comprised 8.2% of total deposits as of September 30, 2003.

In order to offset the sale of deposits at the Centreville branch to First Financial Bank in September 2003, First Federal purchased $7,382,000 of brokered certificates of deposit with a weighted average rate of 2.1%. The brokered certificates of deposit vary in term from nine months to twenty-four months.

The composition of total deposits for the last three fiscal years is set forth in the following table:

	September 30,

	2003		2002			2001

		Percent		Percent		Percent
		change		change		change
		from prior		from prior		from prior
	Amount	year-end	Amount	year-end	Amount	year-end

	(Dollars in thousands)
Non-interest bearing demand deposits	$3,657	28.32%	$2,850	(14.90)%	$3,349	11.97%
Interest bearing deposits:
NOW accounts	10,064	(2.24)%	10,295	8.48%	9,490	(2.46)%
Money market demand	155	(66.88)%	468	14.99%	407	(35.60)%
Passbook savings	11,497	(5.37)%	12,149	8.88%	11,158	(5.39)%
CDs other than Jumbos	60,518	(4.46)%	63,346	(5.82)%	67,265	(6.05)%
Jumbos	7,667	3.97%	7,374	( .18)%	7,387	(14.34)%

Total interest bearing deposits	89,901	(3.98)%	93,632	(2.17)%	95,707	(6.51)%

Total deposits	$93,558	(3.03)%	$96,483	(2.60)%	$99,056	(5.99)%

     The following tables set forth the distribution of First Federal’s deposit accounts, at the dates indicated and the weighted average nominal interest rates on each category of deposits presented, based on average balances:

		At September 30, 2003

					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances

(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$3,657	3.91%
0.10%	None	NOW accounts	250	9,956	10.64%
0.10%	None	Non-profit	100	108	.12%
0.10%	None	Money market checking	50	155	.17%
0.15%	None	Statement savings	100	11,497	12.29%
0.50%	3 months	Fixed-term fixed rate certificate	2,500	138	.15%
1.20%	6 months	Fixed-term fixed rate certificate	2,500	8,613	9.21%
1.30%	12 months	Fixed-term fixed rate certificate	500	16,915	18.08%
1.50%	18 months	Fixed-term fixed rate certificate	500	3,604	3.85%
1.25%	18 mth Roth IRA	Fixed-term fixed rate certificate	250	74	.08%
1.25%	18 mth IRA	Fixed-term fixed rate certificate	250	9,452	10.10%
2.75%	60 mth IRA	Fixed-term fixed rate certificate	250	1,798	1.92%
2.00%	30 months	Fixed-term fixed rate certificate	500	7,439	7.95%
2.50%	4 year	Fixed-term fixed rate certificate	1,500	332	.35%
3.00%	5 year	Fixed-term fixed rate certificate	1,500	4,771	5.10%
1.30%	Jumbo	Fixed-term fixed rate certificate	100,000	7,667	8.19%
1.40%	9 months	9 month brokered TD	0	2,495	2.67%
1.50%	12 months	12 month brokered TD	0	1,693	1.81%
1.60%	14 months	14 month brokered TD	0	1,466	1.57%
2.10%	24 months	24 month brokered TD	0	1,728	1.85%

				$93,558	100.00%

		At September 30, 2002

					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances

(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$2,850	2.95%
1.00%	None	NOW accounts	250	10,156	10.53%
1.00%	None	Non-profit	100	141	.15%
1.00%	None	Money market checking	50	467	.48%
1.00%	None	Statement savings	50	12,149	12.59%
1.25%	3 months	Fixed-term fixed rate certificate	250	230	.24%
2.75%	6 months	Fixed-term fixed rate certificate	250	10,239	10.61%
3.20%	12 months	Fixed-term fixed rate certificate	250	17,596	18.24%
2.85%	18 months	Fixed-term fixed rate certificate	250	4,393	4.55%
2.85%	18 mth Roth IRA	Fixed-term fixed rate certificate	250	92	.10%
2.85%	18 mth IRA	Fixed-term fixed rate certificate	250	13,293	13.78%
4.50%	60 mth IRA	Fixed-term fixed rate certificate	250	1,135	1.18%
3.00%	30 months	Fixed-term fixed rate certificate	250	11,612	12.04%
3.50%	4 year	Fixed-term fixed rate certificate	1,500	479	.50%
4.50%	5 year	Fixed-term fixed rate certificate	1,500	4,277	4.43%
4.36%	Jumbo	Fixed-term fixed rate certificate	100,000	7,374	7.64%

				$96,483	100.00%

     The following table provides information about the average balances of interest-bearing demand deposits and time deposits, for the periods indicated, based upon average balances:

	Year ended September 30,

	2003		2002		2001

			(Dollars in thousands)
	Interest bearing	Time	Interest bearing	Time	Interest bearing	Time
	demand deposits	Deposits	demand deposits	deposits	demand deposits	deposits

Average balance	$23,397	$72,309	$22,981	$72,382	$21,725	$79,803
Average rate	.59%	3.29%	1.41%	4.38%	1.83%	5.34%

     The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

	Year ended September 30,

Interest Rate	2003	2002	2001

	(Dollars in thousands)
0.00 - 1.99%	$24,554	$2,775	$—
2.00 - 2.99%	21,937	22,060	—
3.00 - 3.99%	11,570	18,771	7,077
4.00 - 4.99%	3,520	11,694	25,368
5.00 - 5.99%	2,411	3,922	9,623
6.00 - 6.99%	626	5,471	22,998
7.00 - 7.99%	3,567	6,028	9,585

Total	$68,185	$70,721	$74,651

     At September 30, 2003, First Federal had approximately $68.2 million outstanding in certificate accounts that mature as follows:

	Amount due

	Less than	One to	Two to	Three to	Four to
	one year	two years	three years	Four years	five years	Thereafter	Total

			(Dollars in thousands)
Interest Rate
0.00 - 1.99%	$18,914	$3,208	$—	$—	$—	$2,432	$24,554
2.00 - 2.99%	15,714	4,232	1,849	141	—	—	21,936
3.00 - 3.99%	8,857	1,417	19	—	1,277	—	11,570
4.00 - 4.99%	1,864	435	44	736	441	—	3,520
5.00 - 5.99%	231	23	302	1,740	115	—	2,411
6.00 - 6.99%	102	273	252	—	—	—	627
7.00 - 7.99%	41	3,163	363	—	—	—	3,567

Total	$45,723	$12,751	$2,829	$2,617	$1,833	$2,432	$68,185

     At September 30, 2003, First Federal had approximately $25.3 million outstanding in certificate accounts of $100,000 or more, that mature as follows:

Amount
Maturity Period	(In Thousands)

Three months or less	$4,043
After three within six months	5,501
After six within twelve months	2,953
Over twelve months	12,757

$25,254

     The following table presents the maturities of certificates of deposit, as of September 30, 2003, 2002 and 2001:

	Maturities of Time Deposits
	September 30,

	2003	2002	2001

	(Dollars in thousands)
Three months or less	$13,566	$13,824	$12,281
After three within six months	12,736	16,557	15,765
After six within twelve months	19,421	19,772	20,984
One year to two years	12,750	8,941	16,138
Two years to three years	2,830	7,593	2,219
Three years to four years	2,617	1,357	6,060
Four years to five years	1,833	2,677	1,204
Over five years	2,432	—	—

Total	$68,185	$70,721	$74,651

Weighted average rate on all certificates of deposit at period-end	2.64%	3.74%	5.34%

Short-Term Borrowings

     SouthFirst has a line of credit of up to $2,500,000, which bears interest at the prime lending rate, plus 25 basis points. Accrued interest on the unpaid balance of the principal is due monthly and continuing until June

2004, at which time the entire unpaid balance along with any unpaid accrued interest is due. The prime-lending rate was 4.00% at September 30, 2003.

     Borrowings also include borrowings from the FHLB of Atlanta. These borrowings included advances with both fixed and variable interest rates.

     First Federal also has short term borrowings through reverse repurchase agreements with Morgan Keegan.

     A summary of these borrowings is as follows:

	At or for the Year Ended
	September 30,
	2003	2002

	(Dollars in Thousands)
Amounts outstanding at end of period:
Line of credit	$1,918	$699
FHLB advances	22,340	24,340
Reverse repurchase agreements	2,743	4,019
Weighted average rate paid at period-end:
Line of credit	4.25%	4.75%
FHLB advances	4.04%	4.09%
Reverse repurchase agreements	1.22%	1.87%
Maximum amount of borrowings outstanding at any month-end:
Line of credit	2,118	3,355
FHLB advances	22,340	33,250
Reverse repurchase agreements	5,347	4,083
Approximate average amount outstanding for period:
Line of credit	1,558	2,071
FHLB advances	22,340	27,044
Reverse repurchase agreements	1,335	1,000
Approximate weighted average rate paid during period (1):
Line of credit	4.36%	6.28%
FHLB advances	4.19%	4.03%
Reverse repurchase agreements	1.35%	1.90%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

Capital Resources

     Stockholders’ Equity

     SouthFirst’s consolidated stockholders’ equity was $11,677,000 and $13,878,000 at September 30, 2003 and September 30, 2002, respectively. The 2003 decrease was due primarily to the repurchase, by SouthFirst, of shares of its Common Stock, in the amount of $1,403,000, pursuant to its previously announced stock repurchase program, and the change in “accumulated other comprehensive income,” in the amount of $647,000, resulting from the decrease in unrealized holding gains on available-for-sale securities.

     Cash dividends were declared on SouthFirst Common Stock in the amount of $453,547, $497,345 and $554,051 for the years ended September 30, 2003, September 30, 2002 and September 30, 2001, respectively. Management believes that a strong capital position is vital to the continued profitability of First Federal and SouthFirst and provides a foundation for future growth, as well as promoting depositor and investor confidence.

     The following table provides certain financial ratios for SouthFirst, as of the end of the most recent three fiscal years:

	Equity and Asset Ratios

	September 30,

	2003	2002	2001

Return on average assets	0.08%	0.47%	(0.27)%
Return on average stockholder’s equity	0.91%	4.89%	(2.82)%
Common dividend payout ratio	391.45%	74.14%	N/A
Average stockholders’ equity to average assets ratio	9.15%	9.52%	9.61%
Net Income (Loss)	$115,864	$670,805	$(422,093)
Average Assets	138,049,920	144,248,358	155,999,236
Average Equity	12,726,828	13,729,739	14,992,282
Cash Dividends Paid	453,547	497,345	554,051

    Capital

     The regulations of the OTS provide certain capital requirements applicable to thrifts, including First Federal, and the consequences for failing to comply with such requirements (as amended from time to time, the “OTS Capital Regulations). The regulatory capital standards contained in the OTS Capital Regulations include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement and identity certain minimum regulatory capital requirements, including a tangible capital ratio equal to 1.50% of adjusted total assets, a core capital ratio equal to 4.0% of adjusted total assets, and a minimum risk-based capital ratio of 8.0% of risk-weighted assets. As shown in the table below, First Federal was in compliance with these regulatory capital requirements, at September 30, 2003 and September 30, 2002.

	At September 30, 2003			At September 30, 2002

	Tangible	Core	Risk-based	Tangible	Core	Risk-based
	Capital	Capital	Capital	Capital	Capital	Capital

Capital	$13,651,000	$13,651,000	$13,651,000	$14,606,000	$14,606,000	$14,606,000
Adjustments:
General valuation allowance	—	—	295,000	—	—	361,000
Goodwill	(544,000)	(544,000)	(544,000)	(511,000)	(511,000)	(511,000)
Unrealized Losses (Gains)	218,000	218,000	218,000	(479,000)	(479,000)	(479,000)

Regulatory capital	$13,325,000	$13,325,000	$13,620,000	$13,616,000	$13,616,000	$13,977,000

Regulatory asset base	$133,400,000	$133,400,000	$82,915,000	$140,500,000	$140,500,000	$87,853,000
Capital ratio	9.99%	9.99%	16.43%	9.69%	9.69%	15.91%
Minimum required ratio	1.50%	4.00%	8.00%	1.50%	4.00%	8.00%
Capital ratio required for “well-capitalized” designation	—	5.00%	10.00%	—	5.00%	10.00%

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

     Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 10% of its total assets, based on the most recent quarterly financial information submitted to the appropriate regulatory agency. At September 30, 2003, First Federal had outstanding FHLB advances in the amount of $22,340,000, which exceeds the present credit availability described previously in ITEM 1, “Business - Regulation of First Federal - Federal Home Loan Bank Advance". The bank is not required to re-pay the existing advances to an amount equivalent to 10% of its current assets, however, new requested advances would be subject to approval from the FHLB credit review committee.

     On a consolidated basis, net cash provided by operating activities in fiscal 2003 was $1,733,000, a $4,262,000 increase from 2002. The $3,008,000 in net cash provided by investing activities during 2003 consisted primarily of a $7,443,000 decrease in loan funding activities. Net cash decreased for the purchase of investment securities available for sale to $38,713,000 from $15,573,000 in 2002. Cash provided by calls and maturities of investment securities available for sale decreased to $16,590,000 from $18,598,000 in 2002. The $6,815,000 in net cash used by financing activities resulted from a decrease of $2,535,000 in certificates of deposits, and a decrease of $390,000 in demand accounts. Borrowed funds decreased $2,057,000; payments for common stock dividends totaled $425,000, and the acquisition of treasury stock totaled $1,344,000.

     First Federal’s “liquidity ratio” (as defined under the previous OTS liquidity regulations) at September 30, 2003 was 37.05% and at September 30, 2002 was 24.74%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s expectations of the level of yield that will be available in the future, and management’s projections as to the short-term demand for funds to be used in loan origination. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid $500,000 and $1,100,000 to SouthFirst during 2003 and 2002, respectively.

SouthFirst

     SouthFirst also requires cash for various purposes including servicing debt, paying dividends to stockholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from First Federal. First Federal’s capital levels meet the requirements of the OTS Capital Regulations for classification as a “well capitalized” institution and, thereby, enable First Federal to pay dividends to SouthFirst. In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings, including a line of credit in the amount of $2,500,000, from First Commercial Bank in Birmingham, Alabama. The line of credit is renewable annually and is secured by all of the issued and outstanding shares of First Federal, pledged by SouthFirst. SouthFirst, at September 30, 2003, has drawn $1,918,000 against the line of credit.

     SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of Common Stock in 1994. Substantially all of those funds have been used to pay dividends (including a special $2.00 per share dividend in 1996) to repurchase SouthFirst Common Stock, to invest in affiliates and to pay general corporate expenses. Accordingly, SouthFirst likely will rely on dividends from First Federal to repay borrowings under its line of credit, which has been used, in part, to pay dividends to stockholders and to repurchase shares of SouthFirst pursuant to the current repurchase program announced by SouthFirst in January 2003, authorizing the Company to repurchase up to 77,000 shares, or approximately ten percent (10%) of its outstanding common stock. As of December 9, 2003, SouthFirst has repurchased 69,588 shares of the intended repurchase of up to 77,000 shares of Common Stock. Under the previous stock repurchase program, which commenced in January,

2002, the Company repurchased 81,700 shares of the intended repurchase of up to 85,000 shares of Common Stock, which concluded in January, 2003.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Independent Auditors’ Report of Jones & Kirkpatrick, P.C.
Consolidated Statements of Financial Condition as of September 30, 2003 and 2002
Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002 and
2001
Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the Company’s accountants on accounting and financial disclosure in the preceding two fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this annual report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), SouthFirst’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of SouthFirst’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on their evaluation, the Chief Executive Officer and Controller have concluded that SouthFirst’s disclosure controls and procedures are effective in timely alerting them to material information, relating to SouthFirst and SouthFirst’s consolidated subsidiaries, required to be included in periodic reports, including this annual report, filed by SouthFirst with the SEC.

     There have not been any significant changes in SouthFirst’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the Chief Executive Officer’s and Controller’s evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE REGISTRANT

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

     The following table sets forth certain information regarding certain of the executive officers and directors of SouthFirst and First Federal.

			Year First
			Elected as a	Year
			Director of	Term
Name	Age(1)	Position Held	SouthFirst	Expires

Joe K. McArthur	52	Chief Executive Officer of SouthFirst and First Federal; President of First Federal; Director of SouthFirst and First Federal	1996	2005

J. Malcomb Massey	54	President of SouthFirst; Director of SouthFirst and First Federal; President and Chief Executive Officer of Pension & Benefit	1997	2006

Allen Gray McMillan, III	46	Chairman of SouthFirst and First Federal; Director of SouthFirst and First Federal	1994	2005

H. David Foote, Jr.	54	Director of SouthFirst and First Federal	1994	2004

Kenneth E. Easterling	60	Director of SouthFirst and First Federal	2001	2004

L. Neal Bice	63	Director of SouthFirst and First Federal	2001	2004

Donald R. Hardy	53	Director of SouthFirst and First Federal	2001	2005

Sandra H. Stephens	44	Executive Vice President and Chief Operating Officer of SouthFirst and First Federal; Director of SouthFirst and First Federal	2002	2006

Ruth M. Roper	53	Executive Vice President of Pension & Benefit

(1)	At September 30, 2003

     Set forth below is certain information with respect to the directors and executive officers of SouthFirst and First Federal. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.

     Joe K. McArthur has served as a director of First Federal and SouthFirst since February 1996. Effective September 1, 2001, Mr. McArthur was elected President and Chief Executive Officer of SouthFirst and First Federal. Thereafter, as part of the Company’s restructuring efforts, Mr. McArthur resigned as President of SouthFirst to allow J. Malcomb Massey to assume that office, as of October 1, 2001. Prior to assuming his current positions, Mr. McArthur served as the Executive Vice President, Chief Financial Officer and Secretary of First Federal and SouthFirst from 1992 and 1994, respectively. Mr. McArthur has over 27 years of experience in the banking industry and received a B.S. in Accounting from the University of Alabama-Birmingham and a Masters of Business Administration equivalent from the National School of Finance and Management. He has also completed all courses with the Institute of Financial Education. Prior to joining First Federal, Mr. McArthur was Assistant Executive Director of Finance of Humana, a hospital, from 1990 to 1992, and Senior Vice President of First Federal of Alabama from 1983 to 1990. He has also served as a manager of various Little League and Babe Ruth Baseball teams, as well as Boys’ Club basketball teams. Mr. McArthur presently serves on the board of directors of the Community Bankers Association of Alabama and is a member of the First United Methodist Church of Sylacauga.

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

     Allen Gray McMillan, III has served as a director of First Federal since 1993 and of SouthFirst since 1994. On August 15, 2001, Mr. McMillan was elected Chairman of SouthFirst and First Federal. Mr. McMillan also currently serves as a member of the audit committee of SouthFirst. Mr. McMillan is also President of Brecon Knitting Mill, where he has been employed since 1979. Mr. McMillan has been active in the Kiwanis Club, United Way, and Boy Scouts of America. He is a member of the First United Methodist Church.

     H. David Foote, Jr. has served as a director of First Federal since 1988 and of SouthFirst since 1994. Mr. Foote also currently serves as a member of the audit committee of SouthFirst. Mr. Foote has been President and owner of Foote Bros. Furniture since 1973. Mr. Foote has been a director of the Sylacauga Chamber of Commerce, the Coosa Valley Country Club and Talladega County E-911. He has served as President of Wesley Chapel Methodist Men’s Club and head of the Wesley Chapel Methodist Administrative Board.

     Kenneth E. Easterling has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Easterling also currently serves as a member of the audit committee of SouthFirst. Mr. Easterling previously served as a member of the Board of Directors of First Federal Savings and Loan of Chilton County from 1992 to 1997. Mr. Easterling is the owner of Home Printing Company, located in Clanton, Alabama, which was established in 1969. Mr. Easterling served in the Army National Guard from 1963 to 1969, is a Charter Member of the Exchange Club of Chilton County, a member of the Board of Directors of Chilton County Cattlemen’s Association, a member of the Board of Directors of Alfa, and has served as a Deacon of the West End Baptist Church from 1969 to the present.

     L. Neal Bice has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Bice also currently serves as a member of the audit committee of SouthFirst. Mr. Bice previously served as a director of First Federal Savings and Loan of Chilton County, from 1989 to 1997. Mr. Bice is an owner and a director of

Chilton County Feed and Seed Company, located in Clanton, Alabama. Mr. Bice presently is a professor of economics and business at the Clanton extension of the George C. Wallace State Community College. Mr. Bice is a past professor of finance at Auburn University, a past professor of economics, finance and banking at the University of Southwestern Louisiana, and a past professor of finance at the University of Alabama. Mr. Bice is a member of the Chilton County Board of Education, the Alabama Education Association, the Southern School Board Association, Omicron Delta Epsilon Society in Economics, the Chilton County High School Athletic Association, and the Chilton County Cattlemen’s Association. He is a past President of the Chilton County Board of Education, and serves as director of the Chilton County Chamber of Commerce, the President of the Chilton County University of Alabama Alumni Association, the Zone Chairman of the Clanton Lion’s Club, and the President of the War Eagle Lion’s Club, Auburn, Alabama. Mr. Bice is a member of the Concord Baptist Church.

     Donald R. Hardy has served as a director of First Federal and SouthFirst since January 2001. Mr. Hardy also currently serves as a member of the audit committee of SouthFirst. Mr. Hardy is the owner, President and CEO of H & B Builders, Inc., located in Sylacauga, Alabama. He is a member of the Business Council of Alabama, Sylacauga Chamber of Commerce and has served on the Sylacauga Planning Commission since 1992. Mr. Hardy is an active member of the First Baptist Church of Sylacauga.

     Sandra H. Stephens was elected as director of SouthFirst and First Federal, effective November 12, 2002, and Ms. Stephens was elected as Executive Vice President and Chief Operating Officer of SouthFirst and First Federal, effective November 1, 2001. Ms. Stephens previously served as the Chief Operating Officer, from 1997 to 2001, and Chief Financial Officer, from 1992 to 1997, of First Federal Bank, in Tuscaloosa, Alabama. Prior to her employment with First Federal Bank, Ms. Stephens held various executive positions with Federal Home Loan Mortgage Corporation, Atlanta, Georgia from 1990 until 1992, and with Pinnacle Bank, Jasper, Alabama from 1981 until 1990. Ms. Stephens is a member of the American Society of Women Accountants, and she is a member of Saint Mark United Methodist Church in Birmingham, Alabama and serves on the Board of Trustees of the North Alabama Conference of the United Methodist Church..

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

     To SouthFirst’s knowledge, based solely on a review of copies of Section 16(a) Reports furnished to SouthFirst and representations that no other Section 16(a) Reports were required, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with during fiscal 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides certain summary information for fiscal 2003, 2002, and 2001 concerning compensation paid, or accrued, by SouthFirst and First Federal to, or on behalf of, SouthFirst’s Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 2003 (the “Named Executive Officers”):

Summary Compensation Table

						Long Term
		Annual Compensation (1)				Compensation

						Securities
Name and	Fiscal				Other Annual	Underlying		All Other
Principal Position	Year	Salary	Bonus		Compensation (2)	Options (No.)		Compensation

Joe K. McArthur	2003	$150,000	$26,669	(3)	$24,000	4,300	(4)	$2,451	(5)
Chief Executive	2002	142,917	25,439	(6)	22,995	0		2,451	(7)
Officer of	2001	107,916	22,314	(8)	19,725	5,024	(9)	1,414	(10)
SouthFirst and First Federal, President of First Federal
J. Malcomb Massey (1)	2003	$150,000	$5,850	(11)	$24,000	4,300	(12)	$2,488	(13)
President of	2002	150,000	13,270	(14)	22,995	0		2,488	(15)
SouthFirst,	2001	130,000	9,270	(16)	16,725	1,724	(17)	1,819	(18)
President and Chief Executive Officer of Pension & Benefit
Sandra H. Stephens	2003	$125,000	$14,290	(19)	$22,500	4,300	(20)	$1,537	(21)
Executive	2002	105,417	39,500	(22)	4,500	7,500	(23)	1,537	(24)
Vice President, and Chief Operating Officer of SouthFirst and First Federal
Ruth M. Roper	2003	$100,000	$5,598	(25)	$3,000	1,950	(26)	$2,744	(27)
Executive Vice	2002	98,000	5,778	(28)	3,000	0		2,744	(29)
President of Pension & Benefit

(1)	All compensation received by the Named Executive Officers was paid by First Federal and Pension & Benefit, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey.

(2)	Fees received as a member of the Board of Directors of SouthFirst, First Federal, Pension & Benefit and/or SouthFirst Mortgage.

(3)	Consists of a regular bonus of $8,650 as well as $18,019 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “– Compensation of Directors” below.

(4)	On October 16, 2002, SouthFirst issued 4,300 options under the 1998 plan to Mr. McArthur at an exercise price of $12.10 per share. These options vest in equal increments commencing October 16, 2002 through October 16, 2007.

(5)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(6)	Consists of a regular bonus of $10,000 as well as $15,439 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(7)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(8)	Consists of a regular bonus of $6,875 as well as $15,439 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(9)	On February 17, 2001, SouthFirst issued 5,024 options under the 1995 plan to Mr. McArthur at an exercise price of $9.75 per share. These options vest in equal annual increments commencing on November 4, 2001 through November 4, 2003.

(10)	Represents a $964 automobile allowance and income of $450 recognized on employer provided group term life insurance in excess of $50,000.

(11)	Consists of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(12)	On October 16, 2002, SouthFirst issued 4,300 options under the 1995 plan to Mr. Massey at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(13)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(14)	Consists of a regular bonus of $10,000 as well as $3,270 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(15)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(16)	Consists of a regular bonus of $6,000 as well as $3,270 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(17)	On January 17, 2001, SouthFirst issued 1,407 options under the 1995 plan and 317 options under the 1998 plan to Mr. Massey at an exercise price of $9.75 per share. These options vest in relatively equal annual increments commencing on November 4, 2001 through November 4, 2003.

(18)	Represents a $1,405 automobile allowance and income of $414 recognized on employer provided group term life insurance in excess of $50,000.

(19)	Consists of a regular bonus of $7,210 as well as $7,080 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(20)	On October 16, 2002, SouthFirst issued 2,589 options under the 1995 plan and 1,711 options under the 1998 plan to Ms. Stephens at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(21)	Represents a $1,117 automobile allowance and income of $420 recognized on employer provided group term life insurance in excess of $50,000.

(22)	Consists of a signing bonus of $17,500, a regular bonus of $10,000, a tax bonus, with respect to MRP shares (see “ – Management Recognition Plans” below), of $7,500, and $4,500 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(23)	On December 1, 2001, SouthFirst issued 7,500 options under the 1995 plan to Ms. Stephens at an exercise price of $9.92 per share. These options vest in equal annual increments commencing on December 1, 2002 through December 1, 2006.

(24)	Represents a $1,117 automobile allowance and income of $420 recognized on employer provided group term life insurance in excess of $50,000.

(25)	Consists of a regular bonus of $2,650 as well as $2,948 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(26)	On October 16, 2002, SouthFirst issued 1,950 options under the 1998 plan to Ms. Roper at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(27)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(28)	Consists of a regular bonus of $4,000 as well as $1,778 of compensation consisting of dividends paid under SouthFirst’s Dividend Investment Plan on unexercised stock options. See “ – Compensation of Directors” below.

(29)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

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

     Joe K. McArthur

     Chief Executive Officer of SouthFirst and First Federal, President of First Federal

     The amended and restated employment agreement by and between First Federal and Mr. McArthur was effective as of October 1, 2003, and is for a term of two years. On each anniversary of the effective date, Mr. McArthur’s term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the First Federal Board determines, in a duly adopted resolution, that the performance of Mr. McArthur has met the Board’s requirements and standards, and that such employment agreement shall be extended.

     SouthFirst is jointly and severally liable for the payment of all amounts due under Mr. McArthur’s employment agreement pursuant to a separate employment agreement entered into with SouthFirst, which was previously filed by SouthFirst as part of its Annual Report on Form 10 KSB for the year ended September 30, 2001. Under the terms of the employment agreement with First Federal, First Federal agrees to pay Mr. McArthur a salary at the rate of $150,000 per annum, payable in cash not less frequently than monthly. Beginning on the effective date, Mr. McArthur shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the First Federal Board. In addition, Mr. McArthur shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

     Mr. McArthur’s employment agreement terminates upon his death or disability, and is terminable for “cause” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. McArthur. If SouthFirst or First Federal terminate Mr. McArthur without cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the employment agreements plus an additional twelve-month period, and he will be entitled to the cost of obtaining benefits in which Mr. McArthur would have been eligible to participate through the termination date. The total amount of such payments would be required to be paid, at the option of Mr. McArthur, either (i) in periodic payments over the remaining term of the employment agreement, as if Mr. McArthur’s employment had not been terminated, or (ii) in one lump sum within ten (10) days of such termination; provided however, that the amount to be paid by First Federal to Mr. McArthur shall not exceed two (2) times his “average annual compensation” (as defined in the employment agreement). Mr. McArthur may voluntarily terminate his employment agreement by providing sixty days written notice to the Boards of Directors of SouthFirst and First Federal, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

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

     Sandra H. Stephens

     Executive Vice President and Chief Operating Officer

     The amended and restated employment agreement by and between First Federal and Ms. Stephens was effective as of October 1, 2003 and is for a term of two years. On each annual anniversary date from the effective date, Ms. Stephens’ term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the First Federal Board determines in a duly adopted resolution that the performance of Ms. Stephens has met the Board’s requirements and standards, and that such employment agreement should be extended.

     Pursuant to Ms. Stephens’ employment agreement, First Federal pays Ms. Stephens an annual base salary of $125,000, payable in cash not less frequently than monthly. Beginning on the Effective Date, Ms. Stephens shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the First Federal Board. In addition, Ms. Stephens shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

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

     J.     Malcomb Massey

     President and Chief Executive Officer of Pension & Benefit

     The amended and restated employment agreement by and between Pension & Benefit and Mr. Massey was effective as of October 1, 2003 and provides for a term of two years. On each annual anniversary date from the effective date, Mr. Massey’s term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Pension & Benefit Board determines in a duly adopted resolution that the performance of Mr. Massey has met the Pension & Benefit Board’s requirements and standards, and that such employment agreement should be extended.

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

     Mr. Massey’s employment agreement entitles him to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Pension & Benefit Board may award from time to time to senior management employees. Mr. Massey may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

     Mr. Massey’s employment agreement terminates upon his death or disability, and is terminable for “cause,” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Massey. If Mr. Massey is terminated without cause, he will be entitled to severance pay equal to the amount of his salary and benefits from the date of termination through the remaining term of the employment agreement plus an additional twelve-month period. Mr. Massey has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of his employment. In either case, however, the severance pay shall not exceed two (2) times Mr. Massey’s “average annual compensation,” which is the average total annual compensation received by Mr. Massey under the employment agreement over the five full fiscal years preceding the termination, or, if Mr. Massey has been employed less than five full fiscal years, over each full fiscal year preceding the termination. Mr. Massey may voluntarily terminate his employment agreement by providing sixty days written notice to the Pension & Benefit Board, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

     In addition to Mr. Massey’s employment agreement, SouthFirst, First Federal, Pension & Benefit and Mr. Massey have entered into a guaranty of employment agreement pursuant to which SouthFirst and First Federal have guaranteed the performance of Pension & Benefit under the terms of the employment agreement by and between Pension & Benefit and Mr. Massey.

     Ruth M. Roper

     Executive Vice President of Pension & Benefit

     The amended and restated employment agreement by and between Pension & Benefit and Ms. Roper was effective as of October 1, 2003 and provides for a term of two years. On each annual anniversary date from the effective date, Ms. Roper’s term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Pension & Benefit Board determines in a duly adopted resolution that the performance of Ms. Roper has met the Pension & Benefit Board’s requirements and standards, and that such employment agreement should be extended.

     The employment agreement with Ms. Roper provides for an annual base salary of $100,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Ms. Roper received 5,623 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Ms. Roper’s employment be terminated due to death, disability or the termination of her employment “without cause,” as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a “change in control” of Pension & Benefit, First Federal or SouthFirst. Under Ms. Roper’s employment agreement, “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit’s, First Federal’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit’s, First Federal’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, First Federal or SouthFirst. In addition, under Ms. Roper’s employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, First Federal or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, First Federal or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.

     Ms. Roper’s employment agreement entitles her to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Pension & Benefit Board may award from time to time to senior management employees. Ms. Roper may also participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

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

Deferred Compensation Agreements

     First Federal previously entered into deferred compensation agreements (collectively, the “Deferred Compensation Agreements”) with each of Mr. McArthur and Ms. Roper, pursuant to which each would receive certain retirement benefits at age 65. Under the Deferred Compensation Agreements, benefits would be payable for 15 years. A portion of the retirement benefits would accrue each year until age 65 or, if sooner, until termination of employment. If Mr. McArthur remains in the employment of First Federal until age 65, his annual benefit will be $45,000. If Mr. McArthur dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to his beneficiaries. Similarly, if Ms. Roper remains in the employment of First Federal until age 65, her annual benefit will be $30,000. If Ms. Roper dies prior to age 65, while in the employment of First Federal, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to her beneficiaries.

     The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives Mr. McArthur and Ms. Roper that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for “key man” insurance. The costs of these arrangements was $35,719 for each of 2003, 2002, and 2001.

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

     During the year ended September 30, 2001, SouthFirst repurchased 11,525 shares of its Common Stock, which shares subsequently were designated MRP shares. During 2002, 1,750 shares were issued to employees under MRP grants, leaving 9,775 shares in trust at September 30, 2003, which the Committee may issue in its sole discretion.

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

     The 1995 Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options (“Options”) or (ii) Stock Appreciation Rights (“SARs”) (Options and SARs are referred to herein collectively as “Awards”), as determined by the committee administering the 1995 Plan. As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Subsequently, options to purchase 8,300 shares were exercised, which shares are no longer available for issuance under the 1995 Plan; options to purchase 56,649 shares expired prior to being exercised, which shares then became available for re-issuance under the 1995 Plan; and additional options to purchase 55,649 shares were issued. Thus, at September 30, 2003, 1,000 shares were available for issuance under the 1995 Plan.

     The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 36,798 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 35,388 shares were issued. Thus, at September 30, 2003, 1,390 shares were available for issuance under the 1998 Plan.

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

     Options granted under the Stock Option Plans become exercisable at rates ranging from 20% to 33% per year commencing one year from the date of grant, with the exception that all options will become immediately exercisable in the event the optionee’s employment is terminated due to the optionee’s death, disability or retirement, or in the event of a “change in control” of First Federal or SouthFirst, as such term is defined in the respective Stock Option Plan.

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

     See also, “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Repricing of Stock Options under the Stock Option Plans

     On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 7,428 and 3,726 options to Joe K. McArthur and J. Malcomb Massey, respectively (i.e., the Named Executive Officers at that time). Options to purchase an aggregate of 50,597 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or First Federal and two former executive officers. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst’s Common Stock declined significantly to a point at which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28, 1998 options, the Board of Directors elected to reprice all such options by the cancellation of such options and the regrant of an equal number of new options at the then current, lower market price. Such replacement options were granted on November 4, 1998 at an exercise price of $15.75 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grants. The following table provides, with respect to the Named Executive Officers, the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 2003:

Ten-Year Option/SAR Repricings

		Number of
		Securities			Length of Original
		Underlying			Option Term
		Options	Original Exercise	New Exercise	Remaining at Date
Name	Date	Repriced(1)	Price ($)	Price ($)	of Repricing

Joe K. McArthur (1998 Plan)	November 4, 1998	7,428	21.25	15.75	9.2 years
J. Malcomb Massey (1998 Plan)	November 4, 1998	3,726	21.25	15.75	9.2 years

(1)	The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 36,778 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 35,388 shares were issued. Thus, at September 30, 2003, 1,390 shares were available for issuance under the 1998 Plan.

     The following table provides certain information concerning the exercise of stock options under SouthFirst’s Stock Option Plans during the fiscal year ended September 30, 2003, by the Named Executive Officers and the fiscal-year-end value of unexercised options held by those individuals:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities	Value of
			Underlying	Unexercised
			Unexercised Options	In-the-Money
			at	Options at Fiscal
	Shares		Fiscal Year End	Year End
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise	Realized	Unexercisable	Unexercisable(1)

Joe K. McArthur	0	$0	24,057 / 5,975	$35,583 / $23,054
J. Malcomb Massey	0	$0	4,875/4,875	$6,379 / $16,949
Sandra H. Stephens	0	$0	1,500/10,300	$8,070 / $46,040
Ruth M. Roper	0	$0	2,643/2,271	$3,567 / $8,023

(1)	Represents the value of unexercised, in-the-money stock options on September 30, 2003, using the $15.30 closing price of SouthFirst Common Stock on that date.

     The following table provides certain information concerning the grants of certain options to executive officers during fiscal 2003:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants) (1)

	Number of	Percent of Total
	Securities	Options/SARS
	Underlying	Granted to
	Options/SARS	Employees in	Exercise Price
Name	Granted (#)	Fiscal Year	($/share)	Expiration Date

Joe K. McArthur	4,300	9.64%	$12.10	October 16, 2012
J. Malcomb Massey	4,300	9.64%	12.10	October 16, 2012
Sandra Stephens	4,300	9.64%	12.10	October 16, 2012
Ruth M. Roper	1,950	4.37%	12.10	October 16, 2012

(1)	Options include those issued from the 1995 plan and the 1998 plan. All options vest in equal increments commencing October 16, 2002 through October 16, 2007.

Employee Retirement Savings Plan

     First Federal has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the “401(k)Plan”) for its employees who are at least 21 years old and who have completed one year of service with First Federal. Under the 401(k) Plan, eligible employees may contribute up to $13,000 of their gross salary to the plan. Currently, all contributions are fully vested under the 401(k) Plan at the time of contribution. Prior to April 1, 2003, all contributions up to 3% by eligible employees were 100% matched. However, since 401(k) matching is discretionary, upon review by the board of directors, effective April 1, 2003, all matching contributions were temporarily suspended. The board of directors will review the 401(k) Plan on an annual basis and implement any changes as appropriate.

Employee Stock Ownership Plan

     First Federal has adopted an Employee Stock Ownership Plan (the “ESOP”) for the exclusive benefit of participating employees. All employees of First Federal who are at least 21 years old and who have completed a year of service with First Federal are eligible to participate in the ESOP. SouthFirst loaned the ESOP $664,000, which the ESOP used to purchase 66,400 shares of SouthFirst Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. All loan proceeds had been repaid at September 30, 2003.

     Contributions to the ESOP were used to repay the ESOP loan. Shares released from the suspense account, as the ESOP loan was repaid, any contributions to the ESOP that were not used to repay the ESOP loan, and forfeitures will be allocated among participants on the basis of their relative compensation. With the exception of terminations due to death, disability or retirement, a participant must be employed by First Federal on the last day of the ESOP plan year and must have completed 1,000 hours of service during the plan year in order to share in the allocation for the plan year. Any dividends paid on unallocated shares of SouthFirst Common Stock were used to repay the ESOP loan; any dividends paid on shares of SouthFirst Common Stock allocated to participant accounts will be credited to said accounts.

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

Compensation of Directors

     Director Fees and Dividends

     Each member of the First Federal Board of Directors, with the exception of the Chairman of the Board, receives a fee of $750 for each board meeting attended (with one excused absence). The Chairman of the Board receives a fee of $1,500 for each board meeting attended. Each non-employee director of First Federal, if a member of a committee, receives $500 for each committee meeting attended. The members of the SouthFirst Board of Directors receive a fee in the amount of $750 for each board meeting attended.

     During fiscal 2003, each non-employee director was paid from $852 to $5,030 under the Dividend Incentive Plan with respect to the shares of Common Stock underlying the stock options held by each non-employee director. Further, certain SouthFirst directors, during fiscal 2003, received a cash dividend in the amount of $996 with respect to the restricted shares held by such directors, as granted under Management Recognition Plans “A” and “B.”

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

     The annual increase or decrease in this liability reserve account is determined by an index which, generally, measures the amount of aggregate annual after-tax income from certain life insurance contracts, owned by First Federal on the lives of each participating director, against the annual cost of funds of First Federal represented by the net premiums paid on these life insurance policies. Each participating director of First Federal will receive, on a monthly basis beginning at retirement or termination of service, as a supplemental retirement benefit, the amount attributed to their liability service account, adjusted, as applicable, under the terms of the Director Plan. The cost of the Director Plan was $33,869 and $18,646 for fiscal years 2003 and 2002, respectively. However, no benefits were paid under the Director Plan in fiscal year 2003 or 2002.

Compensation Committee Interlocks and Insider Participation

     SouthFirst presently does not have a compensation committee because, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey, no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Joe K. McArthur, Chief Executive Officer of First Federal and SouthFirst, and President of First Federal, and J. Malcomb Massey, President of SouthFirst and Pension & Benefit, serve as members of the Wage and Compensation Committee of First Federal. First Federal’s Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no “interlocking” relationships existing at or before the year ended September 30, 2003 in which (i) any executive officer was a member of the board of directors/trustees of another entity, one of whose executive officers was a member of the First Federal Board of Directors, or where (ii) any executive officer was a member of the compensation committee of another entity, one of whose executive officers was a member of the First Federal Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of December 12, 2003 with respect to the beneficial ownership of SouthFirst’s Common Stock by (i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Shares of
	Common Stock	Percent of
Beneficial Owner	Beneficially Owned(1)	Outstanding Shares(2)

Joe K. McArthur(3)	39,813	5.4%
H. David Foote, Jr.(4)	15,253	2.1%
J. Malcomb Massey(5)	30,061	4.2%
Allen Gray McMillan, III(6)	20,753	2.9%
Kenneth E. Easterling(7)	27,043	3.8%
L. Neal Bice(8)	32,624	4.6%
Donald R. Hardy(9)	2,443	0.3%
Jeffrey L. Gendell, et. al.(10)	71,600	10.1%
Robert J. Salmon and Mary Anne J. Salmon(11)	47,600	6.7%
Sandra H. Stephens(12)	4,560	0.6%

	Shares of
	Common Stock		Percent of
Beneficial Owner	Beneficially Owned(1)		Outstanding Shares(2)

Ruth M. Roper(13)	12,130		1.7%
Pension & Benefit Financial Services, Inc.(14)	44,182		6.2%
All directors and executive officers as a group (9 persons)	184,680	(15)	23.7%

(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2)	The percentages are based upon 708,706 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 708,706 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(3)	Of the amount shown, 5,751 shares are held in Mr. McArthur’s account under SouthFirst’s 401(k) Plan, 6,526 shares are held in his account under First Federal’s ESOP, 26,592 shares are subject to presently exercisable options and 944 shares represent restricted stock granted under SouthFirst’s Management Recognition Plans “A” and “B,” all of which are fully vested.

(4)	Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 9,093 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(5)	Of the amount shown, 15,521 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,687 shares are held in his account under SouthFirst’s 401(k) plan, 2,642 shares are held in an Individual Retirement Account, 1,901 shares are held in his account under First Federal’s ESOP, and 6,310 shares are subject to exercisable options.

(6)	Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 9,093 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(7)	Of the amount shown, 21,099 shares are held jointly by Mr. Easterling and his wife, 1,001 shares are held individually by Mr. Easterling and 4,943 shares are subject to exercisable options.

(8)	Of the amount shown, 13,332 shares are held by Mr. Bice, as the Executor of the Estate of H. D. Bice, his father, 14,349 are held individually by Mr. Bice and 4,943 shares are subject to exercisable options.

(9)	Of the amount shown, 200 shares are held jointly by Mr. Hardy and his wife and 2,243 shares are subject to exercisable options.

(10)	Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 71,600 shares, Tontine Management, L.L.C. (“TM”) has shared voting power with respect to 71,600 shares, and Tontine Financial Partners, L.P. (“TFP”) has shared voting power with respect to 71,600 shares. TM, the general partner of TFP, has the power to direct the affairs of TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell and TFP is 237 Park Avenue, 9th Floor, New York, New York 10017. The foregoing information is based on a Schedule 13F, dated November 14, 2003 filed by Mr. Gendell, TM, and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(11)	Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998 received by SouthFirst from Mr. and Mrs. Salmon. Mr. and Mrs. Salmon’s address is 3623 Raymond Street, Chevy Chase,

Maryland, 20815. SouthFirst makes no representation as to the accuracy or completeness of the information reported therein.

(12)	Of the amount shown, 3,860 shares are subject to presently exercisable options, and 700 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan(s), all of which shares are fully vested.

(13)	Of the amount shown, 1,914 shares are owned jointly by Ms. Roper and her husband, 5,623 shares are restricted stock acquired pursuant to that certain employment agreement between Ms. Roper and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 1,239 shares are held in her account in First Federal’s ESOP, and 3,354 shares are subject to presently exercisable options.

(14)	These shares are held in trust by Pension & Benefit as trustee of First Federal’s ESOP. See “Item 10. EXECUTIVE COMPENSATION - Employee Stock Ownership Plan.”

(15)	Of the amount shown, 70,431 shares are subject to exercisable options.

     There are no arrangements known to SouthFirst pursuant to which a change in control of SouthFirst would result.

     The following table provides information with respect to shares of SouthFirst Common Stock authorized for issuance under equity compensation plans:

Equity Compensation Plan Information (1)

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(2)	135,671	$12.84	2,390
Equity compensation plans not approved by security holders	0	$0	0

(1)	The term “equity compensation plan,” as used in this table, refers to compensation plans and individual compensation arrangements for employees and directors of the Company and its affiliates, which authorize the issuance of equity securities of the Company, excluding all compensation plans and arrangements which meet the qualification requirements under Section 401(a) of the Code.

(2)	Includes the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan, the 1998 Stock Option and Incentive Plan, the SouthFirst Bancshares, Inc. Management Recognition Plan “A” and the SouthFirst Bancshares, Inc. Management Recognition Plan “B.” See, also, “Item 10. EXECUTIVE COMPENSATION – Management Recognition Plans, and – Stock Option Plans.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal’s other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 2003, the aggregate of all loans by First Federal to its officers, directors, and related interests was $851,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

     The following financial statements are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Independent Auditors’ Report of Jones & Kirkpatrick, P.C.

Consolidated Statements of Financial Condition as of September 30, 2003 and 2002

Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Exhibits

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed with the SEC as a part of, and are hereby incorporated by reference from, SouthFirst’s: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 (“1994 S-1”); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 (“Plan ‘A’ S-8”); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 (“Plan ‘B’ S-8”); Registration Statement on Form S-8, Registration No. 333-4538 (“Option Plan S-8”); Registration Statement on Form S-8, Registration No. 333-85705 (“Amended Option Plan S-8”); Annual Report on Form 10-K for the year ended September 30, 1995 (“1995 10-K”); Annual Report on Form 10-K for the year ended September 30, 1998 (“1998 Form 10-K”); Annual Report on Form 10-KSB for the year ended September 30, 2001 (“2001 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2002 (“2002 Form 10-KSB”); Other Event on Form 8-K, filed on March 29, 2002 (“March 29, 2002 Form 8-K”); Quarterly Report on Form 10-QSB for the period ended December 31, 2001 (“December 31, 2001 10-QSB”); Other Event on Form 8-K, filed on July 2, 2002 (“July 2, 2002 Form 8-K”). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation (1994 S-1).

3.2*	Bylaws (1994 S-1, Exhibit 3.2).

3.3*	Amendment to Article III, Section 2 of the Bylaws (2002 Form 10-KSB).

4*	Form of Common Stock Certificate (1994 S-1).

10.1*	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur (2001 Form 10-KSB).

10.2	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Joe K. McArthur.

10.3	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Sandra H. Stephens.

10.4	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey.

10.5*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2001 Form 10-KSB, Exhibit 10.4.2).

10.6	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and Ruth M. Roper.

10.7*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.5.2).

10.8*	Form of Management Recognition Plan A (1994 S-1, Exhibit 10.5).

10.9*	Form of Management Recognition Plan A, as amended (1995 Form 10-K, Exhibit 10.8.2).

10.10*	Management Recognition Plan A Restated and Continued (Plan “A” S-8, Exhibit 4.1).

10.11*	Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

10.12*	Form of Management Recognition Plan B, as amended (1995 Form 10-K, Exhibit 10.9.2).

10.13*	Management Recognition Plan B, Restated and Continued (Plan “B” S-8, Exhibit 4.1).

10.14*	Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7) (1995 Form 10-K, Exhibit 10.10.1).

10.15*	Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K, Exhibit 10.10.2).

10.16 *	From of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

Exhibit No.	Description of Exhibit

10.17*	Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8, Exhibit 10.10.4).

10.18*	Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

10.19*	Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8, Exhibit 10.10.6)

10.20 *	Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

10.21*	Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (2001 Form 10-KSB, Exhibit 10.11.2).

10.22*	Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur (1995 Form 10-K, Exhibit 10.12).

10.23*	Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.14).

10.24*	Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (December 31, 2001 10-QSB, Exhibit 10.16).

10.25*	Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision (March 29, 2002 Form 8-K, Exhibit 99.1).

10.26*	Form of Settlement Agreement dated June 28, 2002, by and between First Federal of the South and Charles R. Vawter, Jr., Charles R. Vawter, Sr., Vawter Properties & Resources, LP, Angela H. Vawter and Automatic Gas & Appliance Co., Inc. (July 2, 2002 Form 8-K, Exhibit 99.1)

11	Statement Regarding Computation of Per Share Earnings.

14	Code of Ethics for Principal Executive Officers and Senior Financial Officers

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a - 14a Certification of the Chief Executive Officer

31.2	Rule 13a - 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K during the fourth quarter

     There was one report on Form 8-K, filed by SouthFirst during the last quarter of fiscal year 2003. This report, filed on September 26, 2003, included a press release announcing that SouthFirst had completed the sale of its Centreville branch office.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees billed by our independent accounting firm, Jones & Kirkpatrick, P.C., for audit services, SEC compliance reviews and tax preparation services for the SouthFirst were as follows, for the fiscal years ending September 30, 2003 and 2002:

	Audit	Audit-Related	Tax	Other	Total
	Fees	Fees(1)	Fees(2)	Fees (3)	Fees

Fiscal Year 2003	$91,988	$24,862	$10,190	$2,470	$129,510
Fiscal Year 2002	$93,860	$27,580	$10,580	$5,975	$137,995

(1)	Audit related fees are for SEC compliance reviews of Form 10-QSB.

(2)	Tax fees are for preparation of federal and state income tax returns.

(3)	“Other Fees” included primarily assistance with OTS accounting consultation. No financial information systems implementation or design services were rendered by Jones & Kirkpatrick, P.C. during fiscal year 2002 or 2003.

     In addition to the foregoing, Jones & Kirkpatrick, P.C., performed audit services and tax preparation services for Pension & Benefit during the fiscal year ending September 30, 2003 consisting of $8,500 for audit fees and $185 for tax fees.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

     The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Jones & Kirkpatrick, P.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Jones & Kirkpatrick, P.C.’s independence.

[signatures on following page]

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 29th day of December 2003.

SOUTHFIRST BANCSHARES, INC.

By:	/s/ Joe K. McArthur

Joe K. McArthur
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe K. McArthur	Chief Executive Officer &
Director (principal executive
Joe K. McArthur	officer)	December 29, 2003

/s/ Sandra H. Stephens	Executive Vice President,
Chief Operating Officer,
Sandra H. Stephens	Secretary & Director	December 29, 2003

/s/ Janice Browning	Controller, Treasurer
(Principal Accounting
Janice Browning	Officer)	December 29, 2003

/s/ Allen Gray McMillan, III	Chairman and Director	December 29, 2003

Allen Gray McMillan, III

/s/ J. Malcomb Massey	President and Director	December 29, 2003

J. Malcomb Massey

/s/ Kenneth E. Easterling	Director	December 29, 2003

Kenneth E. Easterling

/s/ H. David Foote, Jr.	Director	December 29, 2003

H. David Foote, Jr.

/s/ L. Neal Bice	Director	December 29, 2003

L. Neal Bice

/s/ Donald R. Hardy	Director	December 29, 2003

Donald R. Hardy

SOUTHFIRST BANCSHARES, INC.

SYLACAUGA, ALABAMA

SEPTEMBER 30, 2003 AND 2002

SOUTHFIRST BANCSHARES, INC.

SYLACAUGA, ALABAMA

SEPTEMBER 30, 2003 AND 2002

TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT	1
FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition	2
Consolidated Statements of Operations	3-4
Consolidated Statements of Stockholders’ Equity	5-6
Consolidated Statements of Cash Flows	7-8
Notes to Consolidated Financial Statements	9-47

INDEPENDENT AUDITORS’ REPORT

December 4, 2003

Board of Directors
SouthFirst Bancshares, Inc.
Sylacauga, Alabama

We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. and subsidiaries (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Certified Public Accountants

/s/  Jones & Kirkpatrick, P.C.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition
September 30, 2003 and 2002

	2003	2002

ASSETS
Cash and cash equivalents	$6,049,325	$8,122,898
Interest-bearing deposits in other financial institutions	533,003	883,262
Investment securities available for sale, at fair value	32,599,988	26,768,039
Loans receivable, net of allowance for loan losses of $1,191,033 in 2003 and $854,013 in 2002	84,382,703	92,984,822
Loans held for sale at cost (which approximates fair value)	1,107,805	2,292,400
Foreclosed assets, net	77,680	79,983
Premises and equipment, net	4,298,889	4,867,235
Federal Home Loan Bank stock, at cost	1,117,000	2,229,800
Goodwill	543,706	543,706
Accrued interest receivable	679,402	734,168
Other assets	2,264,952	2,108,531

Total Assets	$133,654,453	$141,614,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,657,079	$2,849,970
Interest bearing	89,900,902	93,633,292

Total deposits	93,557,981	96,483,262
Advances by borrowers for property taxes and insurance	213,042	276,909
Accrued interest payable	576,676	825,850
Borrowed funds	27,000,861	29,057,611
Accrued expenses and other liabilities	628,522	1,092,829

Total liabilities	121,977,082	127,736,461

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000 shares authorized; 989,868 shares issued and 713,944 shares outstanding in 2003; 989,868 shares issued and 800,911 shares outstanding in 2002	9,996	9,996
Additional paid-in capital	9,837,058	9,819,676
Treasury stock, at cost (275,924 shares in 2003; 183,574 shares in 2002)	(3,809,839)	(2,407,231)
Deferred compensation on common stock employee benefit plans	(183,179)	(324,060)
Shares held in trust, at cost (9,775 shares in 2003 and 2002)	(107,161)	(107,161)
Retained earnings	6,148,255	6,457,443
Accumulated other comprehensive income (loss)	(217,759)	429,720

Total stockholders’ equity	11,677,371	13,878,383

Commitments and contingencies (Note 13)	—	—

Total Liabilities and Stockholders’ equity	$133,654,453	$141,614,844

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

Interest and dividend income:
Interest and fees on loans	$5,948,317	$6,827,657	$8,506,455
Interest and dividend income on investment securities	1,488,328	1,699,535	2,385,413

Total interest and dividend income	7,436,645	8,527,192	10,891,868

Interest expense:
Interest on deposits	2,520,828	3,490,715	4,977,307
Interest on borrowed funds	1,023,365	1,239,081	2,006,896

Total interest expense	3,544,193	4,729,796	6,984,203

Net interest income	3,892,452	3,797,396	3,907,665
Provision for loan losses (benefit)	549,603	(667,650)	857,688

Net interest income after provision for loan losses	3,342,849	4,465,046	3,049,977

Other income:
Service charges and other fees	568,701	447,728	442,979
Employee benefit trust and consulting fees	1,231,622	1,172,628	1,128,996
Gain on sale of loans	1,170,453	611,971	393,875
Gain (loss) on sales and calls of investment securities available-for-sale	238,291	236,414	4,267
Gain (loss) on sale of premises and equipment	7,759	162	(12,860)
Insurance benefits in excess of related compensation costs	—	186,727	—
Net premium on transfer of deposits	249,769	—	—
Other	275,149	377,824	353,797

Total other income	3,741,744	3,033,454	2,311,054

(Continued)

     See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

Other expenses:
Compensation and benefits	$4,279,501	$3,635,805	$3,118,111
Net occupancy expense	392,354	358,244	344,899
Furniture and fixtures	451,577	459,314	487,760
Data processing	259,685	317,093	331,310
Office supplies and expenses	436,677	420,272	402,568
Deposit insurance premiums	107,706	85,610	64,460
Legal expenses	214,261	404,203	161,752
Other professional services	259,913	286,068	126,083
Goodwill amortization	—	53,946	53,945
Termination agreements	—	—	560,000
Other	495,737	386,176	374,491

Total other expenses	6,897,411	6,406,731	6,025,379

Income (loss) before income taxes	187,182	1,091,769	(664,348)
Income tax expense (benefit)	71,318	420,964	(242,255)

Net income (loss)	$115,864	$670,805	$(422,093)

Earnings (loss) per share:
Basic	$0.16	$0.82	$(0.47)
Diluted	$0.15	$0.82	$(0.46)
Weighted average shares outstanding:
Basic	744,641	819,260	903,849
Diluted	759,550	822,631	907,765

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2003, 2002 and 2001

				Deferred
				Compensation
				on Common
		Additional		Stock
	Common	Paid-in	Retained	Employee
	Stock	Capital	Earnings	Benefit Plans

Balance - September 30, 2000	$9,996	$9,835,352	$7,186,244	$(482,325)
Comprehensive Income:
Net income (loss)	—	—	(422,093)	—
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	—	—
Total comprehensive income
Release of unallocated ESOP shares	—	4,654	—	63,760
Acquisition of ESOP shares	—	—	—	(15,925)
Vesting of shares on Management Recognition Plans		(25,738)	—	31,146
Acquisition of Management Recognition Plan shares	—	—	—	—
Vesting of deferred compensation shares	—	—	—	19,902
Acquisition of Treasury stock	—	—	—	—
Cash dividends declared ($ .60/share)	—	—	(514,213)	—

Balance - September 30, 2001	9,996	9,814,268	6,249,938	(383,442)

Comprehensive Income:
Net income	—	—	670,805	—
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	—	—
Total comprehensive income
Release of unallocated ESOP shares	—	5,419	—	55,871
Acquisition of ESOP shares	—	—	—	(188)
Vesting of shares on Management Recognition Plans	—	(11)	—	3,047
Issue of Management Recognition Plan shares	—	—	—	(19,250)
Vesting of deferred compensation shares	—	—	—	19,902
Acquisition of Treasury stock	—	—	—	—
Cash dividends declared ($ .60/share)	—	—	(463,300)	—

Balance - September 30, 2002	9,996	9,819,676	6,457,443	(324,060)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
			Compre-
			hensive
	Shares Held	Treasury	Income
	in Trust	Stock	(Loss)	Total

Balance - September 30, 2000	$—	$(1,140,781)	$(483,002)	$14,925,484

Comprehensive Income:
Net income (loss)	—	—	—	(422,093)
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	849,631	849,631

Total comprehensive income				427,538

Release of unallocated ESOP shares	—	—	—	68,414
Acquisition of ESOP shares	—	—	—	(15,925)
Vesting of shares on Management Recognition Plans	—	—	—	5,408
Acquisition of Management Recognition Plan shares	(126,411)	—	—	(126,411)
Vesting of deferred compensation shares	—	—	—	19,902
Acquisition of Treasury stock	—	(507,658)	—	(507,658)
Cash dividends declared ($ .60/share)	—	—	—	(514,213)

Balance - September 30, 2001	(126,411)	(1,648,439)	366,629	14,282,539

Comprehensive Income:
Net income	—	—	—	670,805
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	63,091	63,091

Total comprehensive income				733,896

Release of unallocated ESOP shares	—	—	—	61,290
Acquisition of ESOP shares	—	—	—	(188)
Vesting of shares on Management Recognition Plans	—	—	—	3,036
Issue of Management Recognition Plan shares	19,250	—	—	—
Vesting of deferred compensation shares	—	—	—	19,902
Acquisition of Treasury stock	—	(758,792)	—	(758,792)
Cash dividends declared ($ .60/share)	—	—	—	(463,300)

Balance - September 30, 2002	(107,161)	(2,407,231)	429,720	13,878,383

(Continued)

     See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)
Years Ended September 30, 2003, 2002 and 2001

				Deferred
				Compensation
				on Common
		Additional		Stock
	Common	Paid-in	Retained	Employee
	Stock	Capital	Earnings	Benefit Plans

Balance - September 30, 2002	$9,996	$9,819,676	$6,457,443	$(324,060)

Comprehensive Income:
Net income	—	—	115,864	—
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	—	—
Total comprehensive income
Release of unallocated ESOP shares	—	16,349	—	58,730
Acquisition of ESOP shares				58,399
Vesting of shares on Management Recognition Plans	—	1,033	—	3,850
Vesting of deferred compensation shares	—	—	—	19,902
Acquisition of Treasury stock	—	—	—	—
Cash dividends declared ($ .60/share)	—	—	(425,052)	—

Balance - September 30, 2003	$9,996	$9,837,058	$6,148,255	$(183,179)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
			Compre-
			hensive
	Shares Held	Treasury	Income
	in Trust	Stock	(Loss)	Total

Balance - September 30, 2002	$(107,161)	$(2,407,231)	$429,720	$13,878,383

Comprehensive Income:
Net income	—	—	—	115,864
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	(647,479)	(647,479)

Total comprehensive income				(531,615)

Release of unallocated ESOP shares	—	—	—	75,079
Acquisition of ESOP shares		(58,363)		36
Vesting of shares on Management Recognition Plans	—	—	—	4,883
Vesting of deferred compensation shares	—	—	—	19,902
Acquisition of Treasury stock	—	(1,344,245)	—	(1,344,245)
Cash dividends declared ($ .60/share)	—	—	—	(425,052)

Balance - September 30, 2003	$(107,161)	$(3,809,839)	$(217,759)	$11,677,371

     See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$115,864	$670,805	$(422,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses (benefit)	549,603	(667,650)	857,688
Depreciation and amortization	331,198	406,184	419,254
Proceeds from sales of loans	55,989,812	27,159,678	19,731,460
Loans originated for sale	(53,634,764)	(28,567,757)	(19,428,273)
Gain on sale of loans	(1,170,453)	(611,971)	(393,875)
(Gain) loss on sale of premises and equipment	(7,759)	(162)	11,511
Loss on sale of foreclosed assets	69,885	41,566	7,437
Compensation expense on ESOP and MRPs	99,864	84,228	82,681
Gain on sale of investment securities available-for-sale	(238,291)	(236,414)	(4,267)
Net amortization of premium on investment securities	46,663	38,126	21,916
(Increase) decrease in accrued interest receivable	54,766	226,057	223,260
(Increase) decrease in other assets	(156,421)	(1,105,037)	(247,340)
Increase (decrease) in accrued interest payable	(249,174)	(502,333)	(74,822)
Increase (decrease) in accrued expenses and other liabilities	(67,463)	535,771	(150,316)

Net cash provided (used) by operating activities	1,733,330	(2,528,909)	634,221

INVESTING ACTIVITIES
Net change in interest-bearing deposits in other financial institutions	350,259	15,271	838,566
Proceeds from calls and maturities of investment securities available-for-sale	15,438,689	3,559,206	1,754,784
Proceeds from sales of investment securities available-for-sale	16,589,714	18,598,208	9,696,496
Proceeds from redemption of Federal Home Loan Bank stock	1,112,800	—	—
Purchase of investment securities available-for-sale	(38,713,047)	(15,572,588)	(7,054,375)
Net decrease in loans	7,443,226	8,441,922	5,683,933
Proceeds from sale of premises and equipment	452,058	10,095	15,000
Purchase of premises and equipment	(207,151)	(463,528)	(165,437)
Proceeds from sale of foreclosed assets	541,708	512,628	586,944

Net cash provided by investing activities	3,008,256	15,101,214	11,355,911

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

FINANCING ACTIVITIES
Net increase (decrease) in demand accounts and savings accounts	$(390,261)	$1,358,136	$(771,750)
Net increase (decrease) in certificates of deposit	(2,535,020)	(3,930,454)	(5,535,771)
Proceeds from borrowed funds	18,588,000	32,091,611	31,400,000
Repayment of borrowed funds	(20,644,750)	(38,639,000)	(34,684,068)
Cash dividends paid	(425,052)	(463,300)	(514,213)
Acquisition of ESOP and MRP shares	36	(188)	(131,292)
Acquisition of treasury stock	(1,344,245)	(758,792)	(507,658)
(Increase) decrease in advances by borrowers for property taxes and insurance	(63,867)	(127,606)	107,511

Net cash used in financing activities	(6,815,159)	(10,469,593)	(10,637,241)

Increase (decrease) in cash and cash equivalents	(2,073,573)	2,102,712	1,352,891
Cash and cash equivalents - beginning of year	8,122,898	6,020,186	4,667,295

Cash and cash equivalents - end of year	$6,049,325	$8,122,898	$6,020,186

Supplemental information on cash payments:
Interest paid	$3,793,367	$5,232,129	$7,059,025

Income taxes paid	$210,320	$31,857	$360,107

Supplemental information on non - cash transactions:
Real estate owned, obtained through foreclosure	$609,290	$376,294	$676,764

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of SouthFirst Bancshares, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation – The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiaries, First Federal of the South (the Bank) (a wholly-owned subsidiary of SouthFirst Bancshares, Inc.), Pension & Benefit Trust Company (a wholly-owned subsidiary of First Federal of the South, which is an employee benefits consulting company), SouthFirst Mortgage, Inc. (a wholly-owned subsidiary of First Federal of the South) and SouthFirst Financial Services, Inc. (a wholly-owned subsidiary of SouthFirst Bancshares, Inc.), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business – The Company provides a full range of banking services to individual and corporate customers in its primary market area of the cities of Sylacauga, Clanton and Talladega in the state of Alabama, and provides lending services in Birmingham, Alabama. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Use of Estimates – The accounting principles and reporting policies of the Company, and the methods of applying these principles, conform with generally accepted accounting principles and with general practice within the savings and loan industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Significant Group Concentrations of Credit Risk – A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market area. Note 3 discusses the types of lending that the Company engages in. The Company does not have any significant concentration to any one industry or customer.

Cash and Cash Equivalents – For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from other depository institutions.

Interest-bearing Deposits in Other Financial Institutions – Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Investment Securities – The Company classifies its investments in one of the following three categories: (i) held-to-maturity securities, (ii) securities available-for-sale, and (iii) trading account securities. Investment securities held to maturity represent securities which management has the intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities available for sale represent securities which management may decide to sell prior to maturity for liquidity, tax planning or other valid business purposes. Available-for-sale securities are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a net amount in a separate component of stockholders’ equity until realized. Trading account securities represent securities which management has purchased and is holding principally for the purpose of selling in the near term. Trading account securities are reported at fair value with any unrealized gains or losses included in earnings.

Declines in fair value of investment securities (available for sale or held to maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method and are shown separately in non-interest income in the consolidated statements of operations. No securities were classified as held to maturity or trading account securities as of September 30, 2003 or 2002.

The stock of the Federal Home Loan Bank has no quoted fair value and no ready market exists. The investment in the stock is required of insured institutions that utilize the services of the Federal Home Loan Bank. The Federal home Loan Bank periodically reviews the required investment and will redeem any excess stock at cost. The Federal Home Loan Bank will also purchase the stock at its cost basis from the Company in the event the Company ceases to utilize the services of the Federal Home Loan Bank.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans – The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Company’s primary market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for loan losses and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loan Origination Fees, Premiums and Discounts on Loans, Mortgage-Backed Securities and Collateralized Mortgage Obligations – Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yields using the interest method. Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 2003.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

Goodwill – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortizing goodwill. Based upon the initial goodwill impairment test completed October 1, 2002, as required by SFAS No. 142, no goodwill impairment was indicated. In addition, the goodwill impairment testing completed at September 30, 2003 indicated there was no goodwill impairment. Therefore, the Company had no changes in the carrying amount of goodwill from September 30, 2002 to September 30, 2003.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of net income (loss), basic earnings per share and diluted earnings per share with and without goodwill amortization:

	For the Year Ended September 30,

	2003	2002	2001

Reported net income (loss)	$115,864	$670,805	$(422,093)
Add back: Goodwill amortization (net of taxes)	—	33,447	33,446

Adjusted net income (loss)	$115,864	$704,252	$(388,647)

Basic earnings per share:
Reported net income (loss)	.16	.82	(.47)
Goodwill amortization	.00	.04	.04

Adjusted net income (loss)	.16	.86	(.43)

Diluted earnings per share:
Reported net income (loss)	.15	.82	(.46)
Goodwill amortization	.00	.04	.04

Adjusted net income (loss)	.15	.86	(.42)

Foreclosed Assets – Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Cost related to the development and improvement of property are capitalized, where as costs relating to the holding of the property are expensed.

Long-Lived Assets – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated service lives of the related assets (30 to 50 years for buildings and 3 to 10 years for equipment). Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and improvements are capitalized and written off through depreciation and amortization charges. Equipment retired or sold is removed from the asset and related accumulated depreciation amounts and any gain or loss resulting therefrom is reflected in the accompanying consolidated statements of operations.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company continually evaluates whether events and circumstances have occurred that indicate such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values and is recognized through a valuation allowance with the resulting charge reflected in the accompanying consolidated statements of operations. There were no impairment losses recorded during any period reported herein.

Income Taxes – The Company provides for income taxes based upon pretax income, adjusted for permanent differences between reported and taxable earnings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Advertising – Advertising costs are charged to operations when incurred. Advertising expense was $84,259, $59,431 and $30,987 for the years ended September 30, 2003, 2002 and 2001, respectively.

Earnings per Share – Basic earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Fully diluted earnings per share reflects the potential dilution that could occur if the Company’s outstanding options to acquire common stock were exercised. The exercise of these options accounts for the differences between basic and diluted weighted average shares outstanding. Options on 60,834 shares in 2003 and 2002 of common stock were not included in computed diluted earnings per share because their effects were antidilutive.

Reclassification – Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders’ equity or net income during the periods involved.

Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of other comprehensive income and related tax effects are as follows:

	2003	2002	2001

Unrealized holding gains (losses) on available-for-sale securities arising during the period	$(806,032)	$338,161	$1,374,640
Reclassification adjustment for losses (gains) realized in income	(238,291)	(236,414)	(4,267)

Net unrealized gains (losses)	(1,044,323)	101,747	1,370,373
Tax effect	396,844	(38,656)	(520,742)

Net-of-tax amount	$(647,479)	$63,091	$849,631

New Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

SFAS Nos. 143 and 144 were adopted October 1, 2002. The effects of these statements did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effects of this statement did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption January 1, 2003.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, and FASB Interpretation (“FIN”) No.9, Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of this statement were effective as of October 1, 2002, with earlier application permitted. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or result of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This statement is effective for fiscal and interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of this statement on December 31, 2002. Adoption of the disclosure requirements did not have a material impact to the consolidated financial statements.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2002, The FASB issued FIN 45, Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provision of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The effects of this Interpretation did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of ARB 51 to certain entities (called variable interest entities) in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidated requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivation Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivation Instruments and Hedging Activities”. It also applies to loan commitments that relate to the origination of mortgage loans that will be held for sale. This statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify the fair value of financial instruments issued in the form of shares that are mandatorily redeemable as liabilities. It also requires that payments or accruals and other amounts to be paid to holder of the financial instruments be reported separately as interest cost. SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.	INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management’s intent. The carrying amount of securities and their approximate fair value at September 30 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale Securities	Cost	Gains	Losses	Fair Value

September 30, 2003:
U.S. Government agency	$23,236,750	$109,238	$738,052	$22,607,936
Collateral mortgage obligations (CMO’s)	1,439,648	16,441	—	1,456,089
Mortgage-backed securities	7,915,826	259,598	—	8,175,424
Corporate obligations	350,000	6,131	992	355,139
Other common stock	9,000	—	3,600	5,400

	$32,951,224	$391,408	$742,644	$32,599,988

September 30, 2002:
U.S. Government agency	$9,507,187	$367,281	$7,229	$9,867,239
Collateral mortgage obligations (CMO’s)	5,140,557	11,474	36,746	5,115,285
Mortgage-backed securities	11,239,597	439,574	138	11,679,033
Corporate obligations	100,000	—	1,918	98,082
Other common stock	87,610	—	79,210	8,400

	$26,074,951	$818,329	$125,241	$26,768,039

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	INVESTMENT SECURITIES (Continued)

The Company sold securities available-for-sale for total proceeds of $16,589,714, $18,598,208, and $9,696,496, resulting in gross realized gains of $238,291, $236,414 and $4,267 in 2003, 2002 and 2001, respectively.

At September 30, 2003, certain securities classified as available-for-sale were written down to their estimated realizable values because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

The scheduled maturities at September 30, 2003 of securities (other than equity securities) available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale

	Amortized Cost	Fair Value

Due in one year or less	$55,189	$55,662
Due from one to five years	530,415	538,895
Due from five to ten years	2,166,645	2,216,117
Due after ten years	30,189,975	29,783,914

	$32,942,224	$32,594,588

Investment securities available-for-sale with a carrying amount of approximately $2,535,000 and $4,736,000 at September 30, 2003 and 2002, respectively, were pledged to secure public deposits as required by law and for other purposes required or permitted by law.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	LOANS

Loans consisted of the following at September 30, 2003 and 2002:

	2003	2002

Real estate mortgage loans:
First mortgage loans:
Single family residential	$39,838,693	$44,346,682
Multi-family and commercial real estate	11,407,220	13,489,827
Second mortgage loans	13,404,006	9,665,096
1-4 family construction loans	16,264,065	21,698,381
Savings account loans	881,192	1,190,189
Installment loans	3,920,955	3,598,408

	85,716,131	93,988,583

Deduct:
Deferred loan fees	142,395	148,893
Undisbursed portion of loans in process	—	855
Allowance for loan losses	1,191,033	854,013

	1,333,428	1,003,761

Total loans receivable – net	$84,382,703	$92,984,822

Activity in the allowance for loan losses was as follows for the years ended September 30, 2003, 2002 and 2001:

	2003	2002	2001

Beginning balance	$854,013	$1,577,952	$700,620
Provision (benefit) charged to income	549,603	(667,650)	857,688
Recovery of amounts charged off in prior years	27,930	22,585	67,606
Loans charged off	(240,513)	(78,874)	(47,962)

Ending balance	$1,191,033	$854,013	$1,577,952

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	LOANS (Continued)

The following is a summary of information pertaining to impaired loans:

	September 30,

	2003	2002

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	2,393,009	873,633

Total impaired loans	$2,393,009	$873,633

Valuation allowance related to impaired loans	$895,856	$495,296

	Years Ended September 30,

	2003	2002	2001

Average investment in impaired loans	$413,387	$890,066	$53,939
Interest income recognized on impaired loans	23,068	65,022	—
Interest income recognized on a cash basis on impaired loans	23,068	61,994	—

Interest on impaired loans is generally recorded on a “cash basis” and is included in earnings only when actually received in cash.

At September 30, 2003 and 2002, the total recorded investment in loans on non-accrual amounted to approximately $2,149,000 and $764,000, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest was $0 for each year.

In January 2002, the Company modified the terms of a loan receivable from a customer. The modified terms included a reduction in interest rate from 13% to 7%. The recorded investment in the loan was approximately $235,000 and $254,000 at September 30, 2003 and 2002, respectively. No additional funds are committed to be advanced in connection with this loan.

The Company sells loans to third party investors with limited recourse, primarily related to prepayment. The total amount of recourse liability at September 30, 2003 was approximately $252,000. Because historical losses related to these guarantees have been insignificant, no liability has been recorded for these at September 30, 2003 or 2002.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30, 2003 and 2002:

	2003	2002

Land	$1,610,559	$1,848,059
Buildings and improvements	3,136,659	3,303,397
Furniture, fixtures and equipment	830,695	1,204,508
Automobiles	179,620	220,601

	5,757,533	6,576,565
Less: Accumulated depreciation	1,458,644	1,709,330

Premises and equipment, net	$4,298,889	$4,867,235

Depreciation expense charged to operations was $331,198, $352,238 and $365,309 in 2003, 2002 and 2001, respectively.

5.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at September 30, 2003 and 2002:

	2003	2002

Loans	$338,537	$462,797
Investment securities available-for-sale	340,865	271,371

Total accrued interest receivable	$679,402	$734,168

6.	INVESTMENTS IN AFFILIATE

In March 1995, the Company obtained a 50% ownership interest in Magnolia Title Services, Inc. (Magnolia) for an investment of $100,000. Magnolia provides title insurance and related services to various borrowers and lenders in the state of Alabama. The Company accounts for this investment under the equity method. As of September 30, 2003 and 2002, the Company had written down its investment to $0.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.	LEASES

The Company leases certain real estate and office equipment under operating leases expiring in various years through 2007. Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of September 30, 2003 are as follows:

Year Ending
September 30,	Amount

2004	$114,569
2005	108,063
2006	101,479
2007	76,561

Total	$400,672

Lease expense charged to operations was $127,930, $101,768 and $73,187 for the years ended September 30, 2003, 2002 and 2001, respectively.

The Company is also the lessor of a portion of its office space under a lease expiring in 2007.

Minimum future rentals to be received on non-cancelable leases as of September 30, 2003 for each of the next five years and in the aggregate are as follows:

Year Ending
September 30,	Amount

2004	$12,000
2005	12,000
2006	12,000
2007	12,000
2008	3,000

Total minimum future rentals	$51,000

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEPOSITS

An analysis of deposit accounts at the end of the period is as follows at September 30, 2003 and 2002:

	2003	2002

Demand accounts:
Non interest-bearing checking accounts	$3,657,079	$2,849,970
Interest-bearing:
NOW accounts	10,063,517	10,295,914
Money market demand	155,217	467,543

Total demand accounts	13,875,813	13,613,427
Statement savings accounts	11,496,696	12,149,343
Certificate accounts	68,185,472	70,720,492

Total	$93,557,981	$96,483,262

Certificate accounts greater than or equal to $100,000 were $25,253,505 and $18,473,485 at September 30, 2003 and 2002, respectively. Overdrafts of demand deposits in the amounts of $163,042 and $10,101 have been reclassified as loan balances at September 30, 2003 and 2002, respectively.

Scheduled maturities of certificate accounts were as follows at September 30, 2003:

Year	Amount

2004	$45,711,003
2005	12,762,276
2006	2,829,909
2007	2,617,372
2008 and thereafter	4,264,912

Total	$68,185,472

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEPOSITS (Continued)

Interest expense on deposits for the years ended September 30, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Demand accounts	$63,232	$143,538	$161,731
Statement savings accounts	74,506	179,579	216,553
Certificate accounts	2,383,090	3,167,598	4,599,023

Total	$2,520,828	$3,490,715	$4,977,307

9.	BORROWED FUNDS

Federal Home Loan Bank Advances The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 2003 and 2002:

Maturity Date	Callable Date	Type	Rate at 9/30	2003	2002

May 2003		Adjustable	1.96%	$—	$1,670,000
July 2003		Adjustable	1.96%	—	2,000,000
April 2004		Adjustable	1.11%	4,000,000	4,000,000
July 2004		Adjustable	1.21%	1,670,000	—
May 2005		Adjustable	1.39%	1,670,000	1,670,000
August 2007		Adjustable	3.56%	—	—
March 2010	December 2003	Fixed Rate	5.88%	5,000,000	5,000,000
November 2010	November 2003	Fixed Rate	5.43%	5,000,000	5,000,000
January 2011	October 2003	Fixed Rate	4.65%	2,500,000	2,500,000
January 2011	January 2006	Fixed Rate	5.30%	2,500,000	2,500,000

				$22,340,000	$24,340,000

Weighted average rate				4.04%	4.09%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.	BORROWED FUNDS (Continued)

At September 30, 2003 and 2002, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $33,349,000 and $42,042,000, respectively

On April 15, 2002, the Bank was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets to a fixed amount of $22,000,000. This amount was subsequently changed to an amount equal to 10% of its total assets. The Federal Home Loan Bank of Atlanta has notified the Bank that it will not require the Bank’s existing borrowings to be reduced to the new amount prior to the existing advance maturities, but that it will require that any additional borrowing by the Bank be approved through application by the Bank to the Federal Home Loan Bank of Atlanta’s Credit Committee.

Line of Credit The Corporation also has a line of credit with a commercial bank. A summary of this line of credit at September 30, 2003 and 2002 is as follows:

	Outstanding Balance
	at September 30,

	2003	2002

$2,500,000 line of credit, due June 1, 2004, interest at prime plus .25% (4.25% at September 30, 2003), secured by the Company’s stock in its subsidiary, First Federal of the South	$1,917,861	$698,861

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. A summary of such agreements is as follows:

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.	BORROWED FUNDS (Continued)

	2003	2002

Agreement to repurchase on October 7, 2002, plus interest at 1.88%	$—	$1,041,250
Agreement to repurchase on October 21, 2002, plus interest at 1.90%	—	1,027,500
Agreement to repurchase on October 24, 2002, plus interest at 1.84%	—	1,950,000
Agreement to repurchase on October 15, 2003, plus interest at 1.23%	1,743,000	—
Agreement to repurchase on October 20, 2003, plus interest at 1.21%	534,109	—
Agreement to repurchase on October 20, 2003, plus interest at 1.21%	465,891	—

	$2,743,000	$4,018,750

Securities underlying such borrowings had a carrying value of $4,077,854 and $5,020,440 at September 30, 2003 and 2002, respectively.

Total borrowed funds at September 30, 2003 have maturities (or call dates) in future years as follows:

Year Ending September 30,	Amount

2004	$22,830,861
2005	1,670,000
2006	2,500,000

$27,000,861

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	INCOME TAX EXPENSE

Income tax expense (benefit) for the years ended September 30, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001

Federal:
Current	$272,976	$305,068	$84,141
Deferred	(237,810)	87,242	(278,226)

	35,166	392,310	(194,085)

State:
Current	53,638	22,239	(27,712)
Deferred	(17,486)	6,415	(20,458)

	36,152	28,654	(48,170)

Total	$71,318	$420,964	$(242,255)

Income tax expense includes taxes related to investment security gains in the approximate amount of $91,000, $90,000 and $1,600 in 2003, 2002 and 2001, respectively.

The actual income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

	2003	2002	2001

Computed “expected” income tax expense	$63,642	$371,201	$(225,878)
Increase (reduction) in income tax resulting from:
Compensation expense for ESOP	(8,260)	(15,734)	(19,360)
Management Recognition Plan	265	329	—
State tax, net of federal income tax benefit	12,527	12,937	(57,401)
Other - net	3,144	52,231	60,384

Total	$71,318	$420,964	$(242,255)

Effective tax rate	38%	39%	36%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	INCOME TAX EXPENSE (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are as follows:

	2003	2002

Deferred taxes:
Foreclosed real estate gain	$55,869	$14,299
Bad debts	325,666	202,654
Accrued salaries	41,062	51,081
Investment in equity of affiliate	89,425	89,425
Deferred compensation	136,795	108,028
Unrealized loss on investment securities available-for-sale	133,478	—

Total deferred tax assets	782,295	465,487

Deferred tax liabilities:
Management Recognition Plan	3,446	5,228
FHLB stock	237,138	237,138
Depreciation	135,627	221,346
Prepaid expenses	58,538	54,458
Federal/state tax deduction on a cash basis	1,852	6,844
Goodwill	56,397	39,949
Unrealized gain on investment securities available-for-sale	—	263,364

Total deferred tax liabilities	492,998	828,327

Net deferred tax asset (liability)	$289,297	$(362,840)

There was no valuation allowance at September 30, 2003 or 2002.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan - Effective October 1, 1994, the Corporation established the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is available to all employees who have met certain age and service requirements. Contributions to the plan are determined by the Board of Directors and may be in cash or in common stock. The Corporation loaned $664,000 to the trustee of the ESOP, who purchased, on behalf of the trust of the ESOP, 66,400 shares of the shares sold by the Corporation in the public offering.

The common stock of the Corporation acquired for the ESOP is held as collateral for the loan and is released for allocation to the ESOP participants as principal payments are made on the loan. The Bank makes contributions to the ESOP in amounts sufficient to make loan interest and principal payments and may make additional discretionary contributions. Contributions, which include dividends on ESOP shares, of $71,657, $74,488 and $85,515 were made to the ESOP in 2003, 2002 and 2001, respectively. During 2003 and 2002, the Trustee distributed cash of $55,744 and $57,723, respectively, in lieu of shares to retiring participants.

The ESOP’s loan is repayable in ten annual installments of principal and interest. The interest rate is adjusted annually and is equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note is paid in full. Principal and interest for the years ended September 30, 2003, 2002 and 2001 were $71,657, $74,488 and $85,515, respectively. The loan was paid in full at September 30, 2003. These payments resulted in the commitment to release 5,383 shares in 2003, 5,587 shares in 2002 and 6,376 shares in 2001. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $75,079, $61,290 and $68,413 in 2003, 2002 and 2001, respectively. Excluding committed-to-be released shares, suspense shares at September 30, 2003 and 2002 equaled 0 and 5,382, respectively. The fair value of the suspense shares at September 30, 2003 and 2002, was $0 and $64,584, respectively. These suspense shares are excluded from weighted average shares in determining earnings per share.

Stock-based Compensation Plan - During 1995, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 63,361 shares had been granted. The term of the options range from seven to ten years and they vest equally over periods from three to five years.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan

	Number	Weighted	Number	Weighted
	of Shares	Average	of Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Outstanding at September 30, 2000	56,440	14.00	48,334	15.75
Granted	14,110	9.75	19,177	9.75

Outstanding at September 30, 2001	70,550	13.15	67,511	14.05
Granted	9,000	9.92	—	.00
Forfeited	(34,239)	13.05	(20,423)	14.86

Outstanding at September 30, 2002	45,311	12.59	47,088	13.69
Granted	28,389	12.10	16,211	12.10
Forfeited	—	—	(1,328)	9.75

Outstanding at September 30, 2003	73,700	12.40	61,971	13.36

     Information pertaining to options outstanding at September 30, 2003 is as follows:

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

9.75	21,237	4.10 years		14,159
9.92	9,000	8.17 years		1,800
12.10	44,600	9.04 years		—
14.00	29,880	1.93 years		29,880
15.75	30,954	4.33 years		30,954

Outstanding at end of year	135,671	5.57 years	$12.84	76,793	$13.83

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans in 2003, 2002 or 2001. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001

Net income (loss):
As reported	$115,864	$670,805	$(422,093)
Pro forma	108,785	659,986	(437,924)
Basic earnings (loss) per share:
As reported	.16	.82	(0.47)
Pro forma	.15	.79	(0.47)
Fully diluted earnings (loss) per share:
As reported	.15	.82	(0.46)
Pro forma	.14	.79	(0.47)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	5.38%	5.20%	5.01%
Expected life	9 years	8 years	8 years
Expected volatility	8.10%	8.72%	8.71%
Risk-free interest rate	4.73%	5.39%	5.50%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

Management Recognition Plan - On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company’s Management Recognition Plans (MRP’s). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions were fully removed in November 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 2003, 2002 and 2001. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP’s in 2003, 2002 and 2001 was $5,662, $3,036 and $5,407, respectively.

During the year ended September 30, 2001, the Company’s MRP purchased an additional 11,525 shares of common stock at an aggregate price of $126,411. Shares held in trust related to the MRP are shown as a reduction of stockholders’ equity in the accompaning consolidated statements of financial condition. As these shares are granted to employees, an amount equal to the award is reclassified from shares held in trust to unearned compensation. Of these shares, 1,750 were issued to key employees during the year ended September 30, 2002. No additional shares were issued during the year ended September 30, 2003.

401 (k) Plan - The Company also has a 401(k) plan that covers all employees who meet minimum age and service requirements. The plan provides for elective employee salary deferrals and discretionary company matching contributions. Company matching contributions were $28,324, $52,540 and $34,107 in 2003, 2002 and 2001, respectively.

Deferred Compensation Agreements - The Company has entered into deferred compensation agreements with two of its senior officers and one former officer, pursuant to which each will receive from the Company certain retirement benefits at age 65. Such benefits will be payable for 15 years to each officer or, in the event of death, to such officer’s respective beneficiary. A portion of the retirement benefits will accrue each year until age 65 or, if sooner, until termination of employment. The annual benefits under these arrangements range from approximately $24,000 to $45,000.

The retirement benefits available under the deferred compensation agreements are unfunded. However, the Company has purchased life insurance policies on the lives of these officers that will be available to the Company to provide, both, for retirement benefits and for key man insurance. The costs of these arrangements was $44,945, $42,758 and $70,713 in 2003, 2002 and 2001, respectively.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with two officers in April 1997, under which the Company issued a total of 21,135 shares of common stock to these officers. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the vested shares of $19,902 in 2003, 2002 and 2001.

Directors’ Retirement Agreements - The Bank has also entered into supplemental retirement agreements with its directors. The agreements provide for certain benefits payable to the directors based on the earnings of certain life insurance policies in excess of the Bank’s cost of funds, as defined under the agreements. The cost of these agreements was $33,869 and $18,646 in 2003 and 2002, respectively.

Bank Owned Life Insurance - As discussed above, the Company has purchased approximately $3.7 million of Company owned life insurance on certain key officers (current and former) and directors. (The policies had a cash surrender value of approximately $1.6 and $1.4 million at September 30, 2003 and 2002, respectively.) The life insurance policies were purchased to offset liabilities associated with certain employee and director benefits. Income earned on the policies will offset the corresponding benefit expenses on these employees and directors as the Company is the beneficiary of the insurance policies. Increases in the cash surrender value of the policies are recorded as a component of non-interest income.

12.	RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to officers and directors of the Company. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Total loans outstanding to these persons at September 30, 2003 and 2002 amounted to $850,666 and $1,024,309, respectively. The change from 2002 to 2003 reflects payments of $668,365 and advances of $494,722.

Deposits from related parties held by the Bank at September 30, 2003 and 2002 amounted to $155,372 and $123,850, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Off Balance Sheet Items - At September 30, 2003, the Bank had outstanding loan commitments of approximately $15,076,000 including $7,908,000 in undisbursed construction loans in process, $5,803,000 in unused lines and letters of credit, $1,184,000 in commitments to originate mortgage loans consisting primarily of 30-day commitments, and $181,000 in undisbursed participation loan

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)

commitments. Commitments to originate conventional mortgage loans consisted of fixed rate mortgages for which interest rates had not been established, all having terms ranging from 15 to 30 years.

These financial instruments are not reflected on the accompanying statements of financial condition, but do expose the Company to credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance-sheet instruments.

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

Litigation - During the fiscal year ended September 30, 2001, the Company agreed to settle certain legal actions with a former director and officer. The terms of the settlement agreement, which were reduced to writing and executed as of December 11, 2001, provided for a payment to the former director and officer of $570,000. In exchange for the payment, the Company received 13,856 shares of its common stock, which were owned by the former director and officer and at the time of the agreement had a market value of approximately $160,000. Such stock has been accounted for as Treasury stock by the Company. The excess of the payment ($410,000) is included in the statement of operations under “other expenses” as part of the termination agreements in the fiscal year ended September 30, 2001.

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of all proceedings will not have a material adverse effect upon the financial position or operations of the Company.

Employment Agreements - The Company has employment agreements with certain senior officers. The agreements provide for certain salaries and benefits for a 24-month period. The agreements further provide that if the employee is terminated without cause they will receive payments equal to the amount of salary and benefits remaining under the term of contract with a minimum amount of 12 months salary and benefits. The agreements also provide that if employment is terminated by the Company in connection with or within 24 months after any change in control of the Company, each employee shall be paid approximately three times their salary.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)

During 2001, the Company’s President and Chairman of the Board of Directors resigned and was paid $150,000 plus certain other expenses for a release of all of the claims against the Company, including any claims under his employment agreement. The payment is included in the statement of operations as part of termination agreements. Additionally, the Company purchased 44,942 shares of the former President’s stock in the Company at a market price of approximately $519,000, which was treated as treasury stock.

Significant Group Concentrations of Credit Risk - The Company maintains cash balances at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $100,000. At various times throughout the year cash balances held at these institutions will exceed federally insured limits. Management monitors such accounts and does not consider that such excess exposes the Company to any significant risk.

Supervisory Agreement - On March 22, 2002, the Bank entered into a supervisory agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (the “OTS”). The Supervisory Agreement formalizes the current understanding of both the Bank and the OTS of the actions that the Bank and its board of directors must undertake to comply with the requirements of the OTS. Among other things, the Bank’s board of directors must develop, adopt and implement certain policies and procedures to ensure appropriate monitoring of the Bank’s internal audit and control functions, management, asset quality, and transactions with affiliates and insiders. Additionally, the OTS revoked the expanded, loans-to-one-borrower lending authority originally granted by the OTS on July 26, 1994. The Supervisory Agreement will remain in effect until modified or terminated by the OTS.

14.	RETAINED EARNINGS AND REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14.	RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as “well capitalized”.

			For Capital
	Actual		Adequacy Purposes				Well Capitalized

	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of September 30, 2003:
Total risk-based capital (to risk weighted assets)	$13,620,000	16.43%	≥$	6,633,000	≥	8.00%	≥$	8,292,000	≥	10.00%
Tier I capital (to risk weighted assets)	13,325,000	16.07%	≥	3,317,000	≥	4.00%	≥	4,975,000	≥	6.00%
Tier I capital (to adjusted total assets)	13,325,000	9.99%	≥	5,336,000	≥	4.00%	≥	6,670,000	≥	5.00%
Tangible equity (to adjusted total assets)	13,325,000	9.99%	≥	2,668,000	≥	2.00%
Tangible capital (to adjusted total assets)	13,325,000	9.99%	≥	2,001,000	≥	1.50%
As of September 30, 2002:
Total risk-based capital (to risk weighted assets)	$13,977,000	15.91%	≥$	7,028,000	≥	8.00%	≥$	8,785,000	≥	10.00%
Tier I capital (to risk weighted assets)	13,616,000	15.50%	≥	3,514,000	≥	4.00%	≥	5,271,000	≥	6.00%
Tier I capital (to adjusted total assets)	13,616,000	9.69%	≥	5,621,000	≥	4.00%	≥	7,026,000	≥	5.00%
Tangible equity (to adjusted total assets)	13,616,000	9.69%	≥	2,810,000	≥	2.00%
Tangible capital (to adjusted total assets)	13,616,000	9.69%	≥	2,108,000	≥	1.50%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14.	RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)

Savings institutions with more than a “normal” level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 2003 and 2002.

Retained earnings at September 30, 2003 and 2002, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 2003, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.

15.	SHAREHOLDERS’ RIGHTS PLAN

In December 1997, the Company adopted a Stock Purchase Rights Plan that provides rights to holders of the Company’s common stock to receive common stock rights under certain circumstances. The rights will become exercisable ten days after a person or group acquires 15% or more of the company’s shares. If, after the rights become exercisable, the Company becomes involved in a merger, each right then outstanding (other than those held by the 15% holder) would entitle its holder to buy common stock of the Company worth twice the exercise price of each right. The rights expire in November 2007.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Further, assets that are not financial instruments are not included in the following tables. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents - Fair value equals the carrying value of such assets due to their nature.

Interest-bearing Deposits in Other Financial Institutions - Fair value equals the carrying value of such assets due to their nature.

Investment Securities and Accrued Interest Receivable - The fair value of investments is based on quoted market prices. The carrying amount of related accrued interest receivable approximates its fair value.

Loans Receivable - The fair value of loans is calculated using discounted cash flows. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value.

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

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$6,049,325	$6,049,325	$8,122,898	$8,122,898
Interest-bearing deposits	533,003	533,003	883,262	883,262
Investments securities	32,599,988	32,599,988	26,768,039	26,768,039
Loans receivable – net	84,382,703	85,652,394	92,984,822	94,492,837
Accrued interest receivable	679,402	679,402	734,168	734,168
Financial liabilities:
Deposits	93,557,981	94,883,381	96,483,262	97,575,765
Borrowed funds	27,000,861	28,209,972	29,057,611	29,057,611
Accrued interest payable	576,676	576,676	825,850	825,850

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY

The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:

Parent Company
Condensed Balance Sheets
September 30, 2003 and 2002

	2003	2002

ASSETS
Cash and cash equivalents	$35,351	$88,942
Investment securities available for sale	5,400	8,400
Investment in financial institution subsidiary	12,793,544	13,826,833
Investment in other subsidiaries	859,591	779,216
Other assets	78,805	98,903

Total Assets	$13,772,691	$14,802,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowed funds	$1,917,861	$698,861
Other liabilities	177,459	225,050

Total liabilities	2,095,320	923,911

Stockholders’ equity:
Common stock, $ .01 par value, 2,000,000 shares authorized; 989,868 shares issued and 713,944 shares outstanding in 2003 989,868 shares issued and 800,911 shares outstanding in 2002;	9,996	9,996
Additional paid-in capital	9,837,058	9,819,676
Treasury stock	(3,809,839)	(2,407,231)
Deferred compensation on common stock employee benefit plans	(183,179)	(324,060)
Shares held in trust	(107,161)	(107,161)
Retained earnings	6,148,255	6,457,443
Accumulated other comprehensive income (loss)	(217,759)	429,720

Total stockholders’ equity	11,677,371	13,878,383

Total Liabilities and Stockholders’ Equity	$13,772,691	$14,802,294

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY (Continued)

Parent Company
Condensed Statements of Operations
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

Cash dividends from financial institution subsidiary	$500,000	$1,100,000	$771,990
Interest and dividend income	10,986	31,785	37,268
Gain (loss) on sale of investment securities available-for-sale	(78,610)	47,553	—
Commission income	95,015	—	—

Total income	527,391	1,179,338	809,258

Expenses:
Interest on borrowed funds	67,914	130,208	248,860
Compensation and benefits	62,000	44,585	—
Management fee	30,000	30,000	30,000
Other	70,029	13,800	215,550

	229,943	218,593	494,410

Income before income taxes	297,448	960,745	314,848
Income tax benefit	76,971	47,913	163,682

Income before equity in undistributed earnings of subsidiaries	374,419	1,008,658	478,530

Equity in undistributed earnings of subsidiaries (dividends in excess of earnings):
Financial institution	(335,185)	(364,604)	(1,009,045)
Other	76,630	26,751	108,422

	(258,555)	(337,853)	(900,623)

Net income (loss)	$115,864	$670,805	$(422,093)

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY (Continued)

Parent Company
Condensed Statements of Cash Flows
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

Operating Activities:
Net income (loss)	$115,864	$670,805	$(422,093)
Adjustments to reconcile net income (loss) to cash from operating activities:
Equity in undistributed earnings of subsidiaries	258,555	337,853	900,623
Compensation expense on ESOP and MRP	99,864	84,228	82,681
Gain (loss) on sale of investment securities available-for-sale	78,610	(47,553)	—
(Increase) decrease in other assets	20,098	1,940,038	(255,850)
Increase (decrease) in other liabilities	(47,591)	220,392	(71,684)

Net cash provided by operating activities	525,400	3,205,763	233,677

Investing Activities:
Investment in subsidiaries, net of dividends received	(28,730)	(2,937)	11,562
Proceeds from sales of investment securities available-for-sale	—	751,640	—

Net cash provided (used) by investing activities	(28,730)	748,703	11,562

Financing Activities:
Acquisition of ESOP and MRP shares	36	(188)	(131,292)
Proceeds from borrowed funds	1,519,000	2,563,861	1,150,000
Repayment on borrowed funds	(300,000)	(5,220,000)	(800,000)
Cash dividends paid	(425,052)	(463,300)	(514,213)
Acquisition of treasury stock	(1,344,245)	(758,792)	(507,658)

Net cash provided (used) by financing activities	(550,261)	(3,878,419)	(803,163)

Net increase (decrease) in cash and cash equivalents	(53,591)	76,047	(557,924)
Cash and cash equivalents - beginning of year	88,942	12,895	570,819

Cash and cash equivalents - end of year	$35,351	$88,942	$12,895

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended September 30, 2003

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,

Interest and dividend income	$1,877,285	$1,812,930	$1,824,613	$1,921,817
Interest expense	785,127	864,317	893,439	1,001,310

Net interest income	1,092,158	948,613	931,174	920,507
Provision for loan losses	431,152	29,488	13,963	75,000

Net interest income after provision for loan losses	661,006	919,125	917,211	845,507
Non-interest income	1,072,286	927,624	829,139	912,695
Non-interest expenses	1,873,816	1,721,630	1,685,664	1,616,301

Income (loss) before taxes	(140,524)	125,119	60,686	141,901
Provision for income taxes	(53,279)	47,485	22,705	54,407

Net income	$(87,245)	$77,634	$37,981	$87,494

Earnings (loss) per share:
Basic	$(0.12)	$0.11	$0.05	$0.11
Diluted	$(0.12)	$0.11	$0.05	$0.11
Dividends per share	$0.15	$0.15	$0.15	$0.15

	Year Ended September 30, 2002

	Three Months Ended

	September 30,	June 30,	March 31,	December 31,

Interest and dividend income	$2,070,784	$2,064,712	$2,070,312	$2,321,384
Interest expense	1,038,538	1,109,179	1,186,713	1,395,366

Net interest income	1,032,246	955,533	883,599	926,018
Provision for loan losses (benefit)	(304,384)	(388,362)	25,096	—

Net interest income after provision for loan losses	1,336,630	1,343,895	858,503	926,018
Non-interest income	871,224	627,447	913,495	621,288
Non-interest expenses	1,768,265	1,746,893	1,503,240	1,388,333

Income before taxes	439,589	224,449	268,758	158,973
Provision for income taxes	172,612	80,971	104,404	62,977

Net income	$266,977	$143,478	$164,354	$95,996

Earnings per share:
Basic	$0.33	$0.18	$0.20	$0.11
Diluted	$0.33	$0.18	$0.20	$0.11
Dividends per share	$0.15	$0.15	$0.15	$0.15

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION

The Company organizes its business units into two reportable segments: traditional banking activities and employee benefits consulting. The banking segment provides a full range of banking services within its primary market areas of central Alabama. The employee benefits consulting firm operates primarily in the Montgomery, Alabama area.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because each unit is subject to different marketing and regulatory environments.

The following table presents financial information for each reportable segment:

	September 30, 2003

		Employee
	Banking	Benefits
	Activities	Consulting	Total

Interest and dividend income	$7,416,268	$20,377	$7,436,645
Interest expenses	3,544,193	—	3,544,193

Net interest income	3,872,075	20,377	3,892,452
Provision for loan losses	549,603	—	549,603

Net interest income after provision for loan losses	3,322,472	20,377	3,342,849
Other income	2,498,122	1,243,622	3,741,744
Other expenses	5,757,392	1,140,019	6,897,411

Income before income taxes	63,202	123,980	187,182
Income taxes	23,968	47,350	71,318

Net income	$39,234	$76,630	$115,864

Depreciation and amortization included in other expenses	$269,584	$61,614	$331,198

Total assets at year-end	$132,459,815	$1,512,626	$133,972,441

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION (Continued)

	September 30, 2002

		Employee
	Banking	Benefits
	Activities	Consulting	Total

Interest and dividend income	$8,476,404	$50,788	$8,527,192
Interest expenses	4,729,796	—	4,729,796

Net interest income	3,746,608	50,788	3,797,396
Provision for loan losses (benefit)	(667,650)	—	(667,650)

Net interest income after provision for loan losses	4,414,258	50,788	4,465,046
Other income	1,858,705	1,174,749	3,033,454
Other expenses	5,224,580	1,182,151	6,406,731

Income before income taxes	1,048,383	43,386	1,091,769
Income taxes	404,329	16,635	420,964

Net income	$644,054	$26,751	$670,805

Depreciation and amortization included in other expenses	$313,669	$92,515	$406,184

Total assets at year-end	$140,547,478	$2,257,518	$142,804,996

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION (Continued)

	September 30, 2001

		Employee
	Banking	Benefits
	Activities	Consulting	Total

Interest and dividend income	$10,856,911	$34,957	$10,891,868
Interest expenses	6,984,203	—	6,984,203

Net interest income	3,872,708	34,957	3,907,665
Provision for loan losses	857,688	—	857,688

Net interest income after provision for loan losses	3,015,020	34,957	3,049,977
Other income	1,170,022	1,141,032	2,311,054
Other expenses	5,024,611	1,000,768	6,025,379

Income (loss) before income taxes	(839,569)	175,221	(664,348)
Income taxes	(309,054)	66,799	(242,255)

Net income (loss)	$(530,515)	$108,422	$(422,093)

Depreciation and amortization included in other expenses	$331,973	$87,281	$419,254

Total assets at year-end	$150,261,418	$1,682,379	$151,943,797

Following are reconciliations (where applicable) to corresponding totals in the accompanying consolidated financial statements.

	2003	2002	2001

ASSETS
Total assets for reportable segments	$133,972,441	$142,804,996	$151,943,797
Elimination of intercompany receivables	(317,988)	(1,190,152)	(749,582)

Consolidated assets	$133,654,453	$141,614,844	$151,194,215

Exhibit Index

Exhibit No.	Description of Exhibit

10.2	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Joe K. McArthur.

10.3	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Sandra H. Stephens.

10.4	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey.

10.6	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and Ruth M. Roper.

11	Statement Regarding Computation of Per Share Earnings.

14	Code of Ethics for Principal Executive Officers and Senior Financial Officers

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a - 14a Certification of the Chief Executive Officer

31.2	Rule 13a - 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 13