Form 10QSB
period 2003-12-31
SOUTHFIRST BANCSHARES INC
filed 2004-02-17
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File
Number
December 31, 2003	1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

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

[X] Yes	[ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

[ ] Yes	[X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	709,083 shares
Outstanding at February 2, 2003
Class

Transitional Small Business Disclosure Format [  ] Yes [X] No

SOUTHFIRST BANCSHARES, INC.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)	1
Consolidated Statements of Financial Condition at December 31, 2003 (Unaudited) and September 30, 2002	1
Consolidated Statements of Operations (Unaudited) for the Three Months Ended December 31, 2003 and 2002	2
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended December 31, 2003	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2003 and 2002	4-5
Notes to Consolidated Financial Statements (Unaudited) - December 31, 2003	6-8
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3: Controls and Procedures	13
PART II - OTHER INFORMATION	14
Item 1: Legal Proceedings	14
Item 6: Exhibits and Reports on Form 8-K	14
SIGNATURES	15
CERTIFICATIONS	16-19

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Financial Condition
December 31, 2003 (Unaudited) and September 30, 2003

	December 30,	September 30,
	2003	2003

	(Unaudited)
Assets
Cash and cash equivalents	$3,794,964	$6,049,325
Interest-bearing deposits in other financial institutions	546,519	533,003
Investment securities available-for-sale, at fair value	31,525,658	32,599,988
Loans receivable	88,813,323	85,573,736
Less allowance for loan losses	(1,194,196)	(1,191,033)

Net loans	87,619,127	84,382,703
Loans held for sale at cost (which approximates fair value)	749,240	1,107,805
Foreclosed assets, net	50,156	77,680
Premises and equipment, net	4,445,138	4,298,889
Federal Home Loan Bank stock, at cost	1,117,000	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	771,827	679,402
Other assets	2,014,449	2,264,952

Total Assets	$133,177,784	$133,654,453

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,195,937	$3,657,079
Interest bearing	87,413,800	89,900,902

Total deposits	90,609,737	93,557,981

Advances by borrowers for property taxes and insurance	119,730	213,042
Accrued interest payable	542,305	576,676
Borrowed funds	29,708,261	27,000,861
Accrued expenses and other liabilities	534,235	628,522

Total liabilities	121,514,268	121,977,082

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,284 shares issued and 709,122 shares outstanding at December 31, 2003; 989,868 shares issued and 713,944 shares outstanding at September 30, 2003	10,000	9,996
Additional paid-in capital	9,843,959	9,837,058
Treasury stock, at cost (281,162 shares at December 31, 2003; 275,924 shares at September 30, 2003)	(3,892,879)	(3,809,839)
Deferred compensation on common stock employee benefit plans	(177,241)	(183,179)
Shares held in trust at cost (9,775 shares at December 31, 2003 and September 30, 2003)	(107,161)	(107,161)
Retained earnings	6,145,582	6,148,255
Accumulated comprehensive other income (loss)	(158,744)	(217,759)

Total stockholders’ equity	11,663,516	11,677,371

Total Liabilities and Stockholders’ Equity	$133,177,784	$133,654,453

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three Months Ended December 31, 2003 and 2002

	2003	2002

Interest and dividend income:
Interest and fees on loans	$1,339,578	$1,554,040
Interest income on deposits in other financial institutions	7,455	30,128
Interest and dividend income on investment securities	439,030	337,649

Total interest and dividend income	1,786,063	1,921,817

Interest expense:
Interest on deposits	430,658	744,685
Interest on borrowed funds	268,993	256,625

Total interest expense	699,651	1,001,310

Net interest income	1,086,412	920,507
Provision for loan losses	—	75,000

Net interest income after provision for loan losses	1,086,412	845,507

Other income:
Service charges and other fees	130,584	134,440
Employee benefit trust and consulting fees	329,013	285,591
Gain on sale of loans	136,869	295,536
Gain (loss) on sale of foreclosed assets	(1,535)	(1,895)
Gain (loss) on sale of equipment	927	11,165
Gain (loss) on sale of investment securities available-for-sale	—	131,644
Other	91,706	56,214

Total other income	687,564	912,695

Other expenses:
Compensation and benefits	1,015,464	1,032,977
Net occupancy expense	89,794	92,236
Furniture and fixtures	111,294	119,232
Data processing	57,376	75,846
Office supplies and expense	101,746	104,033
Deposit insurance premiums	24,394	27,555
Legal	33,750	30,000
Other	173,011	134,422

Total other expenses	1,606,829	1,616,301

Income before income taxes	167,147	141,901
Income tax expense	63,578	54,407

Net income	$103,569	$87,494

Earnings per share:
Basic	0.15	0.11
Diluted	0.14	0.11
Cash dividends declared	0.15	0.15
Weighted average shares outstanding:
Basic	709,234	799,533
Diluted	739,521	807,215

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended December 31, 2003

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Other	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Income (Loss)	Equity

Balance at September 30, 2003	$9,996	$9,837,058	$(3,809,839)	$(183,179)	$(107,161)	$6,148,255	$(217,759)	$11,677,371

Comprehensive income:
Net income						103,569		103,569
Change in net unrealized gain on available-for-sale securities, net of reclassification adjustments and income taxes of $36,173							59,015	59,015

Total comprehensive income								162,584

Vesting of deferred compensation shares				5,938				5,938
Acquisition of treasury stock			(83,040)					(83,040)
Stock options exercised	4	6,901						6,905
Cash dividends declared						(106,242)		(106,242)

Balance at December 31, 2003	$10,000	$9,843,959	$(3,892,879)	$(177,241)	$(107,161)	$6,145,582	$(158,744)	$11,663,516

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2003 and 2002

	2003	2002

Operating activities:
Net income	$103,569	$87,494
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	—	75,000
Depreciation and amortization	75,589	91,138
Gain on sale of securities	—	(131,644)
Gain on sale of loans	(136,869)	(295,536)
Increase (decrease) in deferred loan origination fees	7,372	(42,604)
Net amortization of premium/discount on investment securities available-for-sale	2,684	(9,125)
Loss on sale of foreclosed assets	1,535	1,895
Gain on sale of premises and equipment	(927)	(11,165)
Loans originated for sale	(6,153,127)	(14,047,780)
Proceeds from sale of loans	6,648,561	13,563,544
(Increase) decrease in accrued interest receivable	(92,425)	126,298
(Increase) decrease in other assets	250,503	263,146
Deferred compensation expense	5,938	23,939
Increase (decrease) in accrued interest payable	(34,371)	(4,546)
Increase (decrease) in accrued expenses and other liabilities	(130,466)	(100,044)

Net cash provided (used) by operating activities	547,566	(409,990)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(13,516)	8,179
Proceeds from calls and maturities of investment securities available-for-sale	1,266,840	2,629,011
Purchase of investment securities available-for-sale	(100,000)	(5,544,884)
Proceeds from sale of investments available-for-sale	—	3,438,105
Proceeds from sale of Federal Home Loan Bank stock	—	862,800
Net (increase) decrease in loans	(3,243,796)	1,671,453
Purchase of premises and equipment	(231,287)	(20,522)
Proceeds from sale of foreclosed assets	37,282	2,249
Proceeds from sale of other assets	10,376	193,118
Transfer from loans of repossessed assets	(11,293)	(437,791)

Net cash provided (used) by investing activities	(2,285,394)	2,801,718

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2003 and 2002

	2003	2002

Financing activities:
Increase (decrease) in deposits	$(2,948,244)	$1,607,497
Decrease in advances by borrowers for property taxes and insurance	(93,312)	(105,915)
Proceeds from borrowed funds	18,416,689	125,000
Repayment of borrowed funds	(15,709,289)	(6,018,750)
Cash dividends paid	(106,242)	(121,075)
Proceeds from exercise of stock options	6,905	—
Acquisition of Treasury shares	(83,040)	(37,560)

Net cash used in financing activities	(516,533)	(4,550,803)

Increase (decrease) in cash and cash equivalents	(2,254,361)	(2,159,075)
Cash and cash equivalents at beginning of period	6,049,325	8,122,898

Cash and cash equivalents at end of period	$3,794,964	$5,963,823

Supplemental information on cash payments:
Interest paid	$734,022	$1,005,856

Income taxes paid	$37,600	$18,500

Supplemental information on non-cash transactions:
Real estate obtained through foreclosure	$—	$432,834

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
December 31, 2003 and 2002

(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended December 31, 2003, was derived from the financial records of SouthFirst Bancshares, Inc. (“SouthFirst”) and its wholly-owned subsidiaries, First Federal of the South (“First Federal”), and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the consolidated financial statements included under Item 7 on Form 10-KSB. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. The results contained in these statements are not necessarily indicative of the results which may be expected for the entire year.

(2)	Stock-Based Compensation Plans

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan

		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding at September 30, 2003	73,700	$12.40	61,971	$13.36
Exercised	—	—	(416)	10.22
Forfeited	—	—	(1,256)	13.55

Outstanding at December 31, 2003	73,700	$12.40	60,299	$13.38

Information pertaining to options outstanding at December 31, 2003 is as follows:

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 9.75	20,905	3.84 years		20,905
$ 9.92	9,000	7.92 years		3,600
$12.10	43,760	8.79 years		8,752
$14.00	29,880	1.68 years		29,880
$15.75	30,454	4.07 years		30,454

Outstanding at December 31, 2003	133,999	5.30 years	$12.84	93,591	$13.29

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

	Three Months Ended
	December 31,

	2003	2002

Net income, as reported	$103,569	$87,494
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(801)	(1,770)

Pro forma net income	$102,768	$85,724

Earnings per share:
Basic - as reported	.15	.11
Basic - pro forma	.14	.11
Diluted - as reported	.14	.11
Diluted - pro forma	.14	.11

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

The weighted average fair value of options granted during the three months ended December 31, 2003 and 2002 was $0 and $12.10, respectively. The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 2002: expected dividend yield of 4.96%; expected option life of 10 years; expected volatility of 7.21%; and a risk-free interest rate of 4.03%.

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 13 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Three Months Ended December 31, 2003			Three Months Ended December 31, 2002
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total

Interest and dividend income	$1,780,963	$5,100	$1,786,063	$1,916,119	$5,698	$1,921,817
Interest expenses	699,651	—	699,651	1,001,310	—	1,001,310

Net interest income	1,081,312	5,100	1,086,412	914,809	5,698	920,507
Provision for loan losses	—	—	—	75,000	—	75,000

Net interest income after provision for loan losses	1,081,312	5,100	1,086,412	839,809	5,698	845,507
Other income	355,551	332,013	687,564	624,104	288,591	912,695
Other expenses	1,287,695	319,134	1,606,829	1,341,078	275,223	1,616,301

Income before income taxes	149,168	17,979	167,147	122,835	19,066	141,901
Income taxes	56,686	6,892	63,578	47,038	7,369	54,407

Net income	$92,482	$11,087	$103,569	$75,797	$11,697	$87,494

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)	Subsequent Event

On January 28, 2004, the Company declared a regular $0.15 per share cash dividend on the Company’s outstanding stock, payable on February 17, 2004, to stockholders of record as of February 10, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the first quarter of fiscal 2004, which ended December 31, 2003, increased $16,075, or 18.4%, to $103,569, when compared to the same period in fiscal 2003. Net interest income increased $165,905, or 18.0%, for the three-month period ended December 31, 2003, compared to the same period in fiscal 2003. Non-interest income decreased $225,131, or 24.7%, for the three-month period ended December 31, 2003 compared to the same period in fiscal 2003, while non-interest expense decreased $9,472, or .06%.

Primary earnings per common share, based on weighted average shares outstanding was $.15 and $.11 for the three months ended December 31, 2003 and December 31, 2002, respectively.

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

As of December 31, 2003, the interest rate spread increased 50 basis points as rates earned on interest-earning assets decreased 43 basis points to 5.91% while the cost of funds decreased 94 basis points to 2.39% compared to the same three-month period ending December 31, 2002. The decrease in rates paid and the decrease in rates received during this three-month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets decreased $.3 million, or .25%, from $121.3 million to $121.0 million while the average balance of interest-bearing liabilities decreased $3.4 million, or 2.8%, from $120.3 million to $116.9 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in an increase in net interest income of approximately $166,000, or 18.0%, and an increase in the interest rate spread from 3.01% to 3.51% for the three months ended December 31, 2003, respectively, compared to the same period in 2002.

Provision for Loan Losses

Provision for Loan Losses reflects a decrease in the amount of $75,000 for the three- month period ending December 31, 2003, when compared to the same period in fiscal 2003.

Other Income

For the three-month period ended December 31, 2003, total non-interest income decreased by approximately $225,000 to $688,000, compared to the same period in fiscal 2003. This decrease was primarily the result of a decrease of approximately $159,000 in gains on sales of loans, and a decrease of approximately $132,000 in gains on sale of investment securities available for sale. The decreases in non-

interest income are partially offset by an increase in employee benefit consulting fees and an increase in other income of approximately $43,000 and $35,000, respectively, when compared to the same period in fiscal 2003.

Other Expense

For the three-month period ended December 31, 2003, total non-interest expense decreased approximately $9,000 to $1,607,000 from $1,616,000 for the three-month period ended December 31, 2003. This decrease resulted primarily from a decrease in compensation and benefits of approximately $17,000, a decrease in occupancy and depreciation expense of approximately $10,000 and a decrease in data processing fees of approximately $18,000. These decreases in expenses are partially offset by an increase in other expenses of approximately $38,000.

Income Taxes

The Company’s effective tax rate for the three-month periods ended December 31, 2003 and 2002 was 38.0% and 38.0%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher then the statutory rate due primarily to state income taxes. Income tax expense increased approximately $9,000 or 16.9% to $63,000 for the three months ended December 31 2003, as compared to $54,000 for the three months ended December 31, 2002, due to the increase in pre-tax earnings.

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

	At or for the three
	months ended December 31,

	2003	2002

Return on assets	0.31%	0.25%
Return on equity	3.58%	2.54%
Equity to asset ratio	8.66%	9.99%
Interest rate spread	3.51%	3.01%
Net interest margin	3.59%	3.04%
Total risk-based capital	16.15%	16.44%
Non-performing loans to loans	2.94%	0.75%
Allowance for loan losses to loans	1.34%	0.98%
Allowance for loan losses to average non-performing loans	45.71%	130.42%
Ratio of net charge-offs to average loans outstanding	0.00%	0.01%
Book value per common share outstanding	$16.45	$17.23

Significant factors affecting the SouthFirst’s financial condition during the three months ended December 31, 2003 are detailed below:

Assets

Total assets decreased approximately $476,000, or .4%, from $133,654,000 at September 30, 2003 to $133,178,000 at December 31, 2003. Cash and amounts due from banks decreased approximately $2,254,000, or 37.3%, which was used primarily for the purpose of funding new loans during the first quarter of fiscal 2004. Net loans increased approximately $3,236,000, or 3.8%. These increase occurred primarily in business and residential construction loans. Other significant changes in assets occurring during the period was decreases in investment securities available for sale, loans held for sale and other assets for approximately $1,074,000, $359,000 and $251,000, respectively.

Liabilities

Total liabilities decreased approximately $463,000, or .4%, from $121,977,000 at September 30, 2003 to $121,514,000 at December 31, 2003. Deposits decreased approximately $2,948,000, or 3.2%, during the period, which represents a decrease in certificates of deposit of approximately $2,700,000 and a decrease in checking and other savings accounts of approximately $250,000. Borrowed funds increased approximately $2,708,000, which represents an increase of approximately $2,473,000 in short-term reverse repurchase agreements with Morgan Keegan and an increase in the balance of an existing line of credit with First Commercial Bank of $235,000. The increase in borrowed funds was used primarily for the purpose of meeting deposit demand.

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

At December 31, 2003, the allowance for loan losses was $1,194,196, compared to $1,191,033 at September 30, 2003, which represents an increase of approximately $3,000. Non-performing loans at December 31, 2003 were approximately $2,612,000 as compared to approximately $2,299,000 at September 30, 2003. At December 31, 2003 and September 30, 2003, the allowance for loan losses represented 1.34% and 1.39% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

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

As of December 31, 2003, First Federal’s average daily balance of liquid assets was approximately 37% of its September 30, 2003 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $6,324,000 in cash and cash equivalents, and approximately $28,166,000 in other qualifying assets. In addition, as of December 31, 2003, the fair market value of the company’s investment securities portfolio, which is held for sale, was $31,525,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of December 31, 2003, the amount of deposits was $90,610,000, which represents a decrease of 2,948,000 from the amount of deposits at September 30, 2003.

Other sources of funding used by the Company include commercial lines of credit, and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of December 31, 2003, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature on June 1, 2004, and of which there is an outstanding balance at December 31, 2003 for approximately $2,153,000. At December 31, 2003, the Company had outstanding balances with the FHLBA of $22,340,000.

First Federal also has short-term borrowings through reverse repurchase agreements with Morgan Keegan & Co. As of December 31, 2003, the balance outstanding on these was approximately $5,215,000.

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

As of December 31, 2003, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent
	Amount	of Asset Base

Tangible capital	$13,450,000	10.13%
Core capital	13,450,000	10.13%
Tier-based capital	13,748,000	16.15%

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

Item 3: Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report). Based on such evaluation, the Company’s Chief Executive Officer and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 13, 2004.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 13, 2004.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 13, 2004.

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

(b) Reports on Form 8-K.

On January 9, 2004, SouthFirst filed Form 8-K announcing the acquisition of the assets of Walton Mortgage pursuant to an asset purchase agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: February 13, 2004	By:	/s/ Joe K. McArthur

Joe K. McArthur
Chief Executive Officer
(principal executive officer)

Date: February 13, 2004	By:	/s/ Janice Browning

Janice Browning
Controller, Treasurer
(principal accounting officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 13, 2004.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 13, 2004.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 13, 2004.