Form 10QSB
period 2004-03-31
SOUTHFIRST BANCSHARES INC
filed 2004-05-17
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2004	Commission File Number 1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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

     ☒ Yes              ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

     ☐ Yes              ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	709,083 shares
Outstanding at May 3, 2003
Class

Transitional Small Business Disclosure Format ☐ Yes ☒ No

SOUTHFIRST BANCSHARES, INC.
FORM 10-QSB
For the Quarterly Period Ended March 31, 2004

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Consolidated Statements of Financial Condition
March 31, 2004 (Unaudited) and September 30, 2003

	March 31,	September 30,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$4,321,343	$6,049,325
Interest-bearing deposits in other financial institutions	581,908	533,003
Investment securities available-for-sale, at fair value	31,209,788	32,599,988
Loans receivable	88,665,194	85,573,736
Less allowance for loan losses	(839,763)	(1,191,033)

Net loans	87,825,431	84,382,703
Loans held for sale at cost (which approximates fair value)	1,763,651	1,107,805
Foreclosed assets, net	565,525	77,680
Premises and equipment, net	4,537,357	4,298,889
Federal Home Loan Bank stock, at cost	1,117,000	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	644,912	679,402
Other assets	3,614,011	2,264,952

Total Assets	$136,724,632	$133,654,453

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,909,125	$3,657,079
Interest bearing	94,549,474	89,900,902

Total deposits	98,458,599	93,557,981

Advances by borrowers for property taxes and insurance	165,209	213,042
Accrued interest payable	503,378	576,676
Borrowed funds	26,065,561	27,000,861
Accrued expenses and other liabilities	434,421	628,522

Total liabilities	125,627,168	121,977,082

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,284 shares issued and 709,083 shares outstanding at March 31, 2004; 989,868 shares issued and 713,944 shares outstanding at September 30, 2003	10,000	9,996
Additional paid-in capital	9,843,959	9,837,058
Treasury stock, at cost (281,201 shares at March 31, 2004; 275,924 shares at September 30, 2003)	(3,893,562)	(3,809,839)
Deferred compensation on common stock employee benefit plans	(171,302)	(183,179)
Shares held in trust at cost (9,775 shares at March 31, 2004 and September 30, 2003)	(107,161)	(107,161)
Retained earnings	5,384,264	6,148,255
Accumulated comprehensive other income (loss)	31,266	(217,759)

Total stockholders’ equity	11,097,464	11,677,371

Total Liabilities and Stockholders’ Equity	$136,724,632	$133,654,453

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three and Six Months Ended March 31, 2004 and 2003

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$2,689,637	$3,045,461	$1,350,059	$1,491,421
Interest income on deposits in other financial institutions	19,011	57,278	11,556	27,150
Interest and dividend income on investment securities	864,024	643,691	424,994	306,042

Total interest and dividend income	3,572,672	3,746,430	1,786,609	1,824,613

Interest expense:
Interest on deposits	872,194	1,389,052	441,536	644,367
Interest on borrowed funds	535,932	505,697	266,938	249,072

Total interest expense	1,408,126	1,894,749	708,474	893,439

Net interest income	2,164,546	1,851,681	1,078,135	931,174
Provision for loan losses	1,235,690	88,963	1,235,690	13,963

Net interest income (loss) after provision for loan losses	928,856	1,762,718	(157,555)	917,211

Other income:
Service charges and other fees	264,175	256,354	133,591	121,914
Employee benefit trust and consulting fees	709,662	540,215	380,649	254,624
Gain on sale of loans	293,605	543,118	156,736	247,582
Gain (loss) on sale of foreclosed assets	(1,535)	(16,895)	—	(15,000)
Gain (loss) on sale of equipment	927	11,165	—	—
Gain (loss) on sale of investment securities available-for-sale	157,931	233,738	157,931	102,094
Other	171,909	174,139	80,203	117,925

Total other income	1,596,674	1,741,834	909,110	829,139

Other expenses:
Compensation and benefits	2,127,464	2,081,917	1,112,000	1,048,940
Net occupancy expense	192,525	200,515	102,732	108,279
Furniture and fixtures	226,733	230,617	115,437	111,385
Data processing	170,287	143,785	112,911	67,939
Office supplies and expense	213,174	214,873	111,427	110,840
Deposit insurance premiums	49,693	54,865	25,299	27,310
Legal	77,500	60,000	43,750	30,000
Other	357,085	315,393	184,078	180,971

Total other expenses	3,414,461	3,301,965	1,807,634	1,685,664

Income (loss) before income taxes	(888,931)	202,587	(1,056,079)	60,686
Income tax expense (benefit)	(337,685)	77,112	(401,262)	22,705

Net income (loss)	$(551,246)	$125,475	$(654,817)	$37,981

Earnings (loss) per share:
Basic	(0.78)	0.16	(0.92)	0.05
Diluted	(0.75)	0.16	(0.88)	0.05
Cash dividends declared	0.30	0.30	0.15	0.15
Weighted average shares outstanding:
Basic	709,161	772,897	709,088	745,280
Diluted	739,823	787,529	740,059	765,954

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Six Months Ended March 31, 2004

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Comprehensive	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Other Income	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	(Loss)	Equity
Balance at September 30, 2003	$9,996	$9,837,058	$(3,809,839)	$(183,179)	$(107,161)	$6,148,255	$(217,759)	$11,677,371

Comprehensive income:
Net income (loss)						(551,246)		(551,246)
Change in net unrealized gain on available-for-sale securities, net of reclassi- fication adjustments and income taxes of $152,628							249,025	249,025

Total comprehensive income (loss)								(302,221)

Vesting of deferred compensation shares				11,877				11,877
Acquisition of Treasury stock			(83,723)					(83,723)
Stock options exercised	4	6,901						6,905
Cash dividends declared						(212,745)		(212,745)

Balance at March 31, 2004	$10,000	$9,843,959	$(3,893,562)	$(171,302)	$(107,161)	$5,384,264	$31,266	$11,097,464

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended March 31, 2004 and 2003

	2004	2003
Operating activities:
Net income (loss)	$(551,246)	$125,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,235,690	88,963
Depreciation and amortization	157,986	175,811
Gain on sale of securities	(157,931)	(233,738)
Gain on sale of loans	(293,605)	(543,118)
Increase (decrease) in deferred loan origination fees	6,661	5,257
Net amortization of premium/discount on investment securities available-for-sale	4,415	4,140
(Gain) loss on sale of other property owned	(927)	(11,165)
(Gain) loss on sale of foreclosed assets	1,535	16,895
Loans originated for sale	(12,862,387)	(28,264,470)
Proceeds from sale of loans	12,500,146	25,397,285
(Increase) decrease in accrued interest receivable	34,490	133,268
(Increase) decrease in other assets	(1,349,059)	195,755
Deferred compensation expense	11,877	47,877
Increase (decrease) in accrued interest payable	(73,298)	(82,812)
Increase (decrease) in accrued expenses and other liabilities	(346,729)	(188,111)

Net cash used in operating activities	(1,682,382)	(3,132,688)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(48,905)	(5,411)
Proceeds from calls and maturities of investment securities available-for-sale	1,997,450	9,966,362
Purchase of investment securities available-for-sale	(3,600,000)	(7,311,145)
Proceeds from sale of investment securities available-for-sale	3,547,919	3,409,574
Proceeds from sale of Federal Home Loan Bank stock	—	862,800
Net (increase) decrease in loans	(4,675,423)	2,126,101
Purchase of premises and equipment	(405,903)	(119,209)
Proceeds from sale of foreclosed assets	37,282	27,250
Proceeds from sale of other assets	10,376	193,118
Transfer from loans of real estate owned property	(500,000)	(780,699)
Transfer from loans of other repossessed assets	(36,318)	(3,180)

Net cash provided (used) by investing activities	(3,673,522)	8,365,561

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended March 31, 2004 and 2003

	2004	2003
Financing activities:
Increase (decrease) in deposits	$4,900,618	$4,664,572
Proceeds from borrowed funds	33,101,389	1,419,000
Repayment of borrowed funds	(34,036,689)	(6,018,750)
Cash dividends paid	(212,745)	(237,951)
Acquisition of treasury stock	(83,723)	(1,195,712)
Proceeds from exercise of stock options	6,905	—
Decrease in advances by borrowers for property taxes and insurance	(47,833)	(55,287)

Net cash provided (used) by financing activities	3,627,922	(1,424,128)

Increase (decrease) in cash and cash equivalents	(1,727,982)	3,808,745
Cash and cash equivalents at beginning of period	6,049,325	8,122,898

Cash and cash equivalents at end of period	$4,321,343	$11,931,643

Supplemental information on cash payments:
Interest paid	$1,334,828	$1,977,561

Income taxes paid	$50,191	$101,112

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$249,025	$(180,100)

Real estate obtained through foreclosure	$500,000	$780,699

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2004 and 2003

(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended March 31, 2004, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, First Federal of the South (“First Federal”), and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at September 30, 2003	73,700	$12.40	61,971	$13.36
Exercised	—	—	(416)	10.22
Forfeited	—	—	(1,256)	13.55

Outstanding at March 31, 2004	73,700	$12.40	60,299	$13.38

     Information pertaining to options outstanding at March 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise	Number	Exercise
Exercise Price	Number Outstanding	Life	Price	Exercisable	Price
$9.75	20,905	3.59 years		20,905
$9.92	9,000	7.67 years		3,600
$12.10	43,760	8.54 years		8,752
$14.00	29,880	1.43 years		29,880
$15.75	30,454	3.82 years		30,454

Outstanding at March 31, 2004	133,999	5.05 years	$12.84	93,591	$13.29

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

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(551,246)	$125,475	$(654,817)	$37,981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,445)	(12,918)	(644)	(6,459)

Pro forma net income (loss)	$(552,691)	$112,557	$(655,461)	$31,522

Earnings (loss) per share:
Basic — as reported	$(.78)	$.16	$(.92)	$.05
Basic — pro forma	(.78)	.15	(.92)	.04
Diluted — as reported	(.75)	.16	(.88)	.05
Diluted — pro forma	(.75)	.14	(.89)	.04

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

The weighted average fair value of options granted during the six months ended March 31, 2004 and 2003 was $0 and $12.10, respectively. The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 2002: expected dividend yield of 4.96%; expected option life of 10 years; expected volatility of 7.21%; and a risk-free interest rate of 4.03%.

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 13 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Six Months Ended March 31, 2004			Six Months Ended March 31, 2003
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$3,561,361	$11,311	$3,572,672	$3,735,085	$11,345	$3,746,430
Interest expenses	1,408,126	—	1,408,126	1,894,749	—	1,894,749

Net interest income	2,153,235	11,311	2,164,546	1,840,336	11,345	1,851,681
Provision for loan losses	1,235,690	—	1,235,690	88,963	—	88,963

Net interest income after provision for loan losses	917,545	11,311	928,856	1,751,373	11,345	1,762,718
Other income	877,386	719,288	1,596,674	1,195,619	546,215	1,741,834
Other expenses	2,777,174	637,287	3,414,461	2,750,021	551,944	3,301,965

Income (loss) before income taxes	(982,243)	93,312	(888,931)	196,971	5,616	202,587
Income taxes	(373,226)	35,541	(337,685)	74,848	2,264	77,112

Net income (loss)	$(609,017)	$57,771	$(551,246)	$122,123	$3,352	$125,475

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Consulting	Total	Activities	Consulting	Total
Interest and dividend income	$1,780,398	$6,211	$1,786,609	$1,818,966	$5,647	$1,824,613
Interest expenses	708,474	—	708,474	893,439	—	893,439

Net interest income	1,071,924	6,211	1,078,135	925,527	5,647	931,174
Provision for loan losses	1,235,690	—	1,235,690	13,963	—	13,963

Net interest income after provision for loan losses	(163,766)	6,211	(157,555)	911,564	5,647	917,211
Other income	521,835	387,275	909,110	571,515	257,624	829,139
Other expenses	1,489,482	318,152	1,807,634	1,408,943	276,721	1,685,664

Income (loss) before income taxes	(1,131,413)	75,334	(1,056,079)	74,136	(13,450)	60,686
Income taxes	(429,911)	28,649	(401,262)	27,810	(5,105)	22,705

Net income (loss)	$(701,502)	$46,685	$(654,817)	$46,326	$(8,345)	$37,981

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4)	Subsequent Event

On April 28, 2004, the Company declared a regular $0.15 per share cash dividend on the Company’s outstanding stock, payable on May 17, 2004, to stockholders of record as of May 11, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the three months ended March 31, 2004 decreased $692,798, and decreased for the six months ended March 31, 2004 by $676,721 compared to the same periods in fiscal 2003. Net interest income, after the provision for loan losses for the three months ended March 31, 2004 decreased $1,074,766, and decreased $833,862 for the six month period ended March 31, 2004 compared to the same period in fiscal 2003. This decrease is primarily attributable to an additional provision for loan losses of $1,235,690, the reasons for which are discussed below under the heading “Provision for Loan Losses.” Non-interest income increased $79,971, or 9.6%, for the three month period ended March 31, 2004, and decreased $145,160, or 8.3%, for the six month period ended March 31, 2004, when compared to the same periods in fiscal 2003. Non-interest expense increased $121,970, or 7.2%, for the three month period ended March 31, 2004 and increased $112,496, or 3.4%, for the six month period ended March 31, 2004, compared to the same periods in fiscal 2003.

Primary earnings (loss) per common share, based on weighted-average shares outstanding was $(.92) and $.05 for the three months ended March 31, 2004 and 2003, respectively, and $(.78) and $.16 for the six months ended March 31, 2004 and 2003, respectively.

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

As of March 31, 2004, the interest rate spread increased 37 basis points as rates earned on interest-earning assets decreased 27 basis points to 5.85%, while the cost of funds decreased 64 basis points to 2.34% compared to the same three-month period ending March 31, 2003. The decrease in rates paid and the decrease in rates received during this three-month interval reflects the downward trend in the re-pricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets increased $2.9 million, or 2.4%, from $119.3 million to $122.1 million, while the average balance of interest-bearing liabilities increased $1.3 million, or 1.0%, from $119.8 million to $121.1 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in an increase in the interest rate spread from 3.14% to 3.51%, and an increase in net interest income of approximately $147,000, or 15.8%, and $312,865, or 16.9%, for the three and six months ended March 31, 2004, respectively, compared to the same period in fiscal 2003.

Provision for Loan Losses

Provision for loan losses reflects an increase in the amount of $1,146,727, or 1,289.0%, for the six month period ended March 31, 2004, when compared to the same period in fiscal 2003. This increase is primarily the result of the write-down of an acquisition and development loan, which was foreclosed on in January 2004. At the date of foreclosure, this loan had a disbursed balance of approximately $1,948,000, with previously recognized allowances of approximately $525,000. At the time of foreclosure, the fair value of the property was estimated to be $500,000. The adjustment to fair value, along with related expenses, resulted in a loss of approximately $1,035,000 for the three month period ended March 31, 2004. At March 31, 2004, the allowance for loan losses to total average loans outstanding was 0.93% compared to 1.00% for the same period ended March 31, 2003.

The current year to date provision also includes an additional $200,000 general loan loss provision recorded to increase the balance in the allowance for loan losses to an appropriate level, based on continuing reviews of asset quality.

Other Income

Total other income for the six months ended March 31, 2004 decreased approximately $145,000 to $1,597,000, compared to $1,742,000 for the six months ended March 31, 2003. A portion of the decrease in total non-interest income was attributable to a decrease of approximately $250,000 in gain on sale of loans and a decrease of approximately $76,000 in gains on sale of investment securities available-for-sale. These decreases in other income are partially offset by an increase in fee income generated from employee benefit trust and consulting of approximately $169,000, and an increase in service charges and other fees of approximately $8,000 when compared to the same period ended March 31, 2003.

For the three months ended March 31, 2004, total non-interest income increased by approximately $80,000 to $909,000, compared to $829,000 for the same period in fiscal 2003. This increase was primarily the result of an increase from the sale of investment securities available-for-sale of approximately $56,000, an increase in fee income generated from employee benefit trust and consulting of approximately $126,000, and an increase in service charges and other fees of approximately $12,000 and a decrease in the loss of foreclosed real estate of $15,000 when compared to the same period in fiscal 2003. These increases in other income are partially offset by a decrease in the gain on sale of loans of approximately $91,000 and a decrease in other income of approximately $38,000.

Other Expense

Total other expense for the six months ended March 31, 2004 increased by approximately $112,000 to $3,414,000 as compared to $3,302,000 for the six months ended March 31, 2003. The changes in other non-interest expense is attributable to an increase in compensation and benefits of approximately $46,000, an increase in data processing expenses of approximately $27,000, an increase in legal expenses of approximately $18,000 and an increase in other expenses by approximately $42,000. Net occupancy expenses, furniture and fixtures expense and deposit insurance premiums decreased $8,000, $4,000 and $5,000, respectively, as compared to the same period in fiscal 2003.

For the three months ended March 31, 2004, total non-interest expense increased approximately $122,000 to $1,808,000 from $1,686,000 for the three months ended March 31, 2003. This increase resulted primarily from an increase in compensation and benefits of approximately $63,000, an increase in data processing of approximately $45,000, an increase in legal expenses of approximately $14,000, and an increase in furniture and fixtures and other expenses of approximately $4,000. Occupancy expenses and deposit insurance premiums decreased approximately $8,000 when compared to the same period in fiscal 2003.

Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2004 and 2003 was 38.0% and 38.1%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher then the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $415,000 to ($337,685) for the six months ended March 31, 2004, as compared to $77,112 for the six months ended March 31, 2003, due to the decrease in pre-tax earnings.

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

	At or for the three
	months ended
	March 31,
	2004	2003
Return on assets	(1.90)%	0.11%
Return on equity	(22.79)%	1.19%
Equity to asset ratio	8.35%	9.22%
Interest rate spread	3.51%	3.14%
Net interest margin	3.53%	3.12%
Total risk based capital	15.16%	16.23%
Non-performing loans to loans	0.53%	.33%
Allowance for loan losses to loans	0.93%	1.00%
Allowance for loan losses to average non-performing loans	175.02%	300.95%
Ratio of net charge offs to average loans outstanding	1.76%	0.01%
Book value per common share outstanding	$15.65	$17.18

Significant factors affecting SouthFirst’s financial condition during the three months ended March 31, 2004 are detailed below:

Assets

Total assets increased approximately $3,070,000, or 2.3%, from $133,654,000 at September 30, 2003 to $136,725,000 at March 31, 2004. Net loans increased approximately $3,443,000, or 4.1%, which occurred primarily in business and residential construction loans. Cash and amounts due from banks decreased approximately $1,700,000, which was used primarily for the purpose of funding new loans. Other significant changes occurring in assets during the period was increases in loans held for sale, premises and equipment, foreclosed real estate and other assets of approximately $656,000, $238,000, $500,000 and $1,349,000, respectively, while investment securities available-for-sale decreased approximately $1,390,000 for the period.

Liabilities

Total liabilities increased approximately $3,650,000, or 3.0%, from $121,977,000 at September 30, 2003 to $125,627,000 at March 31, 2004. Deposits increased approximately $4,901,000, or 5.2%, during the period, which represents an increase in certificates of deposit of approximately $4,288,000 and an increase in checking and other savings accounts of approximately $613,000. Borrowed funds decreased approximately $935,000, which represents a decrease of approximately $1,320,000 in short-term reverse repurchase agreements with Morgan Keegan and an increase in the balance of an existing line of credit with First Commercial Bank of $385,000.

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

At March 31, 2004, the allowance for loan losses was $839,763, compared to $1,191,033 at September 30, 2003, which represents a decrease of approximately $351,000. Non-performing loans at March 31, 2004 were approximately $480,000 as compared to approximately $2,299,000 at September 30, 2003. At March 31, 2004 and September 30, 2003, the allowance for loan losses represented 0.93% and 1.39% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems and guidelines provided by the banking regulatory authorities governing First Federal.

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

As of March 31, 2004, First Federal’s average daily balance of liquid assets was approximately 27.0% of its December 31, 2003 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $7,311,000 in cash and cash equivalents, and approximately $18,020,000 in other qualifying assets. In addition, as of March 31, 2004, the fair market value of the company’s investment securities portfolio, which is held for sale, was $31,210,000. Due to market value adjustments on the portfolio since this reporting date however, as of May 13, 2004, the market value of the portfolio has declined by approximately $1,230,000, or 4%, of its March 31, 2004 value. Furthermore, since the March 31, 2004 reporting date, $5,000,000 of the Company’s investment portfolio was sold on May 13, 2004 at an after tax loss of approximately $49,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of March 31, 2004, the amount of deposits was $98,459,000, which represents an increase of $4,901,000 from the amount of deposits at September 30, 2003.

Other sources of funding used by the Company include commercial lines of credit and advances from the

Federal Home Loan Bank of Atlanta (the “FHLBA”). At March 31, 2004, the Company had outstanding balances with the FHLBA of $22,340,000. As of March 31, 2004, the Company also had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature on June 1, 2004, and of which there is an outstanding balance at March 31, 2004 for approximately $2,303,000.

First Federal also has short-term borrowings through reverse repurchase agreements with Morgan Keegan & Company. As of March 31, 2004, the balance outstanding on these was approximately $1,423,000.

Management believes that the Company’s significant liquidity and existing funding sources are more than adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.

Capital Adequacy and Resources

Management is committed to maintaining First Federal’s capital at a level that would be sufficient to protect depositors, provide for reasonable growth and comply fully with all regulatory requirements. Management’s strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied its capital requirements primarily through the retention of earnings.

As of March 31, 2004, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$12,830,000	9.40%
Core capital	12,830,000	9.40%
Tier-based capital	13,319,000	15.16%

Acquisitions

As previously disclosed in Form 8-K filed on January 9, 2004, First Federal of the South’s wholly-owned subsidiary, SouthFirst Mortgage, Inc., acquired all of the assets and work in progress of Walton Mortgage, Inc., for $100,000 in cash pursuant to an asset purchase agreement. In addition to being based in Chelsea, Alabama, a rapidly growing area on the outskirts of Birmingham, Walton Mortgage has mortgage loan originators who generate mortgage loans in other locations within Alabama, including Huntsville, Montgomery, Cullman and Alexander City. These lending areas will complement the mortgage banking activities of SouthFirst Mortgage located in Birmingham.

Item 3: Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on their evaluation, the Chief Executive Officer and Controller have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company and the Company’s consolidated subsidiaries, required to be included in periodic reports, including this quarterly report, filed by the Company with the SEC.

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

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

32
Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

The certificate listed as Exhibit 32 is being furnished pursuant to the final rule issued by the Securities and Exchange Commission in Release No. 33-8238 to accompany this quarterly report and shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of such section or Section 11 of the Securities Act of 1933 (the “Securities Act”), nor shall such certificates be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of the general incorporation language of such filings, except as shall be expressly set forth by specific reference in such filing.

(b)	Reports on Form 8-K.

On January 9, 2004, SouthFirst filed Form 8-K announcing the acquisition of the assets of Walton Mortgage pursuant to an asset purchase agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: May 14, 2004	By:	/s/ Joe K. McArthur

Joe K. McArthur
Chief Executive Officer
(principal executive officer)

Date: May 14, 2004	By:	/s/ Janice Browning

Janice Browning
Controller, Treasurer
(principal accounting officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

32	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.