Form 10QSB
period 2004-06-30
SOUTHFIRST BANCSHARES INC
filed 2004-08-16
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
June 30, 2004	1-13640

SOUTHFIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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

     [X] Yes                                         [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

     [  ] Yes                                          [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	709,033 shares

Class	Outstanding at August 2, 2004

Transitional Small Business Disclosure Format [  ] Yes [X] No

SOUTHFIRST BANCSHARES, INC.
FORM 10-QSB
For the Quarterly Period Ended June 30 2004

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Consolidated Statements of Financial Condition
June 30, 2004 (Unaudited) and September 30, 2003

	June 30,	September 30,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$7,901,099	$6,049,325
Interest-bearing deposits in other financial institutions	637,242	533,003
Securities available-for-sale, at fair value	14,231,502	32,599,988
Securities held-to-maturity at amortized cost, fair value of $15,056,165	15,046,166	—
Loans receivable	90,117,275	85,573,736
Less allowance for loan losses	(831,664)	(1,191,033)

Net loans	89,285,611	84,382,703
Loans held for sale at cost (which approximates fair value)	803,720	1,107,805
Foreclosed assets, net	526,743	77,680
Premises and equipment, net	4,658,605	4,298,889
Federal Home Loan Bank stock, at cost	1,117,000	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	734,119	679,402
Other assets	3,293,288	2,264,952

Total Assets	$138,778,801	$133,654,453

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,167,448	$3,657,079
Interest bearing	94,882,694	89,900,902

Total deposits	98,050,142	93,557,981

Advances by borrowers for property taxes and insurance	204,782	213,042
Accrued interest payable	493,642	576,676
Borrowed funds	29,021,011	27,000,861
Accrued expenses and other liabilities	829,701	628,522

Total liabilities	128,599,278	121,977,082

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,284 shares issued and 709,033 shares outstanding at June 30, 2004;
989,868 shares issued and 713,944 shares outstanding at September 30, 2003	10,000	9,996
Additional paid-in capital	9,843,959	9,837,058
Treasury stock, at cost (281,251 shares at June 30, 2004; 275,924 shares at September 30, 2003)	(3,894,382)	(3,809,839)
Deferred compensation on common stock employee benefit plans	(165,364)	(183,179)
Shares held in trust at cost (9,775 shares at June 30, 2004 and September 30, 2003)	(107,161)	(107,161)
Retained earnings	5,267,323	6,148,255
Accumulated comprehensive other income (loss)	(774,852)	(217,759)

Total stockholders’ equity	10,179,523	11,677,371

Total Liabilities and Stockholders’ Equity	$138,778,801	$133,654,453

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three and Nine Months Ended June 30, 2004 and 2003

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$4,040,405	$4,496,951	$1,350,769	$1,451,490
Interest income on deposits in other financial institutions	27,184	77,650	8,172	20,372
Interest and dividend income on securities available for sale	1,129,723	984,759	265,699	341,068
Interest income on securities held to maturity	131,724	—	131,724	—

Total interest and dividend income	5,329,036	5,559,360	1,756,364	1,812,930

Interest expense:
Interest on deposits	1,294,193	1,999,088	422,000	610,036
Interest on borrowed funds	801,279	759,978	265,347	254,281

Total interest expense	2,095,472	2,759,066	687,347	864,317

Net interest income before provision for loan losses	3,233,564	2,800,294	1,069,017	948,613
Provision for loan losses	1,244,958	118,451	9,268	29,488

Net interest income after provision for loan losses	1,988,606	2,681,843	1,059,749	919,125

Other income:
Service charges and other fees	412,140	405,890	147,965	149,536
Employee benefit trust and consulting fees	1,152,793	866,438	443,132	326,225
Gain on sale of loans	560,333	872,409	266,729	329,291
Gain (loss) on sale of foreclosed assets	1,868	5,700	3,404	22,595
Gain (loss) on sale of equipment	927	13,890	—	2,725
Gain (loss) on sale of investment securities available-for-sale	79,024	236,150	(78,906)	2,412
Other	243,375	268,981	71,464	94,840

Total other income	2,450,460	2,669,458	853,788	927,624

Other expenses:
Compensation and benefits	3,355,748	3,138,281	1,228,274	1,056,364
Net occupancy expense	297,077	295,654	104,552	95,139
Furniture and fixtures	356,319	340,043	129,587	109,426
Data processing	288,048	202,165	117,761	58,380
Office supplies and expense	327,857	328,303	114,683	113,430
Deposit insurance premiums	76,233	82,028	26,539	27,163
Legal	126,250	126,350	48,750	66,350
Other	515,252	510,772	158,178	195,378

Total other expenses	5,342,784	5,023,596	1,928,324	1,721,630

Income (loss) before income taxes	(903,718)	327,705	(14,787)	125,119
Income tax expense (benefit)	(342,029)	124,597	(4,345)	47,485

Net income (loss)	$(561,689)	$203,108	$(10,442)	$77,634

Earnings (loss) per share:
Basic	(0.79)	0.27	(0.01)	0.11
Diluted	(0.76)	0.26	(0.01)	0.11
Cash dividends declared	0.45	0.45	0.15	0.15
Weighted average shares outstanding:
Basic	709,131	752,700	709,070	711,819
Diluted	739,481	767,263	739,107	727,766

See accompanying notes to consolidated financial statements. 2

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Nine Months Ended June 30, 2004

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Comprehensive	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Other Income	Stockholders'
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	(Loss)	Equity
Balance at September 30, 2003	$9,996	$9,837,058	$(3,809,839)	$(183,179)	$(107,161)	$6,148,255	$(217,759)	$11,677,371

Comprehensive income:
Net income (loss)	—	—	—	—	—	(561,689)	—	(561,689)
Change in net unrealized gain on available-for-sale securities, net of reclassification adjustments and income taxes of $341,444	—	—	—	—	—	—	(557,093)	(557,093)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(1,118,782)

Vesting of deferred compensation shares	—	—	—	17,815	—	—	—	17,815
Acquisition of Treasury stock		—	(84,543)	—	—	—	—	(84,543)
Stock options exercised	4	6,901	—	—	—	—	—	6,905
Cash dividends declared	—	—	—	—	—	(319,243)	—	(319,243)

Balance at June 30, 2004	$10,000	$9,843,959	$(3,894,382)	$(165,364)	$(107,161)	$5,267,323	$(774,852)	$10,179,523

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2004 and 2003

	2004	2003
Operating activities:
Net income (loss)	$(561,689)	$203,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,244,958	118,451
Depreciation and amortization	265,891	255,712
Gain on sale of securities	(79,024)	(236,150)
Gain on sale of loans	(560,333)	(872,409)
Increase (decrease) in deferred loan origination fees	(5,032)	(2,125)
Net amortization of premium/discount on investment securities	(537)	(9,818)
(Gain) loss on sale of other property owned	(927)	(13,890)
(Gain) loss on sale of foreclosed assets	(1,868)	(5,700)
Loans originated for sale	(24,122,621)	(41,732,909)
Proceeds from sale of loans	24,987,039	40,846,799
(Increase) decrease in accrued interest receivable	(54,717)	124,271
(Increase) decrease in other assets	(1,028,336)	23,806
Deferred compensation expense	17,815	71,904
Increase (decrease) in accrued interest payable	(83,034)	(80,160)
Increase (decrease) in accrued expenses and other liabilities	542,623	(137,140)

Net cash used in operating activities	560,208	(1,446,250)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(104,239)	358,985
Proceeds from calls and maturities of investment securities available-for-sale	2,468,580	14,981,500
Purchase of investment securities available-for-sale	(8,503,846)	(23,713,384)
Proceeds from sale of investment securities available-for-sale	8,538,610	6,409,574
Proceeds from sale of Federal Home Loan Bank stock	—	1,112,800
Net (increase) decrease in loans	(6,108,153)	2,780,111
Purchase of premises and equipment	(635,056)	(170,631)
Proceeds from sale of foreclosed assets	81,185	267,386
Proceeds from sale of other assets	10,376	452,059
Transfer from loans of real estate owned property	(508,605)	(780,364)
Transfer from loans of other repossessed assets	(54,456)	2,901

Net cash provided by investment activities	(4,815,604)	1,700,937

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2004 and 2003

	2004	2003
Financing activities:
Increase (decrease) in deposits	$4,492,161	$3,767,115
Proceeds from borrowed funds	49,168,299	4,589,000
Repayment of borrowed funds	(47,148,149)	(7,988,750)
Cash dividends paid	(319,243)	(345,752)
Acquisition of treasury stock	(84,543)	(1,312,530)
Proceeds from exercise of stock options	6,905
Decrease in advances by borrowers for property taxes and insurance	(8,260)	(62,589)

Net cash provided (used) by financing activities	6,107,170	(1,353,506)

Increase (decrease) in cash and cash equivalents	1,851,774	(1,098,819)
Cash and cash equivalents at beginning of period	6,049,325	8,122,898

Cash and cash equivalents at end of period	$7,901,099	$7,024,079

Supplemental information on cash payments:
Interest paid	$2,178,506	$2,839,226

Income taxes paid	$124,917	$185,375

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$33,178	$4,927

Real estate obtained through foreclosure	$508,605	$780,364

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

Information filed on this Form 10-QSB as of and for the quarter ended June 30, 2004, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, First Federal of the South (“First Federal”), and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at September 30, 2003	73,700	$12.40	61,971	$13.36
Exercised	—	—	(416)	10.22
Forfeited	—	—	(1,256)	13.55

Outstanding at June 30, 2004	73,700	$12.40	60,299	$13.38

Information pertaining to options outstanding at June 30, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 9.75	20,905	3.35 years		20,905
9.92	9,000	7.42 years		3,600
12.10	43,760	8.29 years		8,752
14.00	29,880	1.18 years		29,880
15.75	30,454	3.58 years		30,454

Outstanding at June 30, 2004	133,999	4.80 years	$12.84	93,591	$13.29

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(561,689)	$203,108	$(10,442)	$77,634
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,094)	(6,104)	(649)	(2,035)

Pro forma net income (loss)	$(563,783)	$197,004	$(11,091)	$75,599

Earnings (loss) per share:
Basic — as reported	$(.79)	$.27	$(.01)	$.11
Basic — pro forma	(.80)	.26	(.02)	.11
Diluted — as reported	(.76)	.26	(.01)	.11
Diluted — pro forma	(.76)	.26	(.02)	.10

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

The weighted average fair value of options granted during the nine months ended June 30, 2004 and 2003 was $.00 and $12.10, respectively. The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 2003: expected dividend yield of 4.96%; expected option life of 10 years; expected volatility of 7.21%; and a risk-free interest rate of 4.03%.

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 13 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Nine Months Ended June 30, 2004			Nine Months Ended June 30, 2003
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$5,311,161	$17,875	$5,329,036	$5,543,858	$15,502	$5,559,360
Interest expenses	2,095,472	—	2,095,472	2,759,066	—	2,759,066

Net interest income	3,215,689	17,875	3,233,564	2,784,792	15,502	2,800,294
Provision for loan losses	1,244,958	—	1,244,958	118,451	—	118,451

Net interest income after provision for loan losses	1,970,731	17,875	1,988,606	2,666,341	15,502	2,681,843
Other income	1,285,041	1,165,419	2,450,460	1,794,020	875,438	2,669,458
Other expenses	4,366,321	976,463	5,342,784	4,212,629	810,967	5,023,596

Income (loss) before income taxes	(1,110,549)	206,831	(903,718)	247,732	79,973	327,705
Income taxes	(420,789)	78,760	(342,029)	94,199	30,398	124,597

Net income (loss)	$(689,760)	$128,071	$(561,689)	$153,533	$49,575	$203,108

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Consulting	Total	Activities	Consulting	Total
Interest and dividend income	$1,749,801	$6,563	$1,756,364	$1,808,773	$4,157	$1,812,930
Interest expenses	687,347	—	687,347	864,317	—	864,317

Net interest income	1,062,454	6,563	1,069,017	944,456	4,157	948,613
Provision for loan losses	9,268	—	9,268	29,488	—	29,488

Net interest income after provision for loan losses	1,053,186	6,563	1,059,749	914,968	4,157	919,125
Other income	407,656	446,132	853,788	598,399	329,225	927,624
Other expenses	1,589,148	339,176	1,928,324	1,462,606	259,024	1,721,630

Income (loss) before income taxes	(128,306)	113,519	(14,787)	50,761	74,358	125,119
Income taxes	(47,565)	43,220	(4,345)	19,350	28,135	47,485

Net income (loss)	$(80,741)	$70,299	$(10,442)	$31,411	$46,223	$77,634

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(4) Subsequent Event

On July 28, 2004, the Company declared a regular $0.15 per share cash dividend on the Company’s outstanding stock, payable on August 20, 2004, to stockholders of record as of August 11, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the three months ended June 30, 2004 decreased $88,076, or 113.4%, and decreased for the nine months ended June 30, 2004 by $764,497, or 376.5%, compared to the same periods in fiscal 2003. Net interest income, after the provision for loan losses for the three months ended June 30, 2004 increased $140,624, or 15.3%, and decreased $693,237, or 25.8%, for the nine month period ended June 30, 2004 compared to the same period in fiscal 2003. This decrease is attributable primarily to a provision for loan losses of $1,244,958, the reasons for which are discussed below under the heading “Provision for Loan Losses.” Non-interest income decreased $73,836, or 8.0%, for the three month period ended June 30, 2004, and decreased $218,998, or 8.2%, for the nine month period ended June 30, 2004, when compared to the same periods in fiscal 2003. Non-interest expense increased $206,694, or 12.0%, for the three month period ended June 30, 2004 and increased $319,188, or 6.4%, for the nine month period ended June 30, 2004, compared to the same periods in fiscal 2003.

Primary earnings (loss) per common share, based on weighted average shares outstanding was ($.01) and $.11 for the three months ended June 30, 2004 and 2003, respectively, and ($.79) and $.27 for the nine months ended June 30, 2004 and 2003, respectively.

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

As of June 30, 2004, the interest rate spread increased 46 basis points as rates earned on interest-earning assets decreased 18 basis points to 5.71% while the cost of funds decreased 64 basis points to 2.23% compared to the same three-month period ending June 30, 2003. The decrease in rates paid and the decrease in rates received during this three-month interval reflects the downward trend in the repricing of higher yielding certificates of deposit, as well as a downward trend of the overall interest rate environment. While the cost of funds has been steadily decreasing over the past several months, interest rates on consumer loans, construction loans and mortgages have also decreased. The average balance of interest-earning assets remained constant at approximately $123.0 million while the average balance of interest-bearing liabilities increased $2.8 million, or 2.3%, from $120.6 million to $123.4 million. The combined effect of the changes in average balances and the changes in rates discussed above resulted in an increase in the interest rate spread from 3.02% to 3.48%, and an increase in net interest income of approximately $120,404, or 12.7%, and $433,270, or 15.5%, for the three and nine months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003.

Provision for Loan Losses

The provision for loan losses reflects an increase in the amount of $1,126,507, or 951.0%, for the nine month period ending June 30, 2004, when compared to the same period in fiscal 2003. This increase is primarily the result of the write down of an acquisition and development loan, which entered into foreclosure in January 2004. At the date of foreclosure, this loan had a disbursed balance of approximately $1,948,000, with previously recognized allowances of approximately $525,000. At the time of foreclosure, the fair value of the property was estimated to be $500,000. At June 30, 2004, the allowance for loan losses to total average loans outstanding was 0.90% compared to 1.00% for the same period ended June 30, 2003.

The year to date provision also includes an additional $200,000 general loan loss provision recorded to increase the balance in allowance for loan losses to an appropriate level, based on continuing reviews of asset quality.

Other Income

Total other income for the nine months ended June 30, 2004, decreased approximately $219,000 to $2,450,000, compared to $2,669,000 for the nine months ended June 30, 2003. A portion of the decrease in total non-interest income was attributable to a decrease of approximately $312,000 in gains on sales of loans as a result of the decline of the refinancing boom occurring in 2003. Other decreases included $157,000 from the sale of investment securities available-for-sale, decreases in the gain from the sale of foreclosed real estate and other assets of approximately $17,000 and a decrease in other income of approximately $26,000. These decreases in other income are partially offset by an increase in fee income generated from employee benefit trust and consulting of approximately $286,000 and an increase in service charges and other fees of approximately $6,000 when compared to the same period ended June 30, 2003.

For the three months ended June 30, 2004, total non-interest income decreased by approximately $74,000 to $854,000, compared to $927,000 for the same period in fiscal 2003. This decrease was primarily the result of a decrease of approximately $63,000 in gains on sales of loans, a decrease of approximately $81,000 from the sale of investment securities available-for-sale, decreases in the gain from the sale of foreclosed real estate and other assets of approximately $22,000 and a decrease in other income of approximately $23,000. These decreases in non-interest income are partially offset by an increase in fee income generated from employee benefit trust and consulting of approximately $117,000.

Other Expense

Total other expense for the nine months ended June 30, 2004, increased by approximately $319,000 to $5,343,000, as compared to $5,024,000 for the nine months ended June 30, 2003. The changes in other non-interest expense are attributable to an increase in compensation and benefits of approximately $217,000 and an increase in other occupancy expenses of approximately $18,000. The increase in compensation and benefit was primarily due to the acquisition of Walton Mortgage in the prior quarter and certain severance payments made in connection with the restructuring of SouthFirst Mortgage. Increases also occurred in data processing expenses of approximately $86,000 as a result of the company’s recent conversion from Kirchman to FiServ Vision in May 2004. Expenses related to office supplies and expenses, legal and other remained approximately the same for the periods ending June 30, 2004 and 2003 at $328,000, $126,000 and $515,000, respectively. Deposit insurance premiums decreased approximately $6,000 to approximately $76,000 when compared to the same period ended June 30, 2003.

For the three months ended June 30, 2004, total non-interest expense increased approximately $207,000 to $1,928,000 from $1,722,000 for the three months ended June 30, 2003. This increase resulted primarily from an increase in compensation and benefits of approximately $172,000, and an increase in other occupancy of approximately $30,000. An increase also occurred in data processing of approximately $59,000 as a result of the computer conversion discussed above. These increases are partially offset by decreases in legal and other expenses of approximately $18,000 and $37,000, respectively. Expenses related to office supplies and deposit insurance premiums remained constant between the two periods at approximately $114,000 and $27,000, respectively.

Income Taxes

The Company’s effective tax rate for the nine month periods ended June 30, 2004 and 2003 was 37.8% and 38.0%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $467,000 to ($342,029) for the nine months ended June 30, 2004, as compared to $124,597 for the nine months ended June 30, 2003, due to the decrease in pre-tax earnings.

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

	At or for the three
	months ended
	June 30,
	2004	2003
Return on assets	(0.03)%	0.22%
Return on equity	(0.40)%	2.48%
Equity to asset ratio	7.47%	8.99%
Interest rate spread	3.48%	3.02%
Net interest margin	3.48%	3.08%
Total risk based capital	15.32%	15.90%
Non-performing loans to loans	0.88%	0.49%
Allowance for loan losses to loans	0.90%	1.00%
Allowance for loan losses to average non-performing loans	101.43%	205.20%
Ratio of net charge offs to average loans outstanding	0.02%	0.03%
Book value per common share outstanding	$14.36	$17.59

Significant factors affecting SouthFirst’s financial condition during the nine months ended June 30, 2004 are detailed below:

Assets

Total assets increased approximately $5,125,000, or 3.8%, from $133,654,000 at September 30, 2003 to $138,779,000 at June 30, 2004. Net loans increased approximately $4,903,000, or 5.8%, which occurred primarily in commercial construction and other types of real estate lending. Cash and amounts due from banks increased approximately $1,852,000 as a result of new deposit growth during the period. Investment securities available-for-sale decreased approximately $18,368,000, of which $16,000,000 was re-classified from available-for-sale to held-to-maturity due to management’s decision to hold such securities and its ability to do so during a changing interest rate environment. Other significant changes in assets occurring included an increase in premises and fixed assets, foreclosed assets and other assets of approximately $360,000, $449,000, and $1,028,000, respectively. Other assets increased primarily as a result of deferred taxes from market value adjustments of investments.

Liabilities

Total liabilities increased approximately $6,622,000, or 5.4%, from $121,977,000 at September 30, 2003 to $128,599,000 at June 30, 2004. Deposits increased approximately $4,492,000, or 4.8%, during the period, which represents an increase in certificates of deposit of approximately $4,090,000 and an increase in checking and other savings accounts of approximately $402,000. Borrowed funds increased approximately $2,000,000, which represents an increase of approximately $1,565,000 in short-term reverse repurchase agreements with Morgan Keegan and an increase in the balance of an existing line of credit with First Commercial Bank of $435,000.

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

At June 30, 2004, the allowance for loan losses was $831,664, compared to $1,191,033 at September 30, 2003, which represents a decrease of approximately $359,000. Non-performing loans at June 30, 2004 were approximately $820,000 as compared to approximately $2,299,000 at September 30, 2003. At June 30, 2004 and September 30, 2003, the allowance for loan losses represented 0.90% and 1.39% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

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

As of June 30, 2004, First Federal’s average daily balance of liquid assets was approximately 24.0% of its March 31, 2004 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $6,271,000 in cash and cash equivalents, and approximately $19,044,000 in other qualifying assets. In addition, as of June 30, 2004, the fair market value of the company’s investment securities portfolio, which is held for sale, was $14,232,000, which represents a decrease of approximately $18,368,000. Of this amount, on May 13, 2004, $16,000,000 was re-classified from available-for-sale to held-to-maturity due to management’s decision discussed above. In addition, during the quarter ending June 30, 2004, $5,000,000 of the Company’s investment portfolio was sold at an after tax loss of approximately $49,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of June 30, 2004, the amount of deposits was $98,050,000, which represents an increase of $4,492,000 from the amount of deposits at September 30, 2003.

Other sources of funding used by the Company include commercial lines of credit, and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of June 30, 2004, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000 which matures on June 1, 2005, and of which there is an outstanding balance at June 30, 2004 for approximately $2,353,000. At June 30, 2004, the Company had outstanding balances with the FHLBA of $22,340,000.

First Federal also has short-term borrowings through reverse repurchase agreements with Morgan Keegan & Co. As of June 30, 2004, the balance outstanding on these borrowings was approximately $4,328,000.

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

As of June 30, 2004, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$12,857,000	9.23%
Core capital	12,857,000	9.23%
Tier-based capital	13,330,000	15.32%

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

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits. The Following Exhibits are filed with this report.

Exhibit	Number Description
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

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

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: August 16, 2004	By:	/s/ Joe K. McArthur Joe K. McArthur Chief Executive Officer (principal executive officer)

Date: August 16, 2004	By:	/s/ Janice Browning Janice Browning Controller, Treasurer (principal accounting officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.