Form 10KSB
period 2004-09-30
SOUTHFIRST BANCSHARES INC
filed 2004-12-29
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

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
of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	American Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g)
of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [       ]

     Issuer’s Revenues for the fiscal year ended September 30, 2004: $10,360,454

     The aggregate market value of the common equity held by non-affiliates of the Registrant (594,691 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant’s Common Stock on December 9, 2004 was $9,158,241. For the purposes of this response, officers, directors and holders of 10% or more of the Registrant’s Common Stock are considered the affiliates of the Registrant.

     The number of shares outstanding of the Registrant’s Common Stock as of December 9, 2004: 709,406 shares of $.01 par value Common Stock.

     Transitional Small Business Disclosure Format: Yes [     ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE: None

SOUTHFIRST BANCSHARES, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Management has endeavored in its communications, in its Annual Report and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. (“SouthFirst,” or the “Company”) and the industry in which SouthFirst competes. Any “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst’s financial performance and could cause actual results for fiscal year 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. BUSINESS

Business of SouthFirst

     General

     SouthFirst Bancshares, Inc. (“SouthFirst” or the “Company”) was formed in April of 1994, at the direction of the Board of Directors of First Federal of the South (“First Federal”), a federally chartered savings association subject to the regulatory oversight of the Office of Thrift Supervision (“OTS”) for the purpose of becoming a holding company to own all of the outstanding common stock of First Federal. On February 13, 1995, First Federal was converted from a mutual to a stock form of ownership (the “Conversion”), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of First Federal. SouthFirst’s business primarily involves directing, planning and coordinating the business activities of its wholly-owned subsidiary, First Federal, along with First Federal’s two wholly-owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., d/b/a Pension & Benefit Trust Company (“Pension & Benefit”), an employee benefit plan consulting firm and trust company located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), residential mortgage and construction lending operations located in Hoover and Chelsea, Alabama. Further, SouthFirst organized, as a wholly-owned subsidiary, SouthFirst Financial Services, Inc. (“SouthFirst Financial”), located in Montgomery and Sylacauga, Alabama, through which SouthFirst provides insurance products and other financial services to the customers of First Federal. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.

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

     At September 30, 2004, First Federal conducted business from three full-service locations in Alabama. These locations included its main office in Sylacauga and branches in Talladega and Clanton. In addition, SouthFirst Mortgage, the wholly-owned subsidiary of First Federal, operates loan production offices in the Alabama cities of Hoover and Chelsea (suburbs of metropolitan Birmingham), primarily to enhance First Federal’s construction-lending activities in the growing residential markets of metropolitan Birmingham. First Federal also pursues other types of loans, such as consumer and commercial loans, in the Birmingham market area, as demands dictate.

     In January 2004, First Federal of the South’s wholly-owned subsidiary, SouthFirst Mortgage, acquired all of the assets and work in progress of Walton Mortgage, located in Chelsea, Alabama. In addition to being based in Chelsea, a rapidly growing area on the outskirts of Birmingham, Walton Mortgage has loan originators who generate mortgage loans in other locations within Alabama, including Huntsville, Montgomery, Cullman and Alexander City. These lending areas will complement the mortgage banking activities of SouthFirst Mortgage located in Birmingham.

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

     Market Area

     First Federal’s primary deposit gathering and lending area covers Talladega and Chilton Counties in central Alabama. To a lesser extent, First Federal’s deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 80,000 and Chilton County had a population of approximately 40,000, based on 2000 census data, as published by the U.S. Bureau of Vital Statistics. First Federal’s main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. First Federal’s branch office in the city of Talladega is situated approximately 55 miles east of Birmingham. First Federal’s Clanton office is located approximately 55 miles north of Montgomery. The loan production office of SouthFirst Mortgage, located in the city of Hoover, is situated within the Birmingham metropolitan area. Walton Mortgage, located south of Hoover in Chelsea, Alabama, is in Shelby County, which is considered the fastest growing county in the state of Alabama.

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

     Sylacauga’s economy is based primarily on major industrial employers such as Imery’s USA, Inc. American Color Graphics, Inc., Avondale Mills, Blue Bell Ice Cream, Pursell Industries and Georgia Marble. Bowater, Inc., a paper manufacturer, is a major employer in Childersburg, Alabama, located 10 miles from Sylacauga in Talladega County. Teksid, Inc., another major employer in the region, recently completed construction on a new aluminum casting manufacturing facility. The new plant, operated by Teksid Automotive Components, Inc., is located in Sylacauga, and employs approximately 400 skilled workers.

     Talladega’s economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. American Honda Motor Co., Inc. (“Honda”) operates a comprehensive automobile manufacturing facility near the town of Lincoln, Talladega County, Alabama that was completed in the Fall of 2001. The plant is located on a 1,350-acre tract, approximately forty miles east of Birmingham and 20 miles north of the city of Talladega. Construction was completed in 2004 on a record assembly line that put employment well over the 4,000 mark. The $70 million expansion nearly doubles the size of the already impressive 160,000 square foot facility. Talladega is the home of the Talladega Superspeedway which hosts the EA Sports 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.

     Although Chilton County is generally a rural area in which the economy is largely based on the growth and harvesting of peaches, this county has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County employers include GulfStates Paper Corp., International Paper Corp. and Union Camp Corp.

     Residential Lending

     General

     First Federal’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans, secured by property located in First Federal’s market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by First Federal lending personnel. No loan brokers are used. Conventional residential loans are priced based on rates offered by the local competition and in the secondary market. At September 30, 2004, First Federal had $44.9 million, or 47.5% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income, while reducing credit risk by keeping loan delinquencies and losses to a minimum.

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

     Adjustable-rate-mortgage (“ARM”) loans originated by First Federal consist of one, three, five, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost-of-funds indexes. At September 30, 2004, First Federal held approximately $37.7 million ARMs, which represented approximately 39.4% of First Federal’s total loan portfolio. First Federal’s ARM loans are subject to a limitation of 2.0% per year adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by First Federal typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. First Federal offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans which provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

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

     First Federal also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. At September 30, 2004, such loans amounted to $16.7 million. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 90% of the appraised value of the property. First Federal generally holds the first mortgage loans on the properties securing the second mortgages.

     Residential Lending - Birmingham Market Area

     Residential Lending in the Birmingham area was particularly strong during fiscal year 2004. With interest rates dropping to a forty year low refinances and purchases increased significantly. However, during fiscal 2004, the refinancing boom in the Birmingham market decreased significantly due primarily to the “bottoming out” of refinances in the market. During the first six months of fiscal 2004, SouthFirst Mortgage experienced significant operational losses as a result of this market change. In an effort to slow or curtail these losses, the bank downsized and restructured the SouthFirst Mortgage operation in order to meet the changing market demands associated with refinances and first mortgages. Additionally, the bank sought economies of scale in mortgage operations by dove-tailing the operations of SouthFirst Mortgage in Hoover with the acquisition of Walton Mortgage in Chelsea, Alabama. For fiscal 2004, SouthFirst Mortgage, both locations, had 177 residential loan originations, resulting in a pretax gain on sale of loans for approximately $454,000. For the years ended September 30, 2004 and 2003, First Federal’s total residential loan originations (including the originations by SouthFirst Mortgage) resulted in a pretax gain on sale of loans of approximately $719,000 and $1,170,000, respectively.

     Construction Lending

     SouthFirst Mortgage, Inc.

     The majority of the residential construction lending of First Federal is conducted in the Birmingham metropolitan area, through its wholly-owned subsidiary, SouthFirst Mortgage, located in Hoover, Alabama, a suburb of Birmingham. At September 30, 2004, committed construction loans secured by single-family residential property totaled $22.9 million; of this amount, approximately $6.8 million was not disbursed. SouthFirst Mortgage makes construction loans primarily to builders for the construction of single-family residences, on both a pre-sold and speculative basis. SouthFirst Mortgage also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the house.

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

     During fiscal year ending September 30, 2004, the Construction Loan Division of SouthFirst Mortgage continued to operate under the supervisory agreement imposed by the OTS on First Federal in fiscal year 2002 (See, “Construction Lending – Supervisory Agreement and Organizational Restructure” below). Curt Reamer, Vice President of construction lending and mortgage operations, manages both areas in the Hoover office. Senior management of First Federal has oversight of both lending groups as set forth by the Board of Directors. The organizational structure for SouthFirst Mortgage is set forth below.

     Supervisory Agreement and Organizational Restructure

     The construction-lending activity of SouthFirst Mortgage was placed under certain loan-amount restrictions, and related requirements during all of fiscal year ended September 30, 2004, as a result of a supervisory agreement imposed on First Federal (the “Supervisory Agreement”), in March, 2002, by the OTS. On December 16, 2004, First Federal received notification from the OTS that First Federal had complied with the obligations contained in the Supervisory Agreement and that the Supervisory Agreement was rescinded as of December 14, 2004. See also “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS — Supervisory Agreement.”

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

     To further enhance the overall organizational structure of SouthFirst Mortgage, in, both, the residential lending and construction lending functions, SouthFirst Mortgage named a Vice President of Billing and Collections who has many years of experience in the collection function with another financial institution.

     First Federal, pursuant to the provisions of the Supervisory Agreement, has previously instituted a system of internal procedures to help ensure that construction loan interest, construction loan balances, and other provisions set forth in the Supervisory Agreement regarding construction lending are met and fairly stated.

     Commercial Lending

     At September 30, 2004, commercial lending totaled $14.0 million, or 14.6%, of First Federal’s total loan portfolio. First Federal’s commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.

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

     Consumer Lending and Other Lending

     As a community-oriented financial institution, First Federal offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 2004, consumer loans totaled $4.0 million, or 4.1% of First Federal’s total loan portfolio. This amount includes $0.8 million of loans secured by savings accounts, $2.1 million of loans secured by vehicles, and $1.1 million in other secured loans.

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

     Data Processing

     During fiscal 2004, First Federal converted the bank’s data processing function to the FISERV Vision system, replacing the data processing services provided by Kirchman Corp., whose contractual agreement expired during 2004.

     FISERV provides First Federal a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and consumer lending data processing platforms, central information file, investment portfolio accounting and ATM processing.

     Employees

     First Federal presently employs 74 individuals on a full-time basis, including 21 officers and 4 individuals on a part-time basis. First Federal will hire additional persons as needed, including additional tellers and financial service representatives.

Business of Subsidiaries

     SouthFirst Mortgage, Inc.

     SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly-owned operating subsidiary of First Federal. Through SouthFirst Mortgage, First Federal is conducting residential mortgage and construction lending activities in Birmingham, Alabama, and intends to pursue such activities in other markets. See “Business of First Federal - Construction Lending — SouthFirst Mortgage, Inc.” above.

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

     The primary business of Pension & Benefit is rendering actuarial and administrative services to employee benefit plans of corporate employers, including their plan administrators and plan trustees, and, under appropriate circumstances, serving as an employee benefit plan trustee. These actuarial, administrative and trust services are rendered to approximately 250 retirement plans and, generally, are as follows:

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

     Magnolia Title Service, Inc.

     During part of fiscal year 2004 SouthFirst owned a 50% interest in Magnolia Title Services, Inc. (“Magnolia”), a company which provides title insurance and related services to borrowers and lenders. Start-up losses at Magnolia resulted in a write-off of SouthFirst’s investment in the amount of $245,000. In November 2003, SouthFirst sold its entire interest back to Magnolia for $25,000.

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

     The OTS, also, has established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized. At September 30, 2004, First Federal was “well capitalized.” Failure to maintain that status could result in greater regulatory oversight or restrictions on First Federal’s activities.

     Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of “1,” the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. “Core capital” includes, generally, (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related surplus, (iii) non-withdrawable accounts and certain pledged deposits of mutual savings associations, (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association’s (A) investments in certain “non-includable” subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 2004, First Federal’s ratio of tangible and core capital to total adjusted assets was 8.08%.

     The “tangible capital” requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. “Tangible capital” means (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related earnings, (iii) non-withdrawable accounts and pledged deposits that qualify as core capital, and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not “includable subsidiaries”

     Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100.0% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0.0% to 100.0% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100.0% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 2004, First Federal’s ratio of total capital to total risk-weighted assets was 13.18%.

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

     See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources” for tables setting forth First Federal’s compliance with its regulatory capital requirements as of September 30, 2004.

     Prompt Corrective Action

     Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6.0% or greater, has a Tier 1 leverage capital ratio of 5.0% or greater and is not subject to any order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a Tier 1 leverage ratio of 4.0% or greater (3% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or has a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage ratio that is less than 4.0% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage ratio that is less than 3.0%; and (v) “critically undercapitalized” if the financial association has a ratio of tangible equity to total assets that is equal to or less than 2.0%. However, under certain circumstances, a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a “significantly undercapitalized” institution as “critically undercapitalized”). At September 30, 2004, First Federal was classified as a “well capitalized” institution.

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

     Qualified Thrift Lender Test

     HOLA requires savings associations to meet the Qualified Thrift Lender (“QTL”) test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code, as amended (the “Code”), by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution, or (ii) maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, a savings association’s total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. “Qualified thrift investments” include (i) various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) shares of stock issued by any Federal home loan bank, (vi) loans for educational purposes, (vii) loans to small business, and (viii) loans made through credit cards or credit card accounts. In addition, subject to a limit of 20% of portfolio assets, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small business in “credit needy” areas. At September 30, 2004, First Federal was a Qualified Thrift Lender.

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

     Loans to One Borrower

     Under HOLA, savings associations are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount, not in excess of 10.0% of unimpaired capital and surplus, may be loaned, if such loan is secured by readily-marketable collateral, which is defined to include certain debt and equity securities and bullion, but generally does not include real estate. Prior to March 2002, First Federal had permission from the OTS to increase its loans to one borrower limit for single-family, residential builders, as permitted under applicable federal law and regulations. The increased limit for these borrowers was 30.0% of unimpaired capital and surplus of First Federal, with an aggregate limit to all such borrowers equal to 150.0% of First Federal’s unimpaired capital and surplus. As a result of the Supervisory Agreement between First Federal and the OTS, entered into in March 2002, the 30% limit had been revoked during all of fiscal year ended September 30, 2004. See, also, “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Supervisory Agreement.”

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

     Community Reinvestment

     Under the Community Reinvestment Act of 1977 (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications by the institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and to require the OTS to provide a written evaluation of an institution’s CRA performance, utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. First Federal received a satisfactory rating as a result of its latest evaluation on December 31, 2003.

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

     Liquidity Requirements

     The Asset and Liability Committee (ALCO) of First Federal’s Board of Directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, First Federal is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated. Presently, there is no objective standard or guideline regarding the application of the current regulatory requirement that a savings association maintain a liquidity sufficient to ensure its safe and sound operation.

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

     As of September 30, 2004, First Federal’s average daily balance of liquid assets was approximately 11.3% of its June 30, 2004 liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,097,000 in cash and cash equivalents, and approximately $7,068,000 in other qualifying assets. As of September 30, 2004, the fair market value of the Company’s investment securities portfolio, which is held for sale, was $14,180,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.

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

     First Federal, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or, (ii) $500. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Atlanta, at September 30, 2004, of $1,117,000.

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

     On April 15, 2002, First Federal was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets. or approximately $42,000,000, to a fixed amount of $22,000,000. This amount was subsequently changed to an amount equal to 10% of its total assets. At September 30, 2004, First Federal owed the Federal Home Loan Bank of Atlanta $20,670,000 in outstanding advances. The Federal Home Loan Bank of Atlanta has notified First Federal that it will not require First Federal’s existing borrowings to be reduced to the new fixed amount prior to the existing advance maturities, but that it will require that any additional borrowings by First Federal be approved through application by First Federal to the Federal Home Loan Bank of Atlanta’s Credit Committee. Management believes that this reduction in the amount available under this credit line, because of the existing liquidity and other funding sources available to SouthFirst and First Federal, will have no adverse impact on the operations of SouthFirst or First Federal.

     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 2004 and 2003, dividends were paid by the FHLB to First Federal in the amounts of $39,904 and $54,302, respectively. Were these dividends to be reduced, or were interest subsidies on future FHLB advances were to increase, First Federal’s net interest income likely would be reduced.

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $6.6 million of transaction accounts, while reserves equal to 3% must be maintained on the next $45.4 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of depository institutions’ interest-earning assets. At September 30, 2004, First Federal was in compliance with the reserve requirements of the Federal Reserve Board.

     Savings associations have authority to borrow from the Federal Reserve Bank’s “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. First Federal did not have any such borrowings at September 30, 2004.

ITEM 2. PROPERTIES.

     First Federal conducts its business through its main office located in Sylacauga, Alabama, branch offices located in Talladega and Clanton, Alabama, and loan production offices in Hoover and Chelsea, Alabama. In addition, First Federal has purchased a parcel of land in Birmingham, Alabama at a total price of $1,445,000.

     The following table sets forth information relating to the offices of SouthFirst, First Federal and Pension & Benefit at September 30, 2004. The total net book value of these properties at September 30, 2004 was approximately $3,863,000.

			Net Book Value	Deposits
	Leased		as of	as of
Location	or Owned	Date Opened	Sept. 30, 2004	Sept. 30, 2004
			(In thousands)
SouthFirst and First Federal
Main Office
126 North Norton Avenue Sylacauga, Alabama 35150	Owned	April 1966	$693	$51,908
Office/Storage Building
North Norton Avenue Sylacauga, Alabama 35150	Owned	November 1995	237	N/A
First Federal Branch Offices
301 West North Street Talladega, Alabama 35160	Owned	April 1961	181	12,976
102 Fifth Street North Clanton, Alabama 35045	Owned	November 1997	1,043	32,909
SouthFirst Mortgage
Loan Production Offices
2159 Rocky Ridge Road Birmingham, Alabama 35216	Leased	March 1994	1,445	N/A
70 Chelsea Corners Chelsea, AL 35043	Leased	January 2004	—	N/A
Pension & Benefit
260 Commerce Street Third Floor Montgomery, Alabama 36101	Owned	April 1997	264	N/A

Total			$3,863	$97,793

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, SouthFirst and First Federal from time to time are involved in legal proceedings. SouthFirst and First Federal management believe that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst’s or First Federal’s financial condition. Nonetheless, descriptions of certain legal proceedings, including previously-disclosed legal proceedings, follow:

     Pending Legal Proceedings

     First Federal is currently involved in three (3) pending legal proceedings, descriptions of which are set forth below. All three (3) of these pending lawsuits have been consolidated before Chilton County Circuit Court Judge Sibley Reynolds into one proceeding. First Federal’s insurance carrier has been notified of the preceedings and has entered an appearance and is defending the claims made against First Federal.

     1. In a lawsuit brought by Mike Burford and his company styled Burford, d/b/a Burford’s Wood Waste and also Burford’s Tree Surgeons v. Harry Eugene Hammock and Janice C. Hammock, in the Circuit Court of Chilton County, CV 03-337, First Federal has now been named as a defendant for allegedly improperly cashing checks presented by the Hammocks to First Federal, but made payable to Burford and/or his company. First Federal has turned over copies of all checks it was able to find that were deposited directly either into the Hammocks’ checking and/or savings accounts. Damages could be assessed against First Federal if it is ultimately held liable for improperly cashing and/or improperly depositing checks. Mr. Buford has estimated his total damages in the existing lawsuit to fall in the broad range of between $250,000 and $650,000.

     On November 4, 2003, Judge Reynolds issued a Temporary Restraining Order enjoining the Hammocks from disposing of any assets acquired before that date, including any funds held in any checking or savings accounts on December 8, 2003. That Order was extended indefinitely by Judge Reynolds.

     2. First Federal is a plaintiff in an interpleader action filed by it originally styled First Federal of the South v. Danny E. Hammock, Janice Hammock, Burford Tree Surgeons and Mike Burford in the Circuit Court of Chilton County, Alabama, CV 03-338. First Federal has interpleaded those funds held in checking and savings accounts in the names of Janice Hammock and/or her husband, Danny Hammock into the Circuit Court Clerk’s Office. Burford Tree Surgeons and Mike Burford have filed an Answer to First Federal’s Complaint, claiming that they are entitled to the funds.

     3. In the suit originally styled Danny E. Hammock and Janice Hammock v. First Federal and Sandra Stephens (CV 03-347), the Hammocks requested that the Court issue an order directing First Federal to unfreeze the Hammocks’ accounts. That request was denied. The Hammocks have also made monetary claims, for unspecified amounts, against First Federal for negligence, wantonness, and recklessness in freezing the accounts. First Federal received the Chilton County District Attorney’s subpoena on October 29, 2003, and froze the Hammocks’ accounts on that date. Any allegedly “improper freezing” of assets took place at most for only six days because the assets were frozen by Court Order in case number CV 03-337 on November 4, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended September 30, 2004 to a vote of security holders of SouthFirst.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of Decmeber 21, 2004, SouthFirst’s Common Stock was held by approximately 304 persons. SouthFirst’s Common Stock trades on the American Stock Exchange, under the symbol “SZB.” The following data reflects, by fiscal quarter, the high and low sale prices, as well as cash dividends declared for each quarter from October 1, 2001 through September 30, 2004:

			Cash
			Dividends
	High Sale	Low Sale	Declared(1)
Fiscal Year Ended September 30, 2004
First Quarter ended December 31, 2003	17 1/3	15 1/2	$106,500
Second Quarter ended March 31, 2004	17 4/5	16	106,501
Third Quarter ended June 30, 2004	18 3/4	15 5/9	106,495
Fourth Quarter ended September 30, 2004	16 3/4	15 1/7	106,487
Fiscal Year Ended September 30, 2003
First Quarter ended December 31, 2002	14	11 3/5	$121,076
Second Quarter ended March 31, 2003	15	13 5/9	116,876
Third Quarter ended June 30, 2003	15 1/7	13 4/9	107,801
Fourth Quarter ended September 30, 2003	15 1/3	14	107,794

(1)	Certain cash dividends associated with SouthFirst’s Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See “Item 10. EXECUTIVE COMPENSATION — Management Recognition Plans” and “— Employee Stock Ownership Plan.”

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

     The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst’s operations during the two-year period ended September 30, 2004 This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

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

Results of Operations

     Net Income

     For the fiscal year ended September 30, 2004, net income decreased $643,799 (555.65%) from net income of $115,864 in fiscal 2003. Earnings/(loss) per common share was ($0.74) and $0.16 for the fiscal years ended September 30, 2004 and 2003, respectively. The decrease in net income for fiscal 2004 was due primarily to an increase in loan loss reserves, an increase in non-interest expense and a decrease in non-interest income. First Federal’s net interest income after provision for loan losses decreased $391,172 (11.7%) during fiscal 2004, from $3,342,849 to $2,951,677. This decrease was primarily attributable to an increase in the provision for loan losses of $807,334, from an expense of $549,603 at September 30, 2003 compared to an expense of $1,356,937 for the fiscal year ended September 30, 2004, the reasons for which are discussed below under the heading “Provision for Loan Losses.” This decrease in net interest income was partially offset by an increase in net interest income before provision for loan losses in the amount of $416,162, (10.7%) resulting primarily from the changes in balances and the effect in the changes in interest rates between interest-earning assets and interest-bearing liabilities. Fee income received by Pension and Benefit Trust Company increased $350,435 (28.5%) during fiscal 2004, from $1,231,622 to $1,582,057. The gain from the sale of loans decreased $451,064 (38.5%) from $1,170,453 to $719,389. Other expenses increased $144,905 (2.1%) from $6,897,411 to $7,042,316 during fiscal 2004.

     For the fiscal year ended September 30, 2003, net income decreased $554,941 (82.73%) from net income of $670,805 in fiscal 2002. Earnings (losses) per common share were $0.16 for the fiscal year ended September 30, 2003. The decrease in net income for fiscal 2003 was due primarily to an increase in the provision for loan losses and an increase in non-interest expense.

     The components of net income discussed in the preceding paragraphs are discussed more fully below.

     Net Interest Income

     Net interest income was $4,308,614 for the twelve months ended September 30, 2004, which represents an increase of $416,162 (10.7%) from fiscal 2003. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets and the interest cost associated with deposits and borrowed funds. The increase in 2004 is primarily due to an increase in the net interest rate spread. The net interest rate spread increased as rates on interest-earning assets decreased twenty-nine (29) basis points to 5.80% and the cost of funds also decreased sixty-one (61) basis points to 2.32%. The combined effect of the changes in average balances and the changes in rates above resulted in an increase in net interest income.

     Net interest income was $3,892,452 for the twelve months ended September 30 2003. The increase of $95,056 (2.5%) over the comparable twelve months of 2002 was primarily the result of an increase in the interest rate spread of thirty (30) basis points from 2.86% at September 30, 2002 to 3.16% at September 30, 2003.

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

	Year Ended September 30,
	2004 vs. 2003			2003 vs. 2002			2002 vs. 2001
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to			Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest income:
Securities	$167	$(30)	$197	$(215)	$4	$(211)	$(286)	$(400)	$(686)
Loans receivable	(152)	(301)	(513)	(154)	(726)	(880)	(534)	(1,145)	(1,679)

Total interest income	15	(331)	(316)	(369)	(722)	(1,091)	(820)	(1,545)	(2,365)

Interest expense:
NOW accounts	(1)	(43)	(44)	1	(81)	(80)	14	(31)	(17)
Money market demand	—	—	—	—	(1)	(1)	(1)	—	(1)
Passbook savings	(1)	(47)	(48)	1	(106)	(105)	4	(41)	(37)
CDs other than Jumbos	25	(567)	(542)	(57)	(749)	(806)	(314)	(899)	(1,213)
Jumbos	(139)	(13)	(152)	68	(46)	22	(10)	(208)	(218)
Borrowed funds	148	(94)	54	(194)	(22)	(216)	(185)	(584)	(769)

Total interest expense	32	(764)	(732)	(181)	(1,005)	(1,186)	(492)	(1,763)	(2,255)

Change in net interest income	$(17)	$433	$416	$(188)	$283	$95	$(328)	$218	$(110)

     Interest Income

     Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $7,121,000, $7,436,000 and $8,527,000 for the twelve months ended September 30, 2004, 2003 and 2002, respectively. Average interest earning assets increased $524,000 (.43%) during 2004, decreased $6,472,000 (5.0%) during 2003 and decreased $12,945,000 (9.1%) during 2002. The yield for 2004, 2003 and 2002 decreased primarily due to rates on mortgage and residential construction loans decreasing during the year. Interest and fees on loans were $5,436,000, $5,948,000 and $6,828,000 for the twelve months ended September 30, 2004, 2003 and 2002, respectively. Although actual loans receivable increased substantially during fiscal 2004, average loan balances decreased approximately $2,600,000 (2.7%). This decrease in average balances is attributable to the sale of approximately $6,400,000 in commercial, residential mortgage and other consumer loans as the result of the sale of the Centreville branch office in Centreville, Alabama to First Financial Bank in Bessemer, Alabama occurring during the last quarter of fiscal 2003. The sale of these loans resulted in the decrease in average loans receivable in fiscal 2003 of approximately $2,400,000.

     Interest income on total securities available-for-sale decreased $95,000 (6.8%) to $1,302,000 in 2004. The average balance outstanding of securities available-for-sale decreased $3,038,000 (11.2%) to $24,200,000 in 2004, decreased $3,670,000 (11.9%) to $27,238,000 in 2003, and decreased $5,612,000 (15.4%) to $30,907,000 in 2002. The yields on securities available-for-sale were 5.38% in 2004 and 5.13% in 2003. Interest income on securities available-for-sale decreased $203,000 (12.7%) in 2003 from 2002.

     Interest income on securities held-to-maturity increased approximately $345,000 in 2004. This increase in interest income is the result of the re-classification of approximately $16,000,000 from available-for-sale to held-to-maturity investments during the third quarter of fiscal 2004. The yield earned on securities held to maturity was 5.50% at September 30, 2004.

     Interest Expense

     Total average interest-bearing liabilities were $121,142,000, $120,924,000 and $125,364,000 for fiscal years 2004, 2003, and 2002, respectively. Interest bearing liabilities increased by $218,000 (0.2%) in 2004, decreased by $4,439,000 (3.5%) in 2003, and decreased $10,636,000 (7.8%) in 2002. The rates paid on these liabilities decreased by 61 basis points to 2.32% in 2004, decreased by 84 basis points to 2.93% in 2003, and increased by 137 basis points to 3.77% in 2002. Total interest expense was $2,812,000, $3,544,000 and $4,730,000 for 2004, 2003, and 2002, respectively, which represents a decrease of $732,000 (20.6%), a decrease of $1,186,000 (25.1%), and a decrease of $2,254,000 (32.3%), during 2004, 2003, and 2002, respectively. The decrease in 2004 was primarily due to the decrease in interest rates. The decrease in 2003 and 2002 was primarily due to the decrease in interest-bearing liabilities, along with the reduction in interest rates.

     Interest on deposits, the primary component of total interest expense decreased to $1,735,000 in 2004, decreased to $2,521,000 in 2003 and decreased to $3,491,000 in 2002. The average balance of interest-bearing deposits decreased to $91,900,000 in 2004 from $95,707,000 in 2003, representing a decrease of $3,806,000 (4.0%). In 2003, the balance of $95,707,000 represented an increase of $344,000 (0.4%) from the balance of $95,363,000 in 2002.

     Interest expense on borrowed funds, including both short-term and other borrowed funds was $1,077,000, $1,023,000 and $1,239,000 for fiscal 2004, 2003 and 2002, respectively. Interest expense increased in 2004 approximately $54,000 (5.3%) from fiscal 2003. Although interest rates on borrowed funds decreased 38 basis points to 3.68% from 4.06%, average balances increased from $25,218,000 to $29,242,000 in fiscal 2004, representing an increase of approximately $4,000,000 (16.0). The decrease in 2003 and 2002 was primarily due to lower interest rates, along with principal reductions in average borrowings of approximately $4,800,000 and $4,471,000, respectively. The average balance of FHLB advances outstanding was $22,124,000, $22,340,000 and $27,044,000 for 2004, 2003, and 2002, respectively. The average balance of total borrowed funds, including both short-term and other borrowed funds was $29,242,000, $25,218,000 and $30,001,000 for 2004, 2003 and 2002, respectively.

     Provision for Loan Losses

     The provision for loan losses is based on management’s current assessment of the risk in the loan portfolio and is influenced primarily by the amount of recent loan losses. The provision for loan losses (benefit) was $1,356,937, $549,603, and ($667,650) for fiscal 2004, 2003 and 2002, respectively. The amount of the provision for loan losses for fiscal 2004 is primarily the result of the write down of an acquisition and development loan in Columbiana, Alabama, which entered into foreclosure in January 2004. At the date of foreclosure, this loan had a disbursed balance of approximately $1,948,000, with previously recognized allowances of approximately $525,000. At the time of foreclosure, the fair value of the property was estimated to be $500,000. The year to date provision also includes approximately $312,000 of additional general loan loss reserves recorded to increase the balance in allowance for loan losses to an appropriate level, based on continuing reviews of asset quality. The amount of the provision for loan losses for fiscal 2003 is primarily the result of a specific reserve for approximately $525,000 relative to the above mentioned acquisition and development loan. As of September 30, 2003, the disbursed balance on this loan was approximately $1,790,000. (See Allowance for Loan Losses and Risk Elements for further discussion.) The amount of the provision for loan losses for fiscal 2002 is primarily the result of a reversal of an additional provision for a loan, which defaulted, in the fourth quarter of fiscal 2001 in the principal amount of $657,000. This loan was made to Vawter Properties and Resources, LP, an Alabama limited partnership whose general partner is Charles R. Vawter, Jr., a former director of the Company and the Bank, and who also personally guaranteed the loan. The total of the loan loss and the related expenses associated with this loan in the fourth quarter of 2001 was $713,000, including the loss of principal and unpaid interest, as well as related legal and accounting expenses. The Bank brought suit against Mr. Vawter, Vawter Properties and Resources, LP, and other related parties to recover the total amount of the loan loss and related expenses. A settlement was reached on August 28, 2002, for which the bank received $761,000.

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

     Significant write-offs in fiscal 2004 consisted of the acquisition and development loan mentioned above, and other charge-offs for various types of consumer loans of approximately $103,000. Significant write-offs in fiscal 2003 consisted primarily of a commercial real estate loan in Clanton, Alabama, which was foreclosed and subsequently sold in 2003. There were no significant charge-offs in 2002. In addition, management has also specifically reserved approximately $395,000, of which approximately $316,000 is reserved on a commercial loan to a used automobile dealership, and approximately $79,000 on other types of consumer loans. Management believes the allowances for loan losses at September 30, 2004 ($911,964) to be an adequate level relative to the total loan portfolio and to non-performing loans, and in light of the other factors, which are relevant to the assessment of risks in the loan portfolio.

     Future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review First Federal’s allowance for loan losses and may require First Federal to recognize additions to the allowance based upon and analysis of information available at the time of their review.

     Other Income

     Other income decreased $502,000 (13.4%) in 2004 from $3,742,000 in 2003. Other income increased $708,000 (23.3%) in 2003 from $3,033,000 in 2002. The decrease in 2004 was due to a decrease in the gain on the sale of mortgage loans from $1,170,000 to $719,000, a decrease in the gain from the sale of securities available-for-sale from $238,000 to $84,000, and a decrease in the profit from the sale of deposits of $250,000, which was a one-time profit as a result of the sale of the Centreville branch location in the fourth quarter of fiscal 2003. Service charges and other fees decreased from $569,000 to $546,000, while other income decreased from $345,000 to $314,000. Off-setting these decreases in income are increases in fee income generated from Pension & Benefit Trust Company from $1,232,000 to $1,582,000 and a decrease in the loss from the sale of foreclosed and other assets from $70,000 to $7,000. The increase in 2003 was due to an increase in fee income from Pension & Benefit Trust Company from $1,173,000 to $1,232,000, an increase in the gain from the sale of mortgage loans from $612,000 to $1,170,000, and a gain from service charges and other fees from $448,000 to $569,000.

     The gain on sale of mortgage loans decreased $451,000 (38.5%) in 2004, increased $558,000 (91.3%) in 2003 and increased $218,000 (55.4%) in 2002. The restructuring process in the mortgage banking division, along with increased rates as the refinancing boom of 2003 closed, has resulted in decreased volumes of originations and sales of mortgage loans in fiscal 2004. During 2003 and 2002, with the addition of mortgage loan originators, along with the decrease in mortgage loan rates, the volume of originations and sales of mortgage loans increased.

     The gain on sale of securities available-for-sale decreased approximately $155,000 (64.9%) for fiscal year 2004. The gain on sale of securities available-for-sale remained approximately the same for fiscal 2003 and 2002 at $238,000 and $236,000, respectively. In 2002, the gain from the sale of available-for-sale securities increased $232,000.

     Service charges and other fees were $546,000, $569,000 and $448,000 in fiscal 2004, 2003 and 2002, respectively. The fluctuations are primarily due to changes in overdraft and non-sufficient charges.

     Other Expense

     Total other expense increased to $7,042,000 in 2004 from $6,897,000 in 2003. Other expense increased in 2002 to $6,407,000. This represented an increase of $145,000 (2.1%) in 2004, an increase of $490,000 (7.7%) in 2003, and an increase of $382,000 (6.3%) in 2002.

     Compensation and benefits totaled $4,331,000, $4,279,000 and $3,636,000 for fiscal 2004, 2003 and 2002, respectively. These levels reflect an increase of $52,000 (1.2%) in 2004, an increase of $644,000 (17.7%) in 2003 and an increase of $518,000 (16.6%) in 2002. In 2004, the increase was attributable to the acquisition of Walton Mortgage in January 2004 and certain severance payments made in connection with the restructuring of SouthFirst Mortgage and certain other areas within the company. The increases in 2003 and 2002 was primarily attributable to new salaries associated with the restructuring process, along with merit and cost of living raises and the costs of benefits associated with such increases.

     Increases in other expenses during fiscal 2004 occurred in occupancy, furniture and fixtures expense, office supplies and related expenses, and data processing of approximately $27,000, $54,000, $6,000 and $123,000, respectively. The increase in data processing costs resulted primarily from the conversion of the Bank’s data processing function to FISERV. These increases in other expenses were partially offset with decreases in expenses related to deposit insurance premiums, legal and other in the amount of $5,000, $58,000 and $54,000, respectively.

     Income Tax Expense

     Income tax expenses (benefit) were (323,000), 71,000 and $421,000 for fiscal 2004, 2003 and 2002, respectively. These levels represent an effective tax rate on pre-tax earnings (losses) of 38% in 2004, 38% in 2003 and 39% in 2002.

Supervisory Agreement

     On March 29, 2002, SouthFirst announced that First Federal, on March 22, 2002, had entered into a Supervisory Agreement with the OTS that formalized certain understandings between First Federal and the OTS with respect to actions that First Federal and its Board of Directors had to undertake to comply with the requirements of the OTS. On December 16, 2004, First Federal received notification from the OTS that First Federal had complied with the obligations contained in the Supervisory Agreement and that the Supervisory Agreement was rescinded as of December 14, 2004.

     New Accounting Pronouncements

     In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 105, Application of Accounting Principles to Loan Commitments, which summarized the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

     In March 2004, the FASB’s Emerging Issues Task Force reached a consensus of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance provided to evaluate whether an impairment is other than temporary has been delayed by FASB Staff Position EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, while the disclosure requirements are effective for annual reporting periods ending after December 15, 2003. The Company has adopted the disclosure requirements of this EITF, and is currently evaluating the impact of the adoption of the accounting guidance in the EITF.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment. The Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact the adoption of this statement will have on its statement of condition and results of operations.

     Interest Rate Sensitivity

     An integral aspect of the funds management of First Federal is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, First Federal’s exposure to “interest rate risk,” while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. First Federal measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest-earning assets (“ratio”). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. This ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of First Federal’s balance sheet structure and its use of the market approach to pricing liabilities, First Federal’s management and the First Federal Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 2004, First Federal had a negative one-year cumulative ratio of 7.08% and a five-year cumulative ratio of 1.39%, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 2003, First Federal had a positive one-year cumulative ratio of 8.82% and a positive five-year cumulative ratio of 4.13%. During the declining interest rate environment for the early months of fiscal year 2004, and most of fiscal year 2003, First Federal’s interest rate spread increased.

     There are other factors that may affect the interest rate sensitivity of First Federal’s assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on First Federal when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of a loan. First Federal’s portfolio of one-to-four family residential mortgage loans included $29.3 million and $22.54 million (30.7% and 26.7% of First Federal’s total loan portfolio) of adjustable rate loans at September 30, 2004 and 2003, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the “Asset and Liability Management Report” prepared by Farin & Associates (the Strategic Asset Liability Management) in order to assist First Federal in determining First Federal’s gap and interest rate position. Through use of the Farin & Associates analysis, ALCO analyzed the effect of an increase or decrease of up to 300 basis points on the market value of First Federal’s portfolio equity (“MVPE”) at September 30, 2004 and 2003. At a 300 basis point increase, First Federal’s MVPE decreased approximately $5,090,000 and $2,288,000 at September 30, 2004 and 2003, respectively, and at a 300 basis point decrease, First Federal’s MVPE increased approximately $3,290,000 and $1,377,000 at September 30, 2004 and 2003, respectively. At the 300 basis point increase, the equity exposure was a negative 44.18%, which represents a negative variance of 4.18% from the board established limit as outlined in First Federal’s interest rate risk policy. The ALCO committee is in the process of analyzing different strategies to address this variance and reduce the interest rate risk associated with a sudden change in interest rates.

     The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of First Federal, as of September 30, 2004 and 2003. The projected maturity and repricing dates were arrived at by applying the assumptions set forth below. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

Interest Rate Sensitivity Gap

	At September 30, 2004
	One year	One to	Three to	Over
	or less	three years	five years	five years	Total
Interest-earning assets:
Mortgage loans	$46,690	$19,994	$12,337	$6,766	$85,796
All other loans	3,340	3,087	1,726	1,938	10,091
Collateralized mortgage obligations	875	—	—	—	875
Mortgage-backed securities	1,431	2,233	1,585	3,004	8,253
Other Investments (1)	25,235	100	—	—	25,335

Total interest- earning assets	$77,580	$25,414	$15,648	$11,708	$130,350

Interest-bearing liabilities:
Deposits	$58,621	$24,634	$10,123	$4,477	$97,855
Borrowed funds	28,186	2,500	—	—	30,686

Total interest-bearing liabilities	$86,807	$27,134	$10,123	$4,477	$128,541

Interest sensitivity gap	$(9,227)	$(1,720)	$5,525	$7,231	$1,809
Cumulative interest sensitivity gap	$(9,227)	$(10,947)	$(5,422)	$1,809	$—
Ratio of cumulative interest sensitivity gap to total interest earning assets	(7.08)%	(8.40)%	(4.16)%	1.39%	—
Ratio of cumulative interest sensitivity gap to total assets of $140,470	(6.57)%	(7.79)%	(3.86)%	1.29%	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At September 30, 2003
	One year	One to	Three to	Over
	Or less	three years	five years	five years	Total
Interest-earning assets:
Mortgage loans	$51,969	$13,066	$8,099	$3,395	$76,529
All other loans	5,080	2,645	1,283	1,173	10,181
Collateralized mortgage obligations	1,440	—	—	—	1,440
Mortgage-backed securities	2,578	2,947	1,349	1,043	7,917
Other Investments (1)	29,247	—	—	—	29,247

Total interest- earning assets	$90,314	$18,658	$10,731	$5,611	$125,314

Interest-bearing liabilities:
Deposits	$54,848	$24,079	$11,307	$4,820	$95,054
Borrowed funds	24,412	673	—	—	25,085

Total interest-bearing liabilities	$79,260	$24,752	$11,307	$4,820	$120,139

Interest sensitivity gap	$11,054	$(6,094)	$(576)	$791	$5,175
Cumulative interest sensitivity gap	$11,054	$4,960	$4,384	$5,175	$—
Ratio of cumulative interest sensitivity gap to total interest earning assets	8.82%	3.96%	3.50%	4.13%	—
Ratio of cumulative interest sensitivity gap to total assets of $140,470	8.25%	3.70%	3.27%	3.86%	—

(1)	Includes investments in overnight deposits.

Gap Sensitivity

     The Farin & Associates analysis for 2004 and the preceding table were based upon the contractual terms of the asset or liability and in consideration of the following assumptions regarding prepayment of loans, collateralized mortgage obligations (“CMOs”) and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management’s estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at approximately 6.3%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 15% to 20%. The decay rates for money market demand accounts are assumed to be 50% each year. The decay rates for passbook accounts are assumed to be 33% each year, and the decay rates for NOW accounts are assumed to be 25% each year. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in First Federal’s portfolio contain conditions, which restrict the periodic change in interest rates.

Interest Rate Risk Strategy

     First Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by attempting to balance the interest rate sensitivities of its assets and liabilities. First Federal’s strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, First Federal maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $23,890,000 at September 30, 2004 and $22,392,000 at September 30, 2003. First Federal also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive securities directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce First Federal’s interest rate risk exposure.

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

Average Balance, Interest, Yields and Rates

	Year Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest Earning Assets:
Interest earnings deposited in other financial institutions	$602,805	$37,776	6.27%	$761,750	$91,223	11.98%
Total securities	30,476,375	1,647,473	5.41%	27,237,544	1,397,105	5.13%
Loans receivable	91,610,652	5,435,692	5.93%	94,166,707	5,948,317	6.32%

Total interest earning assets	122,689,832	7,120,941	5.80%	122,166,001	7,436,645	6.09%
Allowance for loan losses	(980,380)			(927,683)
Cash and amounts due from depository institutions	5,592,476			8,364,641
Premises and equipment	4,568,474			4,507,558
FHLB stock, at cost	1,117,000			1,262,833
Foreclosed real estate	495,330			420,213
Accrued interest receivable	665,166			605,552
Other assets	3,299,720			2,650,805

Total Assets	$137,447,618			$139,049,920

Interest Bearing Liabilities:
Deposits:
NOW accounts	$10,612,198	$19,403	.18%	$11,208,905	$63,071	.56%
Money market demand	54,929	54	.10%	46,293	161	.35%
Statement savings	11,494,036	25,921	.23%	12,142,016	74,506	.61%
CDs, other than Jumbos	64,272,679	1,482,260	2.31%	63,192,912	2,024,399	3.20%
Jumbo certificates	5,466,536	207,212	3.79%	9,116,476	358,691	3.93%

Total interest-bearing deposits	91,900,378	1,734,850	1.89%	95,706,602	2,520,828	2.63%
Borrowed funds	29,241,967	1,077,477	3.68%	25,217,611	1,023,365	4.06%

Total interest-bearing liabilities	121,142,345	2,812,327	2.32%	120,924,213	3,544,193	2.93%
Non-interest bearing demand accounts	4,077,675			3,585,780
Advances by borrowers for property taxes	179,793			208,122
Accrued interest payable	490,022			726,747
Income taxes payable	(396,075)			447,058
Accrued expenses and other liabilities	1,002,548			431,172

Total liabilities	126,496,308			126,323,092
Stockholders’ equity	10,951,309			12,726,828

Total liabilities & stockholders’ equity equity	$137,447,617			$139,049,920

Net interest income		$4,308,614			$3,892,451

Interest rate spread			3.48%			3.16%
Net yield on total interest earning assets			3.51%			3.19%
Average interest-earning assets to average total interest-bearing liabilities ratio			101.28%			101.03%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended September 30,
	2002
	Average		Yield/
	Balance	Interest	Cost
Interest Earning Assets:
Interest earnings deposited in other financial institutions	$1,131,360	$99,189	8.77%
Total securities	30,907,198	1,600,346	5.18%
Loans receivable	96,599,905	6,827,657	7.07%

Total interest earning assets	128,638,463	8,527,192	6.63%
Allowance for loan losses	(1,386,892)
Cash and amounts due from depository institutions	6,341,587
Premises and equipment	4,881,979
FHLB stock, at cost	2,229,800
Foreclosed real estate	226,899
Accrued interest receivable	783,703
Other assets	2,532,819

Total Assets	$144,248,358

Interest Bearing Liabilities:
Deposits:
NOW accounts	$10,968,447	$142,688	1.30%
Money market demand	66,441	850	1.28%
Statement savings	11,946,198	179,579	1.50%
CDs, other than Jumbos	64,985,484	2,830,798	4.36%
Jumbo certificates	7,396,298	336,800	4.55%

Total interest-bearing deposits	95,362,868	3,490,715	3.66%
Borrowed funds	30,000,755	1,239,081	4.13%

Total interest-bearing liabilities	125,363,623	4,729,796	3.77%
Non-interest bearing demand accounts	3,472,967
Advances by borrowers for property taxes	258,250
Accrued interest payable	1,032,802
Income taxes payable	9,084
Accrued expenses and other liabilities	381,893

Total liabilities	130,518,619
Stockholders’ equity	13,729,739

Total liabilities & stockholders’ equity equity	$144,248,358

Net interest income		$3,797,396

Interest rate spread			2.86%
Net yield on total interest earning assets			2.95%
Average interest-earning assets to average total interest-bearing liabilities ratio			102.61%

Financial Condition

     Investment Securities

     First Federal’s portfolio of securities available-for-sale totaled $14,180,000 and $32,600,000 at September 30, 2004 and 2003, respectively. First Federal’s portfolio of securities held-to-maturity totaled $15,082,000 and $0 at September 30, 2004 and 2003, respectively. The balance in held-to-maturity securities at September 30, 2004 is based on management’s decision to reclassify approximately $16,000,000 of available-for-sale securities to held-to-maturity to better meet the investment strategy of the Company.

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

     During fiscal year 2003, First Federal re-invested available liquidity in purchases of FNMA and FHLMC fixed rate callable notes and bonds in the amount of approximately $35,000,000. In an interest rate environment of record lows, the yield on these investments was higher than normal, therefore enhancing the overall yield of First Federal’s investment portfolio. Of this amount, First Federal sold $8,000,000 in callable bonds, and booked a gain from the sale of this investment in the amount of $83,750. In addition, First Federal purchased a mortgage-backed security in the amount of $3,425,000 during fiscal 2003.

     During fiscal year 2004, First Federal purchased $3,500,000 in FHLMC callable bonds and approximately $8,000,000 in FNMA fixed rate mortgage backed securities. Also, during the fiscal year, the company sold mortgage-backed securities, callable notes and callable bonds for approximately $5,500,000, $1,000,000 and $5,000,000, respectively. As a result of the sale of these investments, a pre-tax gain was recorded for approximately $80,000.

     Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 2004, 2003 and 2002 were $8,159,000, $10,041,000, and $674,700, respectively. As of September 30, 2004, First Federal had an investment in available-for-sale U.S. Government agencies of $4,533,000 compared to $22,608,000 as of September 30, 2003. As a result of a change in investment strategy, management made a decision to reclassify approximately $16,000,000 of available-for-sale securities to held-to-maturity during the June 2004 quarter. At September 30, 2004, First Federal had investments of approximately $1,129,000 in equity securities, such as FHLB stock and other common stock.

     The following table indicates the fair value of the portfolio of investment securities available for sale at September 30, 2004, 2003 and 2002.

	Total Fair Value
	2004	2003	2002
	(in thousands)
Available-for-Sale Securities :
U.S. Government agencies	$4,533	$22,608		$9,867
Corporate obligations	403	355		98
Mortgage-backed securities	8,350	8,175		11,679
Collateralized mortgage obligations	882	1,456		5,115
Other investments	12	6		8

Total Available-for-Sale Securities	$14,180	$32,600		$26,767

Held-to-Maturity Securities :
U.S. Government agencies	$15,675	$—	$	+

     At September 30, 2004, First Federal owned CMOs totaling $882,000. These securities are all backed by federal agency guaranteed mortgages.

     The mortgage backed securities portfolio, consists of fixed rate mortgages totaling $8,350,000 at September 30, 2004. Adjustable rate mortgage-backed securities totaling $357,240 were sold during fiscal year 2003. When purchasing these securities, First Federal looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

     The following table presents the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 2004.

	Maturities of Securities
		After one	After five
	Within	through	through	After
	one year	five years	ten years	ten years
	(in thousands)
Available-for-Sale Securities:
U.S. Government agencies, excluding mortgage-backed securities	$—	$—	$—	$4,533
Mortgage-backed securities	—	48	4,872	3,430
Collateralized mortgage obligations	—	882	—	—
Corporate obligations	100	153	150	—

Total Available-for-Sale Securities	$100	$1,083	$5,022	$7,963

Held-to-Maturity Securities	$—	$—	$—	$15,675

	Weighted Average Yields
	(Taxable-equivalent basis) (1)
		After one	After five
	Within	through	through	After
	one year	five years	ten years	Ten years
Available-for-Sale Securities:
U.S. Government agencies, excluding mortgage-backed securities	—	—	—	5.390%
Mortgage-backed securities	—	6.760%	4.450%	4.900%
Collateralized mortgage obligations	—	2.740%	—	—
Corporate obligations	3.470%	4.950%	6.600%	—
Total Weighted Average Yield	3.470%	3.230%	4.514%	5.179%
Held-to-Maturity Securities:
U.S. Government agencies	—	—	—	5.290%

(1)	None of First Federal’s investment securities are tax exempt.

     The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayment rates are normal and required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of First Federal’s CMOs and mortgage-backed securities at September 30, 2004.

Principal Payments Expected During the Year Ended September 30,
(Dollars in thousands)

									Weighted
							Amortized	Fair	Average
	2005	2006	2007	2008	2009	Thereafter	Cost	Value	Yield
Collateralized mortgage Obligations	$370	$260	$180	$65	$—	$—	$875	$882	2.74%
Mortgage-backed securities	1,600	1,339	1,118	929	773	2,494	8,253	8,350	4.65%
Agencies	—	—	—	—	—	19,671	19,671	20,208	5.31%
Corporate obligations	100	100	50	100	—	50	400	403	5.15%

Loans

     Total loans of $94,574,000 at September 30, 2004 reflected an increase of $10,192,000 (12.1%) compared to September 30, 2003. Total loans of $84,383,000 at September 2003 reflected a decrease of 9.2% from total loans of $92,985,000 at September 30, 2002. The increase in the volume of loans for fiscal 2004 was due primarily to the strategy to rebuild portfolio loans in an effort to enhance our overall net interest margin. The decrease in the volume of loans for fiscal 2003 was due primarily to the sale of loans of approximately $6,400,000 to First Financial Bank, Bessemer, Alabama, as result of closing the Centreville branch location in September 2003. The decrease in the volume of loans for fiscal 2002 was due primarily to the sale of loans in the amount of $8,392,000 to another financial institution in Dothan, Alabama, as a result of closing the Dothan loan production office in February 2002. First Federal has experienced strong demand in its one-to-four family construction loan portfolio since First Federal’s purchase of the construction loan portfolio and the opening of a loan production office in Birmingham in 1994.

     One-to-four family real estate mortgage loans increased $5,065,000 (12.7%) from September 30, 2003 to September 30, 2004 and decreased $4,508,000 (10.2%) from September 30, 2002 to September 30, 2003. First Federal aggressively pursues real estate mortgage loans within its market area. In addition to originating mortgage loans for its own portfolio, First Federal also actively originates residential mortgage loans, which are sold in the secondary market, with servicing released. First Federal sells a significant portion of all fixed rate residential mortgage loans. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $31,097,000, $55,990,000 and $27,159,000 for the years ended September 30, 2004, 2003 and 2002, respectively. Had First Federal not sold residential mortgage loans over the last several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by lesser margin) than the percentage indicated above. The low interest rate environment that has existed for much of 2004, 2003 and 2002 resulted in an increase in the volume of loans sold during the periods indicated above compared to previous years, which had a higher interest rate environment. The following table presents the composition of the loan portfolio for each of the past five years:

	Loan Portfolio Composition
	At September 30,
	(Dollars in thousands)
	2004		2003		2002
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Real estate mortgage loans:
One-to-four family	$44,904	47.48%	$39,839	47.21%	$44,347	47.69%
Multi-family and commercial	14,003	14.81%	11,407	13.52%	13,490	14.51%
Construction loans	12,836	13.57%	12,629	14.97%	16,621	17.87%
Land	3,271	3.46%	3,635	4.31%	5,077	5.46%
Savings account loans	768	.81%	881	1.04%	1,190	1.28%
Installment loans	3,192	3.38%	3,921	4.65%	3,599	3.87%
Second mortgage loans	16,670	17.63%	13,404	15.88%	9,665	10.39%

Total loans	95,644		85,716		93,989
Less:
Loans in process	—	—	—	—	—	—
Discounts and other, net	(158)	(.17)%	(142)	(0.17)%	(149)	(.16)%
Allowance for loan losses	(912)	(.96)%	(1,191)	(1,41)%	(855)	(.92)%

Total loans, net	$94,574	100.00%	$84,383	100.00%	$92,985	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Loan Portfolio Composition
	At September 30,
	(Dollars in thousands)
	2001		2000
		Percent		Percent
	Amount	of Total	Amount	Of Total
Real estate mortgage loans:
One-to-four family	$51,083	50.51%	$58,595	54.08%
Multi-family and commercial	14,205	14.05%	13,790	12.73%
Construction loans	25,378	25.09%	24,381	22.50%
Land	—	—	—	—
Savings account loans	1,144	1.13%	1,097	1.01%
Installment loans	3,507	3.47%	4,089	3.77%
Second mortgage loans	7,593	7.51%	7,334	6.77%

Total loans	102,910		109,286
Less:
Loans in process	(8)	(.01)%	(39)	(.03)%
Discounts and other, net	(189)	(.19)%	(192)	(.18)%
Allowance for loan losses	(1,578)	(1.56)%	(701)	(.65)%

Total loans, net	$101,135	100.00%	$108,354	100.00%

     The following table shows the maturity of First Federal’s loan portfolio at September 30, 2004, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 2005. The table below does not include an estimate of prepayments, the occurrence of which would significantly shorten the average life of all mortgage loans and cause First Federal’s actual repayment to be different from the table set forth below.

	Loan Maturities
	Due during the
	year ending Sept 30,
				Due after	Due after	Due After	Due After
	2005	2006	2007	3-5 years	5-10 years	10-15 years	15 years	Total
	(Dollars in thousands)
Residential loans	$1,419	$681	$1,705	$9,409	$6,155	$13,280	$22,735	$55,384
Commercial loans	1,447	286	1,097	2,161	1,947	3,982	2,916	13,836
Construction loans	16,105	—	—	—	—	—	—	16,105
Consumer loans	1,447	486	817	1,462	2,208	2,026	1,873	10,319

Total	$20,418	$1,453	$3,619	$13,032	$10,310	$19,288	$27,524	$95,644

(1)	The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months, provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing that will pay off the construction loan.

     The following tables set forth, at September 30, 2004 and 2003, the dollar amount of loans due after September 30, 2004 and 2003, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

	September 30, 2004
	Fixed	Floating or
	Rates	Adjustable Rate	Total
	(Dollars in thousands)
Residential loans	$26,037	$26,347	$55,384
Commercial loans	5,466	8,370	13,836
Construction loans	16,105	—	16,105
Consumer loans	10,319	—	10,319

Total	$57,927	$37,717	$95,644

	September 30, 2003
	Fixed	Floating or
	Rates	Adjustable Rate	Total
	(Dollars in thousands)
Residential loans	$26,129	$22,490	$48,619
Commercial loans	4,611	5,792	10,403
Construction loans	16,263	—	16,263
Consumer loans	10,431	—	10,431

Total	$57,434	$28,282	$85,716

The following table sets forth First Federal’s loan originations, sales and principal repayments for the periods indicated.

	Year ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Loan Originations:
Real estate mortgage loans	$86,214	$101,134	$87,131
All other loans	4,026	4,407	6,790

Total	$90,240	$105,541	$93,921

Portfolio Loan Purchases:
Real estate mortgage loans	$—	$—	$—

Portfolio Loan Sales Proceeds:
Real estate mortgage loans	$31,097	$55,222	$32,346

Principal Repayments:
Real estate mortgage loans	$24,835	$53,222	$46,578
All other loans	4,889	4,394	6,652

Total	$29,724	$57,616	$53,230

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

     The Asset Classification committee is responsible for the on going review and administration of each particular loan. As such, they make the initial identification of loans, which present some difficulty in collection or where circumstances indicate that the probability of loss exists. Once the committee determines there is a potential collection problem, the loan is turned over to First Federal’s collections officer. It is the responsibility of the collections officer to coordinate all collection efforts on troubled and delinquent loans. Senior management and the First Federal board of directors are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the board as to loan charge offs on a monthly basis.

     At September 30, 2004, 2003 and 2002, loans accounted for on a non-accrual basis were approximately $1,194,000, $2,149,000, and $764,000, respectively, or 1.3%, 2.6%, and .8% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $0 at September 30, 2004, 2003 and 2002.

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

     While it is First Federal’s policy to charge off loans in the period in which the loss is considered probable, there are additional risks of future losses, which cannot be quantified precisely or attributed to the particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     In assessing the adequacy of the allowance, management relies predominately on the on going review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of First Federal’s examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; correspondingly, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While management to recognize losses in the loan portfolio utilizes all information, there can be no assurances that future additions to the allowance will not be necessary. First Federal’s Board of Directors reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, which are classified, are loans, which are greater than 90 days delinquent. However, the Board of Directors may classify loans less than 90 days delinquent should such classification be deemed necessary.

     First Federal’s allowance for loan losses is also subject to regulatory examinations and determinations as to the adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to the banks’ provisions for loan losses and allowances for loan losses as the regulators’ credit evaluations and allowance for loan loss methodology have differed from those of management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. First Federal attempts to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses.

     Management believes that the $912,000 allowance for loan losses, at September 30, 2004, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in First Federal’s loan portfolio. At September 30, 2004, $335,000 of the allowance for loan losses was reserved for possible losses on real estate mortgage loans and $577,000 was reserved for possible losses on all other loans. See also, “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Provision for Loan Losses.”

     The following table summarizes the levels of the allowance for loan losses at the end of the last five fiscal years:

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$1,191	$854	$1,578	$701	$852

Charge-offs:
Real estate	1,561	219	—	—	54
Installment	103	22	79	49	138

Total charge-offs	1,664	241	79	49	192

Recoveries:
Real estate mortgage	—	1	—	—	—
Installment	28	27	23	68	35

Total recoveries	28	28	23	68	35

Net loans (recovered) charged off	1,636	213	56	(19)	157
Provisions for loan losses (benefit)	1,357	550	(668)	858	6

Balance at end of period	$912	$1,191	$854	$1,578	$701

Ratio of net charge-offs to total loans outstanding, net of unearned income	1.73%	0.25%	0.06%	( .02)%	0.14%

Ratio of allowance for loan losses to loans outstanding, net of unearned income	.96%	1.41%	0.92%	1.56	0.65%

Total Loans Outstanding — Net	$94,574	$84,383	$92,985	$101,135	$108,354

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

	At September 30,
	2004		2003		2002
		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Real estate mortgage loans	$335	36.73%	$738	61.96%	$303	35.48%
All other loans	577	63.27%	453	38.04%	551	64.52%

Total allowance for loan losses	$912	100.00%	$1,191	100.00%	$854	100.00%

     At September 30, 2004 and 2003, the total recorded investment in impaired loans was approximately $618,000 and $2,393,000, respectively. The average recorded investment in impaired loans amounted to approximately $822,000 and $413,000 for the years ended September 30, 2004 and 2003, respectively. The allowance for loan losses related to impaired loans was approximately $393,000 and $896,000 for fiscal 2004 and 2003, respectively. Interest income on impaired loans of approximately $25,000 and $23,000 was recognized in 2004 and 2003, respectively. Loans impaired at September 30, 2002 were $874,000.

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

     Non-performing assets were $1,703,000, $2,217,000, and $844,000 at September 30, 2004, 2003 and 2002, respectively. As a percentage of total loans, non-performing assets continued to be at levels which management considers to be acceptable and commensurate with First Federal’s conservative lending policies.

     An analysis of the components of non-performing assets at September 30, 2004, 2003 and 2002 is presented in the following table:

	At September 30,
	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage loans	$891	$2,077	$762
All other loans	303	72	2

Total	1,194	2,149	764

Accruing loans which are past due 90 days or more:
Real estate mortgage loans	—	—	—
All other loans	—	—	—

Total	—	—	—

Total of non-accrual and 90 days past due loans	1,194	2,149	764
Foreclosed real estate (net of related loss provisions)	509	68	80

Total non-performing assets	$1,703	$2,217	$844

Non-accrual and 90 days past due loans as a percent of total loans	1.26%	2.55%	0.82%

Non-performing assets as a percent of total loans	1.80%	2.63%	0.91%

Total loans outstanding	$94,574	$84,383	$92,985

     Management regularly reviews and monitors the loan portfolio in an effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.

   Deposits

     Total deposits increased $4,235,000 (4.5%) in fiscal 2004 to $97,793,000, and decreased $2,925,000 (3.0%) to $93,558,000 in fiscal 2003. In fiscal 2002 deposits decreased $2,572,000 (2.6%) to $96,483,000. Non interest-bearing deposits were $4,003,000, $3,657,000, and $2,850,000, while total interest-bearing deposits were $93,790,000, $89,901,000, and $93,632,000 at September 30, 2004, 2003 and 2002, respectively.

     First Federal’s deposit mix, at September 30, 2004, changed when compared to that at September 30, 2003. NOW accounts increased $598,000 (5.9%), while money-market demand accounts increased $75,000 (48.3%). Certificates of deposit, other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates (“Jumbos”), increased $5,278,000 (8.7%). Non-interest bearing demand deposits increased $346,000 (9.5%). During 2004, certificates of deposit, excluding Jumbos, comprised approximately 67.3% of total deposits, while low cost of funds, including NOW accounts, money market demand accounts, and passbook savings accounts made up 27.1% of First Federal’s total deposits. Jumbos comprised 5.6% of total deposits as of September 30, 2004.

     In order to offset the sale of deposits at the Centreville branch to First Financial Bank on September 9, 2003, First Federal purchased $7,382,000 of brokered certificates of deposit with a weighted average rate of 2.1%. At September 30, 2004, First Federal has approximately $18,300,000 in brokered certificates of deposits with a weighted average interest rate of approximately 1.93%, varying in terms from six months to thirty-three months.

The composition of total deposits for the last three fiscal years is set forth in the following table:

	September 30,
	2004		2003		2002
		Percent		Percent		Percent
		change		change		change
		from prior		from prior		from prior
	Amount	year-end	Amount	year-end	Amount	year-end
			(Dollars in thousands)
Non-interest bearing demand deposits	$4,003	9.46%	$3,657	28.32%	$2,850	(14.90)%
Interest bearing deposits:
NOW accounts	10,662	5.94%	10,064	(2.24)%	10,295	8.48%
Money market demand	230	48.39%	155	(66.88)%	468	14.99%
Passbook savings	11,634	1.19%	11,497	(5.37)%	12,149	8.88%
CDs other than Jumbos	65,796	8.72%	60,518	(4.46)%	63,346	(5.82)%
Jumbos	5,468	(28.68)%	7,667	3.97%	7,374	(.18)%

Total interest bearing deposits	93,790	4.33%	89,901	(3.98)%	93,632	(2.17)%

Total deposits	$97,793	4.53%	$93,558	(3.03)%	$96,483	(2.60)%

     The following tables set forth the distribution of First Federal’s deposit accounts, at the dates indicated and the weighted average nominal interest rates on each category of deposits presented, based on average balances:

		At September 30, 2004
					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances
		(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$4,003	4.09%
0.10%	None	NOW accounts	250	10,507	10.74%
0.10%	None	Non-profit	100	155	.16%
0.10%	None	Money market checking	50	230	.24%
0.15%	None	Statement savings	100	11,634	11.90%
1.50%	3 months	Fixed-term fixed rate certificate	2,500	696	.71%
1.60%	6 months	Fixed-term fixed rate certificate	2,500	8,248	8.43%
2.30%	12 months	Fixed-term fixed rate certificate	500	12,754	13.04%
2.50%	14 months	Fixed-term fixed rate certificate	500	360	.37%
2.25%	18 months	Fixed-term fixed rate certificate	500	2,957	3.02%
2.25%	18 mth Roth IRA	Fixed-term fixed rate certificate	500	88	.09%
2.25%	18 mth IRA	Fixed-term fixed rate certificate	500	8,202	8.39%
3.75%	60 mth IRA	Fixed-term fixed rate certificate	500	2,194	2.24%
2.75%	24 months	Fixed-term fixed rate certificate	500	14	.01%
2.80%	30 months	Fixed-term fixed rate certificate	500	6,262	6.40%
3.70%	4 year	Fixed-term fixed rate certificate	1,500	332	.34%
3.75%	5 year	Fixed-term fixed rate certificate	1,500	5,410	5.53%
5.08%	Jumbo	Fixed-term fixed rate certificate	100,000	5,468	5.59%
1.46%	6 months	6 month brokered TD	—	2,463	2.52%
1.78%	9 months	9 month brokered TD	—	3,926	4.01%
1.88%	12 months	12 month brokered TD	—	2,871	2.94%
1.75%	13 months	13 month brokered TD	—	2,244	2.29%

		At September 30, 2004
					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances
		(Dollars in thousands, except minimum balance)
1.77%	14 months	14 month brokered TD	—	3,099	3.17%
2.25%	24 months	24 month brokered TD	—	1,559	1.59%
2.60%	30 months	30 month brokered TD	—	1,055	1.08
2.75%	33 months	33 month brokered TD	—	1,062	1.09

				$97,793	100.00%

		At September 30, 2003
					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances
		(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$3,657	3.91%
0.10%	None	NOW accounts	250	9,956	10.64%
0.10%	None	Non-profit	100	108	.12%
0.10%	None	Money market checking	50	155	.17%
0.15%	None	Statement savings	100	11,497	12.29%
0.50%	3 months	Fixed-term fixed rate certificate	2,500	138	.15%
1.20%	6 months	Fixed-term fixed rate certificate	2,500	8,613	9.21%
1.30%	12 months	Fixed-term fixed rate certificate	500	16,915	18.08%
1.50%	18 months	Fixed-term fixed rate certificate	500	3,604	3.85%
1.25%	18 mth Roth IRA	Fixed-term fixed rate certificate	250	74	.08%
1.25%	18 mth IRA	Fixed-term fixed rate certificate	250	9,452	10.10%
2.75%	60 mth IRA	Fixed-term fixed rate certificate	250	1,798	1.92%
2.00%	30 months	Fixed-term fixed rate certificate	500	7,439	7.95%
2.50%	4 year	Fixed-term fixed rate certificate	1,500	332	.35%
3.00%	5 year	Fixed-term fixed rate certificate	1,500	4,771	5.10%
1.30%	Jumbo	Fixed-term fixed rate certificate	100,000	7,667	8.19%
1.40%	9 months	9 month brokered TD	0	2,495	2.67%
1.50%	12 months	12 month brokered TD	0	1,693	1.81%
1.60%	14 months	14 month brokered TD	0	1,466	1.57%
2.10%	24 months	24 month brokered TD	0	1,728	1.85%

				$93,558	100.00%

     The following table provides information about the average balances of interest-bearing demand deposits and time deposits, for the periods indicated, based upon average balances:

	Year ended September 30,
	2004		2003		2002
	(Dollars in thousands)
	Interest bearing	Time	Interest bearing	Time	Interest bearing	Time
	demand deposits	Deposits	demand deposits	deposits	demand deposits	deposits
Average balance	$22,161	$69,739	$23,397	$72,309	$22,981	$72,382
Average rate	.20%	2.42%	.59%	3.29%	1.41%	4.38%

     The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

	Year ended September 30,
Interest Rate	2004	2003	2002
		(Dollars in thousands)
0.00 - 1.99%	$36,801	$24,554	$2,775
2.00 - 2.99%	22,498	21,937	22,060
3.00 - 3.99%	3,781	11,570	18,771
4.00 - 4.99%	1,946	3,520	11,694
5.00 - 5.99%	2,179	2,411	3,922
6.00 - 6.99%	529	626	5,471
7.00 - 7.99%	3,530	3,567	6,028

Total	$71,264	$68,185	$70,721

     At September 30, 2004, First Federal had approximately $71.3 million outstanding in certificate accounts that mature as follows:

	Amount due
	Less than	One to	Two to	Three to	Four to
Interest Rate	one year	two years	three years	Four years	five years	Thereafter	Total
			(Dollars in thousands)
0.00 - 1.99%	$30,782	$3,589	$—	$—	$—	$2,430	$36,801
2.00 - 2.99%	13,615	6,444	2,140	61	238	—	22,498
3.00 - 3.99%	1,362	71	63	1,176	1,109	—	3,781
4.00 - 4.99%	576	45	727	568	30	—	1,946
5.00 - 5.99%	119	310	1,750	—	—	—	2,179
6.00 - 6.99%	277	252	—	—	—	—	529
7.00 - 7.99%	3,164	366	—	—	—	—	3,530

Total	$49,895	$11,077	$4,680	$1,805	$1,377	$2,430	$71,264

     At September 30, 2004, First Federal had approximately $34.3 million outstanding in certificate accounts of $100,000 or more, that mature as follows:

Amount
Maturity Period	(In Thousands)
Three months or less	$10,386
After three within six months	7,810
After six within twelve months	6,388
Over twelve months	9,761

$34,345

     The following table presents the maturities of certificates of deposit, as of September 30, 2004, 2003 and 2002:

	Maturities of Time Deposits
	September 30,
	2004	2003	2002
	(Dollars in thousands)
Three months or less	$17,577	$13,566	$13,824
After three within six months	15,543	12,736	16,557
After six within twelve months	16,775	19,421	19,772
One year to two years	11,077	12,750	8,941
Two years to three years	4,680	2,830	7,593
Three years to four years	1,805	2,617	1,357
Four years to five years	1,377	1,833	2,677
Over five years	2,430	2,432	—

Total	$71,264	$68,185	$70,721

Weighted average rate on all certificates of deposit at period-end	2.03%	2.64%	3.74%

Short-Term Borrowings

     SouthFirst has a line of credit of up to $2,500,000, which bears interest at the prime lending rate, plus 25 basis points. Accrued interest on the unpaid balance of the principal is due monthly and continuing until June 2005, at which time the entire unpaid balance along with any unpaid accrued interest is due. The prime-lending rate was 4.75% at September 30, 2004.

     Borrowings also include borrowings from the FHLB of Atlanta. These borrowings included advances with both fixed and variable interest rates.

     First Federal also has short term borrowings through reverse repurchase agreements with Morgan Keegan.

     A summary of these borrowings is as follows:

	At or for the Year Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Amounts outstanding at end of period:
Line of credit	$903	$1,918
FHLB advances	20,670	22,340
Reverse repurchase agreements	10,016	2,743
Weighted average rate paid at period-end:
Line of credit	5.00%	4.25%
FHLB advances	4.46%	4.04%
Reverse repurchase agreements	1.85%	1.22%
Maximum amount of borrowings outstanding at any month-end:
Line of credit	2,353	2,118
FHLB advances	22,340	22,340
Reverse repurchase agreements	10,016	5,347
Approximate average amount outstanding for period:
Line of credit	2,081	1,558
FHLB advances	22,124	22,340
Reverse repurchase agreements	4,901	1,335

	At or for the Year Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Approximate weighted average rate paid during period (1):
Line of credit	4.36%	4.36%
FHLB advances	4.17%	4.19%
Reverse repurchase agreements	1.32%	1.35%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

Capital Resources

   Stockholders’ Equity

     SouthFirst’s consolidated stockholders’ equity was $10,355,000 and $11,677,000 at September 30, 2004 and 2003, respectively. The 2004 decrease was due to the net loss of $528,000 and the change in “accumulated other comprehensive income” in the amount of $317,000 resulting from the increase in unrealized holding losses on available-for-sale securities. Further, SouthFirst repurchased shares of its common stock, in the amount of $81,316, pursuant to its previously announced stock repurchase program.

     Cash dividends were declared on SouthFirst Common Stock in the amount of $425,728, $425,031 and $497,345, or $0.60 per share, for the years ended September 30, 2004, 2003 and 2002, respectively. Management believes that a strong capital position is vital to the continued profitability of First Federal and SouthFirst and provides a foundation for future growth, as well as promoting depositor and investor confidence.

     The following table provides certain financial ratios for SouthFirst, as of the end of the most recent three fiscal years:

	Equity and Asset Ratios
	September 30,
	2004	2003	2002
Return on average assets	(.38)%	.08%	.47%
Return on average stockholder’s equity	(4.82)%	.91%	4.89%
Common dividend payout ratio	N/A	391.45%	74.14%
Average stockholders’ equity to average assets ratio	7.97%	9.15%	9.52%
Net Income (Loss)	$(527,935)	$115,864	$670,805
Average Assets	137,447,618	138,049,920	144,248,358
Average Equity	10,951,309	12,726,828	13,729,739
Cash Dividends Paid	425,729	453,547	497,345

   Capital

     The regulations of the OTS provide certain capital requirements applicable to thrifts, including First Federal, and the consequences for failing to comply with such requirements (as amended from time to time, the “OTS Capital Regulations). The regulatory capital standards contained in the OTS Capital Regulations include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement and identity certain minimum regulatory capital requirements, including a tangible capital ratio equal to 1.50% of adjusted total assets, a core capital ratio equal to 4.0% of adjusted total assets, and a minimum risk-based capital ratio of 8.0% of risk-weighted assets. As shown in the table below, First Federal was in compliance with these regulatory capital requirements, at September 30, 2004 and 2003.

	At September 30, 2004			At September 30, 2003
	Tangible	Core	Risk-based	Tangible	Core	Risk-based
	Capital	Capital	Capital	Capital	Capital	Capital
Capital	$11,432,000	$11,432,000	$11,432,000	$13,651,000	$13,651,000	$13,651,000
Adjustments:
General valuation allowance	—	—	516,000	—	—	295,000
Goodwill	(544,000)	(544,000)	(544,000)	(544,000)	(544,000)	(544,000)
Unrealized gains	536,000	536,000	536,000	218,000	218,000	218,000

Regulatory capital	$11,424,000	$11,424,000	$11,940,000	$13,325,000	$13,325,000	$13,620,000

Regulatory asset base	$141,469,000	$141,469,000	$90,574,000	$133,400,000	$133,400,000	$82,915,000
Capital ratio	8.08%	8.08%	13.18%	9.99%	9.99%	16.43%
Minimum required ratio	1.50%	4.00%	8.00%	1.50%	4.00%	8.00%
Capital ratio required for “well-capitalized” designation	—	5.00%	10.00%	—	5.00%	10.00%

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

     Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. First Federal can borrow an amount equal to 10% of its total assets, based on the most recent quarterly financial information submitted to the appropriate regulatory agency. At September 30, 2004, First Federal had outstanding FHLB advances in the amount of $20,670,000, which exceeds the present credit availability. The bank is not required to re-pay the existing advances to an amount equivalent to 10% of its current assets, however, new requested advances would be subject to approval from the FHLB credit review committee.

     On a consolidated basis, net cash provided by operating activities in fiscal 2004 was $719,000, a $1,014,000 decrease from 2003. The $10,119,000 in net cash used by investing activities during 2004 consisted primarily of a $12,088,000 increase in loan funding activities. Cash provided by calls and maturities of securities available-for-sale and proceeds from the sale of securities available-for-sale increased to $14,472,000 from $32,028,000 in 2003, while cash decreased from the purchase of securities available-for-sale to $11,570,000 from $38,713,000 in 2003. The $8,366,000 in net cash provided by financing activities resulted from an increase of $4,235,000 in total deposits and an increase of $4,588,000 as a result of the net proceeds of borrowed funds. Payments for common stock dividends totaled $425,000, and the acquisition of treasury stock totaled $81,000.

     First Federal’s liquidity ratio at September 30, 2004 and 2003 was 11.31% and 37.05%, respectively. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s expectations to the level of yield that will be available in the future, and management’s projections as to the short-term demand for funds to be used in loan originations. First Federal is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. First Federal paid $1,500,000 and $500,000 to SouthFirst during 2004 and 2003, respectively.

SouthFirst

     SouthFirst also requires cash for various purposes including servicing debt, paying dividends to stockholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from First Federal. First Federal’s capital levels meet the requirements of the OTS Capital Regulations for classification as a “well capitalized” institution and, thereby, enable First Federal to pay dividends to SouthFirst. In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings, including a line of credit in the amount of $2,500,000, from First Commercial Bank in Birmingham, Alabama. The line of credit is renewable annually and is secured by all of the issued and outstanding shares of First Federal, pledged by SouthFirst. SouthFirst, at September 30, 2004, has drawn $903,000 against the line of credit.

     SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of Common Stock in 1994. Substantially all of those funds have been used to pay dividends (including a special $2.00 per share dividend in 1996) to repurchase SouthFirst Common Stock, to invest in affiliates and to pay general corporate expenses. Accordingly, SouthFirst likely will rely on dividends from First Federal to repay borrowings under its line of credit, which has been used, in part, to pay dividends to stockholders and to repurchase shares of SouthFirst pursuant to the current repurchase program announced by SouthFirst in January 2003, authorizing the Company to repurchase up to 77,000 shares, or approximately ten percent (10%) of its outstanding common stock. As of December 9, 2004, SouthFirst has repurchased 69,677 shares of the intended repurchase of up to 77,000 shares of Common Stock. Under the previous stock repurchase program, which commenced in January, 2002, the Company repurchased 81,700 shares of the intended repurchase of up to 85,000 shares of Common Stock, which concluded in January, 2003.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Report of Independent Registered Public Accounting Firm of Jones & Kirkpatrick, P.C.

Consolidated Statements of Financial Condition as of September 30, 2004 and 2003

Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

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

     The following table sets forth certain information regarding certain of the executive officers and directors of SouthFirst and First Federal.

			Year First
			Elected as a	Year
			Director of	Term
Name	Age(1)	Position Held	SouthFirst	Expires
Joe K. McArthur	53	Chief Executive Officer of SouthFirst and First Federal; President of First Federal; Director of SouthFirst and First Federal	1996	2005

J. Malcomb Massey	55	President of SouthFirst; Director of SouthFirst and First Federal; President and Chief Executive Officer of Pension & Benefit	1997	2006

Allen Gray McMillan, III	47	Chairman of SouthFirst and First Federal; Director of SouthFirst and First Federal	1994	2005

H. David Foote, Jr.	55	Director of SouthFirst and First Federal	1994	2007

Kenneth E. Easterling	61	Director of SouthFirst and First Federal	2001	2007

L. Neal Bice	64	Director of SouthFirst and First Federal	2001	2007

Donald R. Hardy	54	Director of SouthFirst and First Federal	2001	2005

Sandra H. Stephens	45	Executive Vice President and Chief Operating Officer of SouthFirst and First Federal; Director of SouthFirst and First Federal	2002	2006

Ruth M. Roper	54	Executive Vice President of Pension & Benefit

(1)	At September 30, 2004

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

     L. Neal Bice has served as a director of First Federal since 1997 and of SouthFirst since 2001. Mr. Bice also currently serves as a member of the audit committee of SouthFirst and as the “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Bice previously served as a director of First Federal Savings and Loan of Chilton County, from 1989 to 1997. Mr. Bice is an owner and a director of Chilton County Feed and Seed Company, located in Clanton, Alabama. Mr. Bice presently is a professor of economics and business at the Clanton extension of the George C. Wallace State Community College. Mr. Bice is a past professor of finance at Auburn University, a past professor of economics, finance and banking at the University of Southwestern Louisiana, and a past professor of finance at the University of Alabama. Mr. Bice is a member of the Chilton County Board of Education, the Alabama Education Association, the Southern School Board Association, Omicron Delta Epsilon Society in Economics, the Chilton County High School Athletic Association, and the Chilton County Cattlemen’s Association. He is a past President of the Chilton County Board of Education, and serves as director of the Chilton County Chamber of Commerce, the President of the Chilton

County University of Alabama Alumni Association, the Zone Chairman of the Clanton Lion’s Club, and the President of the War Eagle Lion’s Club, Auburn, Alabama. Mr. Bice is a member of the Concord Baptist Church.

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

Audit Committee Financial Expert

     SouthFirst has determined that Mr. Bice, a member of the Audit Committee of the Board, is an “audit committee financial expert,” as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Bice is an “independent director” based on the definition of independence in Rule 4200A(a)(14) of the listing standards of the National Association of Securities Dealers currently applicable to small business issuers.

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

     To SouthFirst’s knowledge, based solely on a review of copies of Section 16(a) Reports furnished to SouthFirst and representations that no other Section 16(a) Reports were required, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with during fiscal 2004.

Code of Ethics for Senior Financial Officers

     Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

     We intend to disclose any amendments to or waivers of our Code of Ethics on our corporate website www.southfirst.com.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides certain summary information for fiscal 2004, 2003, and 2002 concerning compensation paid, or accrued, by SouthFirst and First Federal to, or on behalf of, SouthFirst’s Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 2004 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation (1)				Long Term Compensation
						Securities
Name and	Fiscal				Other Annual	Underlying		All Other
Principal Position	Year	Salary	Bonus		Compensation (2)	Options (No.)		Compensation
Joe K. McArthur	2004	$150,000	$23,788	(3)	$21,000	0		$2,451	(4)
Chief Executive	2003	150,000	26,669	(5)	24,000	4,300	(6)	2,451	(7)
Officer of	2002	142,917	25,439	(8)	22,995	0		2,451	(9)
SouthFirst and First Federal, President of First Federal
J. Malcomb Massey (1)	2004	$150,000	$15,551	(10)	$21,000	0		$2,488	(11)
President of	2003	150,000	5,850	(12)	24,000	4,300	(13)	2,488	(14)
SouthFirst,	2002	150,000	13,270	(15)	22,995	0		2,488	(16)
President and Chief Executive Officer of Pension & Benefit
Sandra H. Stephens	2004	$125,000	$11,887	(17)	$21,000	0		$1,747	(18)
Executive Vice	2003	125,000	14,290	(19)	22,500	4,300	(20)	1,537	(21)
President, and Chief	2002	105,417	39,500	(22)	4,500	7,500	(23)	1,537	(24)
Operating Officer of SouthFirst and First Federal
Ruth M. Roper	2004	$100,000	$12,649	(25)	$2,850	0		$2,744	(26)
Executive Vice	2003	100,000	5,598	(27)	3,000	1,950	(28)	2,744	(29)
President of Pension	2002	98,000	5,778	(30)	3,000	0		2,744	(31)
& Benefit

(1)	All compensation received by the Named Executive Officers was paid by First Federal and Pension & Benefit, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey.

(2)	Fees received as a member of the Board of Directors of SouthFirst, First Federal, Pension & Benefit and/or SouthFirst Mortgage.

(3)	Consists of a regular bonus of $5,769 as well as $18,019 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(4)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(5)	Consists of a regular bonus of $8,650 as well as $18,019 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “– Compensation of Directors” below.

(6)	On October 16, 2002, SouthFirst issued 4,300 options under the 1998 plan to Mr. McArthur at an exercise price of $12.10 per share. These options vest in equal increments commencing October 16, 2002 through October 16, 2007.

(7)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(8)	Consists of a regular bonus of $10,000 as well as $15,439 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(9)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(10)	Consists of a regular bonus of $9,701 as well as $5,850 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(11)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(12)	Consists of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(13)	On October 16, 2002, SouthFirst issued 4,300 options under the 1995 plan to Mr. Massey at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(14)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(15)	Consists of a regular bonus of $10,000 as well as $3,270 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(16)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(17)	Consists of a regular bonus of $ 4,807 as well as $7,080 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(18)	Represents a $1,117 automobile allowance and income of $630 recognized on employer provided group term life insurance in excess of $50,000.

(19)	Consists of a regular bonus of $7,210 as well as $7,080 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(20)	On October 16, 2002, SouthFirst issued 2,589 options under the 1995 plan and 1,711 options under the 1998 plan to Ms. Stephens at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(21)	Represents a $1,117 automobile allowance and income of $420 recognized on employer provided group term life insurance in excess of $50,000.

(22)	Consists of a signing bonus of $17,500, a regular bonus of $10,000, a tax bonus, with respect to MRP shares (see “ – Management Recognition Plans” below), of $7,500, and $4,500 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(23)	On December 1, 2001, SouthFirst issued 7,500 options under the 1995 plan to Ms. Stephens at an exercise price of $9.92 per share. These options vest in equal annual increments commencing on December 1, 2002 through December 1, 2006.

(24)	Represents a $1,117 automobile allowance and income of $420 recognized on employer provided group term life insurance in excess of $50,000.

(25)	Consists of a regular bonus of $9,701 as well as $2,948 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(26)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(27)	Consists of a regular bonus of $2,650 as well as $2,948 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(28)	On October 16, 2002, SouthFirst issued 1,950 options under the 1998 plan to Ms. Roper at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(29)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(30)	Consists of a regular bonus of $4,000 as well as $1,778 of compensation consisting of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. See “ – Compensation of Directors” below.

(31)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

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

     Joe K. McArthur

     Chief Executive Officer of SouthFirst and First Federal, President of First Federal

     The amended and restated employment agreement by and between First Federal and Mr. McArthur was effective as of October 1, 2003, and is for a term of two years. Mr. McArthur’s term of employment was due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the First Federal Board determined, in a duly adopted resolution, that the performance of Mr. McArthur had met the Board’s requirements and standards, and that such employment agreement shall be extended. The compensation committee and Mr. McArthur are currently negotiating an extension of such agreement beyond its stated termination date of October 1, 2005. Once an extension of this agreement has been entered into, First Federal will file such document with the SEC on Form 8-K.

     Under the current agreement, SouthFirst is jointly and severally liable for the payment of all amounts due under Mr. McArthur’s employment agreement pursuant to a separate employment agreement entered into with SouthFirst, which was previously filed by SouthFirst as part of its Annual Report on Form 10 KSB for the year ended September 30, 2003. Under the terms of the employment agreement with First Federal, First Federal agrees to pay Mr. McArthur a salary at the rate of $150,000 per annum, payable in cash not less frequently than monthly. Beginning on the effective date, Mr. McArthur shall be eligible to receive such performance bonuses as may be determined in the sole discretion of the First Federal Board. In addition, Mr. McArthur shall participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.

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

     Sandra H. Stephens

Executive Vice President and Chief Operating Officer

     The amended and restated employment agreement by and between First Federal and Ms. Stephens was effective as of October 1, 2003 and is for a term of two years. Ms. Stephens’s term of employment was due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the First Federal Board determined, in a duly adopted resolution, that the performance of Ms. Stephens had met the Board’s requirements and standards, and that such employment agreement shall be extended. The compensation committee and Ms. Stephens are currently negotiating an extension of such agreement beyond its stated termination date of October 1, 2005. Once an extension of this agreement has been entered into, First Federal will file such document with the SEC on Form 8-K.

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

     J. Malcomb Massey

     President and Chief Executive Officer of Pension & Benefit

     The amended and restated employment agreement by and between Pension & Benefit and Mr. Massey was effective as of October 1, 2003 and provides for a term of two years. Mr. Massey’s term of employment was due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the Pension & Benefit Board determined, in a duly adopted resolution, that the performance of Mr. Massey had met the Pension & Benefit Board’s requirements and standards, and that such employment agreement shall be extended. The Pension & Benefit Board and Mr. Massey are currently negotiating an extension of such agreement beyond its stated termination date of October 1, 2005. Once an extension of this agreement has been entered into, First Federal will file such document with the SEC on Form 8-K.

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

     Ruth M. Roper

Executive Vice President of Pension & Benefit

     The amended and restated employment agreement by and between Pension & Benefit and Ms. Roper was effective as of October 1, 2003 and provides for a term of two years. Ms. Roper’s term of employment was due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the Pension & Benefit Board determined, in a duly adopted resolution, that the performance of Ms. Roper had met the Pension & Benefit Board’s requirements and standards, and that such employment agreement shall be extended. The Pension & Benefit Board and Ms. Roper are currently negotiating an extension of such agreement beyond its stated termination date of October 1, 2005. Once an extension of this agreement has been entered into, First Federal will file such document with the SEC on Form 8-K.

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

     The retirement benefits available under the Deferred Compensation Agreements are unfunded. However, First Federal has purchased life insurance policies on the lives Mr. McArthur and Ms. Roper that will be available to SouthFirst and First Federal to provide, both, for retirement benefits and for “key person” insurance. The costs of these arrangements was $36,141 for each of 2004, 2003 and 2002.

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

     During the year ended September 30, 2001, SouthFirst repurchased 11,525 shares of its Common Stock, which shares subsequently were designated MRP shares. During 2002, 1,750 shares were issued to employees under MRP grants and during 2004, 373 shares were cancelled, leaving 9,402 shares in trust at September 30, 2004, which the Committee may issue in its sole discretion.

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

     The 1995 Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options (“Options”) or (ii) Stock Appreciation Rights (“SARs”) (Options and SARs are referred to herein collectively as “Awards”), as determined by the committee administering the 1995 Plan. As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Subsequently, options to purchase 8,300 shares were exercised, which shares are no longer available for issuance under the 1995 Plan; options to purchase 56,649 shares expired prior to being exercised, which shares then became available for re-issuance under the 1995 Plan; and additional options to purchase 55,649 shares were issued. Thus, at September 30, 2004, 1,000 shares were available for issuance under the 1995 Plan.

     The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 38,450 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 35,388 shares were issued. Thus, at September 30, 2004, 3,062 shares were available for issuance under the 1998 Plan.

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

     See also, “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Repricing of Stock Options under the Stock Option Plans

     On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 7,428 and 3,726 options to Joe K. McArthur and J. Malcomb Massey, respectively (i.e., the Named Executive Officers at that time). Options to purchase an aggregate of 50,597 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or First Federal and two former executive officers. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst’s Common Stock declined significantly to a point at which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28, 1998 options, the Board of Directors elected to reprice all such options by the cancellation of such options and the regrant of an equal number of new options at the then current, lower market price. Such replacement options were granted on November 4, 1998 at an exercise price of $15.75 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grants. The following table provides, with respect to the Named Executive Officers, the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 2004:

Ten-Year Option/SAR Repricings

		Number of
		Securities			Length of Original
		Underlying			Option Term
		Options	Original Exercise	New Exercise Price	Remaining at Date
Name	Date	Repriced(1)	Price ($)	($)	of Repricing
Joe K. McArthur	November 4, 1998	7,428	21.25	15.75	9.2 years
(1998 Plan)
J. Malcomb Massey	November 4, 1998	3,726	21.25	15.75	9.2 years
(1998 Plan)

(1)	The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 36,778 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 35,388 shares were issued. Thus, at September 30, 2004, 3,062 shares were available for issuance under the 1998 Plan.

     The following table provides certain information concerning the exercise of stock options under SouthFirst’s Stock Option Plans during the fiscal year ended September 30, 2004, by the Named Executive Officers and the fiscal-year-end value of unexercised options held by those individuals:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities	Value of
			Underlying	Unexercised
			Unexercised Options	In-the-Money
			at	Options at Fiscal
	Shares		Fiscal Year End	Year End
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise	Realized	Unexercisable	Unexercisable(1)
Joe K. McArthur	0	$0	26,592 / 3,440	$49,816 / $11,352
J. Malcomb Massey	0	$0	6,310/3,440	$12,579 / $11,352
Sandra H. Stephens	0	$0	3,860/7,940	$19,278 / $36,012
Ruth M. Roper	0	$0	3,354/1,560	$6,734 / $5,148

(1)	Represents the value of unexercised, in-the-money stock options on September 30, 2004, using the $15.40 closing price of SouthFirst Common Stock on that date.

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

Employee Stock Ownership Plan

     First Federal has adopted an Employee Stock Ownership Plan (the “ESOP”) for the exclusive benefit of participating employees. All employees of First Federal who are at least 21 years old and who have completed a year of service with First Federal are eligible to participate in the ESOP. SouthFirst loaned the ESOP $664,000, which the ESOP used to purchase 66,400 shares of SouthFirst Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. All loan proceeds had been repaid at September 30, 2004.

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

Compensation of Directors

     Director Fees and Dividends

     Each member of the First Federal Board of Directors, with the exception of the Chairman of the Board, receives a fee of $1,000 which covers any and all necessary board meetings occurring during any given month (with one excused absence). The Chairman of the Board receives a fee of $1,500 for each board meeting attended. Each non-employee director of First Federal, if a member of a committee, receives $300 for each committee meeting attended. The members of the SouthFirst Board of Directors receive a fee in the amount of $750 for each board meeting attended.

     During fiscal 2004, each non-employee director was paid from $3,414 to $7,524 under the Dividend Incentive Plan with respect to the shares of Common Stock underlying the stock options held by each non-employee director. Further, certain SouthFirst directors, during fiscal 2004, received a cash dividend in the amount of $996 with respect to the restricted shares held by such directors, as granted under Management Recognition Plans “A” and “B.”

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

     The annual increase or decrease in this liability reserve account is determined by an index which, generally, measures the amount of aggregate annual after-tax income from certain life insurance contracts, owned by First Federal on the lives of each participating director, against the annual cost of funds of First Federal represented by the net premiums paid on these life insurance policies. Each participating director of First Federal will receive, on a monthly basis beginning at retirement or termination of service, as a supplemental retirement benefit, the amount attributed to their liability service account, adjusted, as applicable, under the terms of the Director Plan. The cost of the Director Plan was $26,073 and $33,869 for fiscal years 2004 and 2003, respectively. However, no benefits were paid under the Director Plan in fiscal year 2004 or 2003.

Compensation Committee Interlocks and Insider Participation

     SouthFirst presently does not have a compensation committee because, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey, no officers of SouthFirst receive any compensation for services to SouthFirst. All officers of SouthFirst are compensated by First Federal solely for their services to First Federal. In addition, directors are paid for attendance at First Federal committee meetings, but employee members of committees are not paid. Joe K. McArthur, Chief Executive Officer of First Federal and SouthFirst, and President of First Federal, and J. Malcomb Massey, President of SouthFirst and Pension & Benefit, serve as members of the Wage and Compensation Committee of First Federal. First Federal’s Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of First Federal. SouthFirst had no “interlocking” relationships existing at or before the year ended September 30, 2004 in which (i) any executive officer was a member of the board of directors/trustees of another entity, one of whose executive officers was a member of the First Federal Board of Directors, or where (ii) any executive officer was a member of the compensation committee of another entity, one of whose executive officers was a member of the First Federal Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of December 9, 2004 with respect to the beneficial ownership of SouthFirst’s Common Stock by (i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Shares of
	Common Stock		Percent of
	Beneficially		Outstanding
Beneficial Owner	Owned(1)		Shares(2)
Joe K. McArthur(3)	40,541		5.5%
471 Alta Vista Dr. Chelsea, AL 35043
H. David Foote, Jr.(4)	16,113		2.2%
2517 Overhill Rd. Sylacauga, AL 35150
J. Malcomb Massey(5)	31,174		4.4%
8318 Longneedle, Dr. Montgomery, AL 36117
Allen Gray McMillan, III(6)	21,613		3.0%
One Gunston Ave. Talladega, AL 35160
Kenneth E. Easterling(7)	27,903		3.9%
4141 Co. Road 85 Clanton, AL 35045
L. Neal Bice(8)	33,484		4.7%
304 Eastwood Dr. Clanton, AL 35045
Donald R. Hardy(9)	3,303		0.5%
130 Stone Ridge Dr. Sylacauga, AL 35150
Jeffrey L. Gendell, et. al.(10)	62,800		8.9%
55 Railroad Ave., 3rd Floor Greenwich, CT 06830
Robert J. Salmon and Mary Anne J. Salmon(11)	47,600		6.7%
3623 Raymond St. Chevy Chase, MD 20815
Sandra H. Stephens(12)	7,163		1.0%
4004 Charring Cross Lane Hoover, AL 35226
Ruth M. Roper(13)	12,622		1.8%
1111 Buck Ridge Rd Wetumpka, AL 36093
Pension & Benefit Financial Services, Inc.(14)	37,510		5.3%
260 Commerce St., 3rd Floor Montgomery, AL 36101
All directors and executive officers as a group (9 persons)	193,916	(15)	24.6%

(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2)	The percentages are based upon 709,406 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 709,406 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(3)	Of the amount shown, 5,781 shares are held in Mr. McArthur’s account under SouthFirst’s 401(k) Plan, 7,064 shares are held in his account under First Federal’s ESOP, 27,452 shares are subject to presently exercisable options and 244 shares represent restricted stock granted under SouthFirst’s Management Recognition Plans “A” and “B,” all of which are fully vested.

(4)	Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 9,953 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(5)	Of the amount shown, 15,521 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,782 shares are held in his account under SouthFirst’s 401(k) plan, 2,642 shares are held in an Individual Retirement Account, 2,059 shares are held in his account under First Federal’s ESOP, and 7,170 shares are subject to exercisable options.

(6)	Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 9,953 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(7)	Of the amount shown, 21,099 shares are held jointly by Mr. Easterling and his wife, 1,001 shares are held individually by Mr. Easterling and 5,803 shares are subject to exercisable options.

(8)	Of the amount shown, 27,681 are held individually by Mr. Bice and 5,803 shares are subject to exercisable options.

(9)	Of the amount shown, 200 shares are held jointly by Mr. Hardy and his wife and 3,103 shares are subject to exercisable options.

(10)	Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 62,800 shares, Tontine Management, L.L.C. (“TM”) has shared voting power with respect to 62,800 shares, and Tontine Financial Partners, L.P. (“TFP”) has shared voting power with respect to 62,800 shares. TM, the general partner of TFP, has the power to direct the affairs of TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell and TFP is 237 Park Avenue, 9th Floor, New York, New York 10017. The foregoing information is based on a Schedule 13F, dated November 12, 2004 filed by Mr. Gendell, TM, and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(11)	Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998 received by SouthFirst from Mr. and Mrs. Salmon. SouthFirst makes no representation as to the accuracy or completeness of the information reported therein.

(12)	Of the amount shown, 6,220 shares are subject to presently exercisable options, 243 shares are held in her account under First Federal’s ESOP, and 700 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan(s), all of which shares are fully vested.

(13)	Of the amount shown, 1,914 shares are owned jointly by Ms. Roper and her husband, 5,623 shares are restricted stock acquired pursuant to that certain employment agreement between Ms. Roper and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 1,341 shares are held in her account in First Federal’s ESOP, and 3,744 shares are subject to presently exercisable options.

(14)	These shares are held in trust by Pension & Benefit as trustee of First Federal’s ESOP. See “Item 10. EXECUTIVE COMPENSATION — Employee Stock Ownership Plan.”

(15)	Of the amount shown, 79,201 shares are subject to exercisable options.

     There are no arrangements known to SouthFirst pursuant to which a change in control of SouthFirst would result.

     The following table provides information with respect to shares of SouthFirst Common Stock authorized for issuance under equity compensation plans:

Equity Compensation Plan Information (1)

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	133,999	$12.84	4,062
Equity compensation plans not approved by security holders	0	$0	0

(1)	The term “equity compensation plan,” as used in this table, refers to compensation plans and individual compensation arrangements for employees and directors of the Company and its affiliates, which authorize the issuance of equity securities of the Company, excluding all compensation plans and arrangements which meet the qualification requirements under Section 401(a) of the Code.

(2)	Includes the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan, the 1998 Stock Option and Incentive Plan, the SouthFirst Bancshares, Inc. Management Recognition Plan “A” and the SouthFirst Bancshares, Inc. Management Recognition Plan “B.” See, also, “Item 10. EXECUTIVE COMPENSATION – Management Recognition Plans, and – Stock Option Plans.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     First Federal, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with First Federal’s other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by First Federal to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of First Federal. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and First Federal will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 2004, the aggregate of all loans by First Federal to its officers, directors, and related interests was $739,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

     The following financial statements are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Report of Independent Registered Public Accounting Firm of Jones & Kirkpatrick, P.C.
Consolidated Statements of Financial Condition as of September 30, 2004 and 2003
Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2)	Exhibits

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed with the SEC as a part of, and are hereby incorporated by reference from, SouthFirst’s: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 (“1994 S-1”); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 (“Plan ‘A’ S-8”); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 (“Plan ‘B’ S-8”); Registration Statement on Form S-8, Registration No. 333-4538 (“Option Plan S-8”); Registration Statement on Form S-8, Registration No. 333-85705 (“Amended Option Plan S-8”); Annual Report on Form 10-K for the year ended September 30, 1995 (“1995 10-K”); Annual Report on Form 10-K for the year ended September 30, 1998 (“1998 Form 10-K”); Annual Report on Form 10-KSB for the year ended September 30, 2001 (“2001 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2002 (“2002 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2003 (“2003 Form 10-KSB”); Other Event on Form 8-K, filed on March 29, 2002 (“March 29, 2002 Form 8-K”); Quarterly Report on Form 10-QSB for the period ended December 31, 2001 (“December 31, 2001 10-QSB”); Other Event on Form 8-K, filed on July 2, 2002 (“July 2, 2002 Form 8-K”); Other Event on Form 8-K, filed on December 9, 2004 (“December 9, 2004 Form 8-K”). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation (1994 S-1).

3.2*	Bylaws (1994 S-1, Exhibit 3.2).

3.3*	Amendment to Article III, Section 2 of the Bylaws (2002 Form 10-KSB).

4*	Form of Common Stock Certificate (1994 S-1).

10.1*	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur (2001 Form 10-KSB).

10.2*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Joe K. McArthur (2003 Form 10-KSB).

Exhibit No.	Description of Exhibit

10.3*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Sandra H. Stephens (2003 Form 10-KSB).

10.4*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2003 Form 10-KSB).

10.5*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2001 Form 10-KSB, Exhibit 10.4.2).

10.6*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2003 Form 10-KSB).

10.7*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.5.2).

10.8*	Form of Management Recognition Plan A (1994 S-1, Exhibit 10.5).

10.9 *	Form of Management Recognition Plan A, as amended (1995 Form 10-K, Exhibit 10.8.2).

10.10*	Management Recognition Plan A Restated and Continued (Plan “A” S-8, Exhibit 4.1).

10.11*	Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

10.12*	Form of Management Recognition Plan B, as amended (1995 Form 10-K, Exhibit 10.9.2).

10.13*	Management Recognition Plan B, Restated and Continued (Plan “B” S-8, Exhibit 4.1).

10.14*	Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7) (1995 Form 10-K, Exhibit 10.10.1).

10.15*	Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K, Exhibit 10.10.2).

10.16 *	From of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

10.17*	Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8, Exhibit 10.10.4).

10.18*	Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

10.19*	Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8, Exhibit 10.10.6)

10.20 *	Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

Exhibit No.	Description of Exhibit

10.21*	Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (2001 Form 10-KSB, Exhibit 10.11.2).

10.22*	Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur (1995 Form 10-K, Exhibit 10.12).

10.23*	Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.14).

10.24*	Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (December 31, 2001 10-QSB, Exhibit 10.16).

10.25*	Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision (March 29, 2002 Form 8-K, Exhibit 99.1).

10.26*	Form of Settlement Agreement dated June 28, 2002, by and between First Federal of the South and Charles R. Vawter, Jr., Charles R. Vawter, Sr., Vawter Properties & Resources, LP, Angela H. Vawter and Automatic Gas & Appliance Co., Inc. (July 2, 2002 Form 8-K, Exhibit 99.1).

10.27*	Letter from the Office of Thrift Supervision dated December 14, 2004 rescinding Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision as of December 14, 2004 (December 9, 2004 Form 8-K, Exhibit 99.1).

11	Statement Regarding Computation of Per Share Earnings.

14*	Code of Ethics for Principal Executive Officers and Senior Financial Officers (2003 Form 10-KSB)

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a — 14a Certification of the Chief Executive Officer

31.2	Rule 13a — 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K during the fourth quarter

     SouthFirst filed a report on Form 8-K on December 9, 2004 announcing that the Office of Thrift Supervision has agrees to rescind the Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision, effective as December 14, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees billed by our independent accounting firm, Jones & Kirkpatrick, P.C., for audit services, SEC compliance reviews and tax preparation services for the SouthFirst were as follows, for the fiscal years ending September 30, 2004 and 2003:

	Audit	Audit-Related	Tax	Other	Total
	Fees	Fees(1)	Fees(2)	Fees (3)	Fees
Fiscal Year 2004	$109,685	$29,550	$10,100	$—	$149,335
Fiscal Year 2003	$91,988	$24,862	$10,190	$2,470	$129,510

(1)	Audit related fees are for SEC compliance reviews of Form 10-QSB.

(2)	Tax fees are for preparation of federal and state income tax returns.

(3)	“Other Fees” included primarily assistance with OTS accounting consultation. No financial information systems implementation or design services were rendered by Jones & Kirkpatrick, P.C. during fiscal year 2004 or 2003.

     In addition to the foregoing, Jones & Kirkpatrick, P.C., performed audit services and tax preparation services for Pension & Benefit and was paid as follows:

	Audit	Tax	Total
	Fees	Fees	Fees
Fiscal Year 2004	$9,000	$185	$9,185
Fiscal Year 2003	$5,500	$185	$8,685

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

[signatures on following page]

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 29th day of December 2004.

SOUTHFIRST BANCSHARES, INC.

By:	/s/ Joe K. McArthur

Joe K. McArthur
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joe K. McArthur	Chief Executive Officer &
Director (principal executive
Joe K. McArthur	officer)	December 29, 2004

/s/ Sandra H. Stephens	Executive Vice President,
Chief Operating Officer,
Sandra H. Stephens	Secretary & Director	December 29, 2004

/s/ Janice Browning	Controller, Treasurer
(Principal Accounting
Janice Browning	Officer)	December 29, 2004

/s/ Allen Gray McMillan, III	Chairman and Director	December 29, 2004

Allen Gray McMillan, III

/s/ J. Malcomb Massey	President and Director	December 29, 2004

J. Malcomb Massey

/s/ Kenneth E. Easterling	Director	December 29, 2004

Kenneth E. Easterling

/s/ H. David Foote, Jr.	Director	December 29, 2004

H. David Foote, Jr.

/s/ L. Neal Bice	Director	December 29, 2004

L. Neal Bice

/s/ Donald R. Hardy	Director	December 29, 2004

Donald R. Hardy

Exhibit Index

Exhibit No.	Description of Exhibit
11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a — 14a Certification of the Chief Executive Officer

31.2	Rule 13a — 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 13

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

November 10, 2004, except for Note 13, as to which the date is December 14, 2004

Board of Directors
SouthFirst Bancshares, Inc.
Sylacauga, Alabama

We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthFirst Bancshares, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Jones & Kirkpatrick, P.C.
Certified Public Accountants
Birmingham, Alabama

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition
September 30, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$5,015,108	$6,049,325
Interest-bearing deposits in other financial institutions	713,807	533,003
Securities available for sale, at fair value	14,180,243	32,599,988
Securities held to maturity (fair value of $15,674,973)	15,081,723	—
Loans receivable, net of allowance for loan losses of $911,964 in 2004 and $1,191,033 in 2003	94,574,236	84,382,703
Loans held for sale at cost (which approximates fair value)	1,092,619	1,107,805
Foreclosed assets, net	514,507	77,680
Premises and equipment, net	4,796,390	4,298,889
Federal Home Loan Bank stock, at cost	1,117,000	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	625,639	679,402
Other assets	3,278,179	2,264,952

Total Assets	$141,533,157	$133,654,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,003,251	$3,657,079
Interest bearing	93,789,575	89,900,902

Total deposits	97,792,826	93,557,981
Advances by borrowers for property taxes and insurance	259,427	213,042
Accrued interest payable	458,017	576,676
Borrowed funds	31,588,773	27,000,861
Accrued expenses and other liabilities	1,078,510	628,522

Total liabilities	131,177,553	121,977,082

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000 shares authorized; 990,241 shares issued and 709,406 shares outstanding in 2004; 989,868 shares issued and 713,944 shares outstanding in 2003;	9,996	9,996
Additional paid-in capital	9,838,965	9,837,058
Treasury stock, at cost (280,835 shares in 2004; 275,924 shares in 2003)	(3,891,155)	(3,809,839)
Deferred compensation on common stock employee benefit plans	(159,427)	(183,179)
Shares held in trust, at cost (9,402 shares in 2004 and 9,775 shares in 2003)	(103,483)	(107,161)
Retained earnings	5,195,161	6,148,255
Accumulated other comprehensive income (loss)	(534,453)	(217,759)

Total stockholders’ equity	10,355,604	11,677,371

Total Liabilities and Stockholders’ equity	$141,533,157	$133,654,453

See accompanying notes to consolidated financial statements.

2

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income:
Interest and fees on loans	$5,435,692	$5,948,317	$6,827,657
Interest and dividend income on securities available for sale	1,302,001	1,397,105	1,600,346
Interest and dividend income on securities held to maturity	345,472	—	—
Other interest income	37,776	91,223	99,189

Total interest and dividend income	7,120,941	7,436,645	8,527,192

Interest expense:
Interest on deposits	1,734,850	2,520,828	3,490,715
Interest on borrowed funds	1,077,477	1,023,365	1,239,081

Total interest expense	2,812,327	3,544,193	4,729,796

Net interest income	4,308,614	3,892,452	3,797,396
Provision for loan losses (benefit)	1,356,937	549,603	(667,650)

Net interest income after provision for loan losses	2,951,677	3,342,849	4,465,046

Other income:
Service charges and other fees	546,035	568,701	447,728
Employee benefit trust and consulting fees	1,582,057	1,231,622	1,172,628
Gain on sale of loans	719,389	1,170,453	611,971
Gain on sales and calls of securities available-for-sale	83,614	238,291	236,414
Gain on sale of premises and equipment	927	7,759	162
Insurance benefits in excess of related compensation costs	—	—	186,727
Net premium on transfer of deposits	—	249,769	—
Other	307,491	275,149	377,824

Total other income	3,239,513	3,741,744	3,033,454

(Continued)

See accompanying notes to consolidated financial statements.

3

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Other expenses:
Compensation and benefits	$4,331,282	$4,279,501	$3,635,805
Net occupancy expense	419,776	392,354	358,244
Furniture and fixtures	505,295	451,577	459,314
Data processing	382,885	259,685	317,093
Office supplies and expenses	442,189	436,677	420,272
Deposit insurance premiums	102,938	107,706	85,610
Legal expenses	156,519	214,261	404,203
Other professional services	225,212	259,913	286,068
Goodwill amortization	—	—	53,946
Other	476,220	495,737	386,176

Total other expenses	7,042,316	6,897,411	6,406,731

Income (loss) before income taxes	(851,126)	187,182	1,091,769
Income tax expense (benefit)	(323,191)	71,318	420,964

Net income (loss)	$(527,935)	$115,864	$670,805

Earnings (loss) per share:
Basic	$(0.74)	$0.16	$0.82
Diluted	$(0.71)	$0.15	$0.82
Weighted average shares outstanding:
Basic	709,106	744,641	819,260
Diluted	738,511	759,550	822,631

See accompanying notes to consolidated financial statements.

4

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2004, 2003 and 2002

				Deferred			Accumulated
				Compensation			Other
				on Common			Compre-
		Additional		Stock			hensive
	Common	Paid-in	Retained	Employee	Shares Held	Treasury	Income
	Stock	Capital	Earnings	Benefit Plans	in Trust	Stock	(Loss)	Total
Balance — September 30, 2001	$9,996	$9,814,268	$6,249,938	$(383,442)	$(126,411)	$(1,648,439)	$366,629	$14,282,539

Comprehensive Income:
Net income		—	—	670,805	—	—	—	670,805
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	—	—	—	—	63,091	63,091

Total comprehensive income								733,896

Release of unallocated ESOP shares	—	5,419	—	55,871	—	—	—	61,290
Acquisition of ESOP shares	—	—	—	(188)	—	—	—	(188)
Vesting of shares on Management Recognition Plans	—	(11)	—	3,047	—	—	—	3,036
Issue of Management Recognition Plan shares	—	—	—	(19,250)	19,250	—	—	—
Vesting of deferred compensation shares	—	—	—	19,902	—	—	—	19,902
Acquisition of Treasury stock	—	—	—	—	—	(758,792)	—	(758,792)
Cash dividends declared ($ .60/share)	—	—	(463,300)	—	—	—	—	(463,300)

Balance — September 30, 2002	9,996	9,819,676	6,457,443	(324,060)	(107,161)	(2,407,231)	429,720	13,878,383

Comprehensive Income (Loss):
Net income	—	—	115,864	—	—	—	—	115,864
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	—	—	—	—	(647,479)	(647,479)

Total comprehensive loss								(531,615)

Release of unallocated ESOP shares	—	16,349	—	58,730	—	—	—	75,079
Acquisition of ESOP shares				58,399		58,363)		36
Vesting of shares on Management Recognition Plans	—	1,033	—	3,850	—	—	—	4,883
Vesting of deferred compensation shares	—	—	—	19,902	—	—	—	19,902
Acquisition of Treasury stock	—	—	—	—	—	(1,344,245)	—	(1,344,245)
Cash dividends declared ($ .60/share)	—	—	(425,052)	—	—	—	—	(425,052)

Balance — September 30, 2003	9,996	9,837,058	6,148,255	(183,179)	(107,161)	(3,809,839)	(217,759)	11,677,371

(Continued)

See accompanying notes to consolidated financial statements.

5

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)
Years Ended September 30, 2004, 2003 and 2002

				Deferred			Accumulated
				Compensation			Other
				on Common			Compre-
		Additional		Stock			hensive
	Common	Paid-in	Retained	Employee	Shares Held	Treasury	Income
	Stock	Capital	Earnings	Benefit Plans	in Trust	Stock	(Loss)	Total
Balance — September 30, 2003	$9,996	$9,837,058	$6,148,255	$(183,179)	$(107,161)	$(3,809,839)	$(217,759)	$11,677,371

Comprehensive Income (Loss):
Net income (loss)	—	—	(527,935)	—	—	—	—	(527,935)
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect	—	—	—	—	—	—	(316,694)	(316,694)

Total comprehensive loss								(844,629)

Release of unallocated ESOP shares	—	—	—	—	—	—	—	—
Cancellation of shares held in trust	—	—	—	—	3,678	—	—	3,678
Vesting of shares on Management Recognition Plans	—	1,907	—	3,850	—	—	—	5,757
Vesting of deferred compensation shares	—	—	—	19,902	—	—	—	19,902
Acquisition of Treasury stock								(81,316)
Cash dividends declared ($ .60/share)	—	—	(425,159)	—	—	—	—	(425,159)

Balance — September 30, 2004	$9,996	$9,838,965	$5,195,161	$(159,427)	$(103,483)	$(3,891,155)	$(534,453)	$10,355,604

See accompanying notes to consolidated financial statements.

6

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(527,935)	$115,864	$670,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses (benefit)	1,356,937	549,603	(667,650)
Depreciation and amortization	377,681	331,198	406,184
Proceeds from sales of loans	31,096,549	55,989,812	27,159,678
Loans originated for sale	(30,361,974)	(53,634,764)	(28,567,757)
Gain on sale of loans	(719,389)	(1,170,453)	(611,971)
Gain on sale of premises and equipment	(927)	(7,759)	(162)
Gain on sale of affiliate	(25,000)	—	—
Loss on sale of foreclosed assets	6,770	69,885	41,566
Compensation expense on ESOP and MRPs	25,659	99,864	84,228
Gain on sale of securities available-for-sale	(83,614)	(238,291)	(236,414)
Net amortization of premium on securities	7,906	46,663	38,126
(Increase) decrease in accrued interest receivable	53,763	54,766	226,057
(Increase) decrease in other assets	(1,013,227)	(156,421)	(1,105,037)
Increase (decrease) in accrued interest payable	(118,659)	(249,174)	(502,333)
Increase (decrease) in accrued expenses and other liabilities	644,087	(67,463)	535,771

Net cash provided (used) by operating activities	718,627	1,733,330	(2,528,909)

INVESTING ACTIVITIES
Net change in interest-bearing deposits in other financial institutions	(180,804)	350,259	15,271
Proceeds from calls and maturities of securities available-for-sale	2,931,352	15,438,689	3,559,206
Proceeds from sales of securities available-for-sale	11,541,353	16,589,714	18,598,208
Proceeds from redemption of Federal Home Loan Bank stock	—	1,112,800	—
Purchase of securities available-for-sale	(11,569,768)	(38,713,047)	(15,572,588)
Net (increase) decrease in loans	(12,088,252)	7,443,226	8,441,922
Proceeds from sale of premises and equipment	10,377	452,058	10,095
Purchase of premises and equipment	(884,632)	(207,151)	(463,528)
Proceeds from sale of foreclosed assets	96,185	541,708	512,628
Proceeds from sale of affiliate	25,000	—	—

Net cash provided (used) by investing activities	(10,119,189)	3,008,256	15,101,214

(Continued)

See accompanying notes to consolidated financial statements.

7

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
FINANCING ACTIVITIES
Net increase (decrease) in demand accounts and savings accounts	$1,156,098	$(390,261)	$1,358,136
Net increase (decrease) in certificates of deposit	3,078,747	(2,535,020)	(3,930,454)
Proceeds from borrowed funds	70,534,271	18,588,000	32,091,611
Repayment of borrowed funds	(65,946,359)	(20,644,750)	(38,639,000)
Cash dividends paid	(425,159)	(425,052)	(463,300)
Acquisition of ESOP and MRP shares	3,678	36	(188)
Acquisition of treasury stock	(81,316)	(1,344,245)	(758,792)
(Increase) decrease in advances by borrowers for property taxes and insurance	46,385	(63,867)	(127,606)

Net cash provided (used) by financing activities	8,366,345	(6,815,159)	(10,469,593)

Increase (decrease) in cash and cash equivalents	(1,034,217)	(2,073,573)	2,102,712
Cash and cash equivalents — beginning of year	6,049,325	8,122,898	6,020,186

Cash and cash equivalents — end of year	$5,015,108	$6,049,325	$8,122,898

Supplemental information on cash payments:
Interest paid	$2,930,986	$3,793,367	$5,232,129

Income taxes paid	$148,326	$210,320	$31,857

Supplemental information on non-cash transactions:
Real estate owned, obtained through foreclosure	$539,782	$609,290	$376,294

See accompanying notes to consolidated financial statements.

8

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY

     The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:

Parent Company
Condensed Balance Sheets
September 30, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$49,303	$35,351
Securities available for sale	12,000	5,400
Investment in financial institution subsidiary	10,388,146	12,793,544
Investment in other subsidiaries	1,044,303	859,591
Other assets	24,044	78,805

Total Assets	$11,517,796	$13,772,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowed funds	$902,861	$1,917,861
Other liabilities	259,331	177,459

Total liabilities	1,162,192	2,095,320

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000 shares authorized; 990,241 shares issued and 709,406 shares outstanding in 2004 989,868 shares issued and 713,944 shares outstanding in 2003	9,996	9,996
Additional paid-in capital	9,838,965	9,837,058
Treasury stock	(3,891,155)	(3,809,839)
Deferred compensation on common stock employee benefit plans	(159,427)	(183,179)
Shares held in trust	(103,483)	(107,161)
Retained earnings	5,195,161	6,148,255
Accumulated other comprehensive income (loss)	(534,453)	(217,759)

Total stockholders’ equity	10,355,604	11,677,371

Total Liabilities and Stockholders’ Equity	$11,517,796	$13,772,691

(Continued)

9

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY (Continued)

Parent Company
Condensed Statements of Operations
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Cash dividends from financial institution subsidiary	$1,500,000	$500,000	$1,100,000
Interest and dividend income	—	10,986	31,785
Gain (loss) on sale of securities available-for-sale	—	(78,610)	47,553
Gain on sale of affiliate	25,000	—	—
Commission income	739	95,015	—

Total income	1,525,739	527,391	1,179,338

Expenses:
Interest on borrowed funds	90,774	67,914	130,208
Compensation and benefits	44,000	62,000	44,585
Management fee	30,000	30,000	30,000
Other	67,470	70,029	13,800

	232,244	229,943	218,593

Income before income taxes	1,293,495	297,448	960,745
Income tax benefit	78,472	76,971	47,913

Income before equity in undistributed earnings of subsidiaries	1,371,967	374,419	1,008,658

Equity in undistributed earnings of subsidiaries (dividends in excess of earnings):
Financial institution	(2,085,177)	(335,185)	(364,604)
Other	185,275	76,630	26,751

	(1,899,902)	(258,555)	(337,853)

Net income (loss)	$(527,935)	$115,864	$670,805

(Continued)

10

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY (Continued)

Parent Company
Condensed Statements of Cash Flows
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Operating Activities:
Net income (loss)	$(527,935)	$115,864	$670,805
Adjustments to reconcile net income (loss) to cash from operating activities:
Equity in undistributed earnings of subsidiaries	1,899,902	258,555	337,853
Compensation expense on ESOP and MRP	25,659	99,864	84,228
(Gain) loss on sale of securities available-for-sale	—	78,610	(47,553)
Gain on sale of affiliate	(25,000)	—	—
(Increase) decrease in other assets	54,761	20,098	1,940,038
Increase (decrease) in other liabilities	81,872	(47,591)	220,392

Net cash provided by operating activities	1,509,259	525,400	3,205,763

Investing Activities:
Investment in subsidiaries, net of dividends received	(2,510)	(28,730)	(2,937)
Proceeds from sales of securities available-for-sale	—	—	751,640
Proceeds from sale of affiliate	25,000	—	—

Net cash provided (used) by investing activities	22,490	(28,730)	748,703

Financing Activities:
Acquisition of ESOP and MRP shares	3,678	36	(188)
Proceeds from borrowed funds	435,000	1,519,000	2,563,861
Repayment on borrowed funds	(1,450,000)	(300,000)	(5,220,000)
Cash dividends paid	(425,159)	(425,052)	(463,300)
Acquisition of treasury stock	(81,316)	(1,344,245)	(758,792)

Net cash used in financing activities	(1,517,797)	(550,261)	(3,878,419)

Net increase (decrease) in cash and cash equivalents	13,952	(53,591)	76,047
Cash and cash equivalents — beginning of year	35,351	88,942	12,895

Cash and cash equivalents — end of year	$49,303	$35,351	$88,942

11

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended September 30, 2004
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Interest and dividend income	$1,791,905	$1,756,364	$1,786,609	$1,786,063
Interest expense	716,855	687,347	708,474	699,651

Net interest income	1,075,050	1,069,017	1,078,135	1,086,412
Provision for loan losses	111,979	9,268	1,235,690	—

Net interest income after provision for loan losses	963,071	1,059,749	(157,555)	1,086,412
Non-interest income	789,051	853,788	909,110	687,564
Non-interest expenses	1,699,529	1,928,324	1,807,634	1,606,829

Income (loss) before taxes	52,593	(14,787)	(1,056,079)	167,147
Provision for income taxes (benefit)	18,838	(4,345)	(401,262)	63,578

Net income (loss)	$33,755	$(10,442)	$(654,817)	$103,569

Earnings (loss) per share:
Basic	$0.05	$(0.01)	$(0.92)	$0.15
Diluted	$0.05	$(0.01)	$(0.88)	$0.14
Dividends per share	$0.15	$0.15	$0.15	$0.15

	Year Ended September 30, 2003
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Interest and dividend income	$1,877,285	$1,812,930	$1,824,613	$1,921,817
Interest expense	785,127	864,317	893,439	1,001,310

Net interest income	1,092,158	948,613	931,174	920,507
Provision for loan losses	431,152	29,488	13,963	75,000

Net interest income after provision for loan losses	661,006	919,125	917,211	845,507
Non-interest income	1,072,286	927,624	829,139	912,695
Non-interest expenses	1,873,816	1,721,630	1,685,664	1,616,301

Income (loss) before taxes	(140,524)	125,119	60,686	141,901
Provision for income taxes (benefit)	(53,279)	47,485	22,705	54,407

Net income (loss)	$(87,245)	$77,634	$37,981	$87,494

Earnings (loss) per share:
Basic	$(0.12)	$0.11	$0.05	$0.11
Diluted	$(0.12)	$0.11	$0.05	$0.11
Dividends per share	$0.15	$0.15	$0.15	$0.15

12