Form 10KSB/A
period 2004-09-30
SOUTHFIRST BANCSHARES INC
filed 2005-01-07
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

FORM 10-KSB/A

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Management has endeavored in its communications, in its Annual Report and in this Form 10-KSB/A to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. (“SouthFirst,” or the “Company”) and the industry in which SouthFirst competes. Any “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst’s financial performance and could cause actual results for fiscal year 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Forward Looking Statements

     As stated in the opening paragraph to this Annual Report on Form 10-KSB/A, entitled “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” this Annual Report on Form 10-KSB/A contains certain forward-looking statements, including management’s discussion and analysis of financial condition and results of operation under this Item 6. While SouthFirst believes that the statements contained in this Item 6, and throughout this Annual Report on Form 10-KSB/A, are accurate, SouthFirst’s business is dependent upon general economic conditions and various conditions specific to its industry. Future trends and conditions could cause actual results to differ materially from the forward-looking statements made herein.

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

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included as part of this Form 10KSB/A following the signature page of this Form 10KSB/A.

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

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed with the SEC as a part of, and are hereby incorporated by reference from, SouthFirst’s: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 (“1994 S-1”); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 (“Plan ‘A’ S-8”); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 (“Plan ‘B’ S-8”); Registration Statement on Form S-8, Registration No. 333-4538 (“Option Plan S-8”); Registration Statement on Form S-8, Registration No. 333-85705 (“Amended Option Plan S-8”); Annual Report on Form 10-K for the year ended September 30, 1995 (“1995 10-K”); Annual Report on Form 10-K for the year ended September 30, 1998 (“1998 Form 10-K”); Annual Report on Form 10-KSB for the year ended September 30, 2001 (“2001 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2002 (“2002 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2003 (“2003 Form 10-KSB”); Other Event on Form 8-K, filed on March 29, 2002 (“March 29, 2002 Form 8-K”); Quarterly Report on Form 10-QSB for the period ended December 31, 2001 (“December 31, 2001 10-QSB”); Other Event on Form 8-K, filed on July 2, 2002 (“July 2, 2002 Form 8-K”); Other Event on Form 8-K, filed on December 21, 2004 (“December 21, 2004 Form 8-K”). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation (1994 S-1).

3.2*	Bylaws (1994 S-1, Exhibit 3.2).

3.3*	Amendment to Article III, Section 2 of the Bylaws (2002 Form 10-KSB).

4*	Form of Common Stock Certificate (1994 S-1).

10.1*	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur (2001 Form 10-KSB).

10.2*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Joe K. McArthur (2003 Form 10-KSB).

Exhibit No.	Description of Exhibit

10.3*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between First Federal of the South and Sandra H. Stephens (2003 Form 10-KSB).

10.4*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2003 Form 10-KSB).

10.5*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2001 Form 10-KSB, Exhibit 10.4.2).

10.6*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2003 Form 10-KSB).

10.7*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., First Federal of the South, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.5.2).

10.8*	Form of Management Recognition Plan A (1994 S-1, Exhibit 10.5).

10.9 *	Form of Management Recognition Plan A, as amended (1995 Form 10-K, Exhibit 10.8.2).

10.10*	Management Recognition Plan A Restated and Continued (Plan “A” S-8, Exhibit 4.1).

10.11*	Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

10.12*	Form of Management Recognition Plan B, as amended (1995 Form 10-K, Exhibit 10.9.2).

10.13*	Management Recognition Plan B, Restated and Continued (Plan “B” S-8, Exhibit 4.1).

10.14*	Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7) (1995 Form 10-K, Exhibit 10.10.1).

10.15*	Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K, Exhibit 10.10.2).

10.16 *	From of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

10.17*	Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8, Exhibit 10.10.4).

10.18*	Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

10.19*	Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8, Exhibit 10.10.6)

10.20 *	Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

Exhibit No.	Description of Exhibit

10.21*	Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (2001 Form 10-KSB, Exhibit 10.11.2).

10.22*	Deferred Compensation Agreement between First Federal of the South and Joe K. McArthur (1995 Form 10-K, Exhibit 10.12).

10.23*	Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.14).

10.24*	Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (December 31, 2001 10-QSB, Exhibit 10.16).

10.25*	Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision (March 29, 2002 Form 8-K, Exhibit 99.1).

10.26*	Form of Settlement Agreement dated June 28, 2002, by and between First Federal of the South and Charles R. Vawter, Jr., Charles R. Vawter, Sr., Vawter Properties & Resources, LP, Angela H. Vawter and Automatic Gas & Appliance Co., Inc. (July 2, 2002 Form 8-K, Exhibit 99.1).

10.27*	Letter from the Office of Thrift Supervision dated December 14, 2004 rescinding Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision as of December 14, 2004 (December 21, 2004 Form 8-K, Exhibit 99.1).

11	Statement Regarding Computation of Per Share Earnings.

14*	Code of Ethics for Principal Executive Officers and Senior Financial Officers (2003 Form 10-KSB)

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a — 14a Certification of the Chief Executive Officer

31.2	Rule 13a — 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K during the fourth quarter

     SouthFirst filed a report on Form 8-K on December 21, 2004 announcing that the Office of Thrift Supervision has agrees to rescind the Supervisory Agreement dated March 22, 2002, by and between First Federal of the South and the Office of Thrift Supervision, effective as December 14, 2004.

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

Securities – The Company classifies its securities in one of the following three categories: (i) held-to-maturity securities, (ii) securities available-for-sale, and (iii) trading account securities. Securities held to maturity represent securities which management has both the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available-for-sale represent securities which management may decide to sell prior to maturity for liquidity, tax planning or other valid business purposes. Available-for-sale securities are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a net amount in a separate component of stockholders’ equity until realized. Trading account securities represent securities which management has purchased and is holding principally for the purpose of selling in the near term. Trading account securities are reported at fair value with any unrealized gains or losses included in earnings.

Declines in fair value of securities (available-for-sale or held-to-maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are shown separately in non-interest income in the consolidated statements of operations. No securities were classified as trading account securities as of September 30, 2004 or 2003.

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

Loan Origination Fees, Premiums and Discounts on Loans, Mortgage-Backed Securities and Collateralized Mortgage Obligations – Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yields using the interest method. Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 2004.

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

The Company enters into interest rate locks, where customers have locked into mortgages at a set interest rate, and forward sales commitments, which are sales of mortgage loans to third parties at a specified price. These interest rate locks and forward sales commitments qualify as derivatives; however, the change in fair value of these derivatives during the year did not have a material impact on the Company’s financial position or results of operations.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortizing goodwill. Based upon the initial goodwill impairment test completed October 1, 2002, as required by SFAS No. 142, no goodwill impairment was indicated. In addition, the goodwill impairment testing completed at September 30, 2004 and 2003 indicated there was no goodwill impairment. Therefore, the Company had no changes in the carrying amount of goodwill from September 30, 2002 to September 30, 2004.

The following is a reconciliation of net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share with and without goodwill amortization:

	For the Year Ended September 30,
	2004	2003	2002
Reported net income (loss)	$(527,935)	$115,864	$670,805
Add back: Goodwill amortization (net of taxes)	—	—	33,447

Adjusted net income (loss)	$(527,935)	$115,864	$704,252

Basic earnings (loss) per share:
Reported net income (loss)	$(.74)	$.16	$.82
Goodwill amortization	.00	.00	.04

Adjusted net income (loss)	$(.74)	$.16	$.86

Diluted earnings (loss) per share:
Reported net income (loss)	$(.71)	.15	.82
Goodwill amortization	.00	.00	.04

Adjusted net income (loss)	$(.71)	.15	.86

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

Long-Lived Assets — Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated service lives of the related assets (30 to 50 years for buildings and 3 to 10 years for equipment). Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and improvements are capitalized and written off through depreciation and amortization charges. Equipment retired or sold is removed from the asset and related accumulated depreciation amounts and any gain or loss resulting therefrom is reflected in the accompanying consolidated statements of operations.

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

Stock-Based Compensation — The Company applies Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, using the fair value method of accounting for stock-based compensation.

Income Taxes — The Company provides for income taxes based upon pretax income, adjusted for permanent differences between reported and taxable earnings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Advertising — Advertising costs are charged to operations when incurred. Advertising expense was $90,625, $84,259 and $59,431 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

Reclassification — Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported stockholders’ equity or net income during the periods involved.

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

The components of other comprehensive income and related tax effects are as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available- for-sale securities arising during the period	$(453,227)	$(806,032)	$338,161
Amortization of discount of securities transferred to held to maturity	26,048	—	—
Reclassification adjustment for losses (gains) realized in income	(83,614)	(238,291)	(236,414)

Net unrealized gains (losses)	(510,793)	(1,044,323)	101,747
Tax effect	194,099	396,844	(38,656)

Net-of-tax amount	$(316,694)	$(647,479)	$63,091

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements — In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 105, Application of Accounting Principles to Loan Commitments, which summarized the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

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

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management’s intent. The carrying amount of securities and their approximate fair value at September 30 were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities
September 30, 2004:
U.S. Government agency	$4,588,937	$444	$(56,476)	$4,532,905
Collateral mortgage obligations (CMO’s)	875,317	6,320	—	881,637
Mortgage-backed securities	8,252,500	97,855	—	8,350,355
Corporate obligations	400,000	4,381	(1,035)	403,346
Other common stock	9,000	3,000	—	12,000

	$14,125,754	$112,000	$(57,511)	$14,180,243

September 30, 2003:
U.S. Government agency	$23,236,750	$109,238	$738,052	$22,607,936
Collateral mortgage obligations (CMO’s)	1,439,648	16,441	—	1,456,089
Mortgage-backed securities	7,915,826	259,598	—	8,175,424
Corporate obligations	350,000	6,131	992	355,139
Other common stock	9,000	—	3,600	5,400

	$32,951,224	$391,408	$742,644	$32,599,988

Held-to-Maturity Securities
September 30, 2004:
U.S. Government agency	$15,081,723	$593,250	$—	$15,674,973

The Company sold securities available-for-sale for total proceeds of $11,541,353, $16,589,714 and $18,598,208, resulting in gross realized gains of $83,614, $238,291 and $236,414 in 2004, 2003 and 2002, respectively.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	SECURITIES (Continued)

At September 30, 2003, certain securities classified as available-for-sale were written down to their estimated realizable values because, in the opinion of management, the decline in market value of those securities was considered to be other than temporary.

The scheduled maturities at September 30, 2004 of securities (other than equity securities) by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$100,000	$100,675	$—	$—
Due from one to five years	1,120,790	1,132,726	—	—
Due from five to ten years	4,954,451	5,022,568	—	—
Due after ten years	7,941,513	7,912,274	15,081,723	15,674,973

	$14,116,754	$14,168,243	$15,081,723	$15,674,973

Securities available-for-sale with a carrying amount of approximately $3,714,000 and $2,535,000 at September 30, 2004 and 2003, respectively, were pledged to secure public deposits as required by law and for other purposes required or permitted by law.

In May 2004, the Company transferred certain securities from the available-for-sale to held-to-maturity category. The securities were transferred at fair value on the date of transfer. The unrealized loss at the date of transfer was $942,565 and continues to be reported in accumulated other comprehensive income (loss) in stockholders’ equity. That amount is being amortized over the remaining lives of the securities as an adjustment of yield. The amortization of the unrealized loss offsets the effect of the amortization of the discount for those held-to-maturity securities. The amount of such amortization was $26,048 for the year ended September 30, 2004, and the unamortized balance of the unrealized losses, net of applicable income taxes which is included in stockholders’ equity was $568,241 at September 30, 2004.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	SECURITIES (Continued)

The following table shows the Company’s combined investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gross Losses	Fair Value	Gross Losses	Fair Value	Gross Losses
U.S. Government agency	$6,907,740	$(67,260)	$13,249,694	$(312,483)	$20,157,434	$(379,743)
Corporate obligations	148,965	(1,035)	—	—	148,965	(1,035)

	$7,056,705	$(68,295)	$13,249,694	$(312,483)	$20,306,399	$(380,778)

At September 30, 2004, the Company had five individual available-for-sale securities and four held-to-maturity securities that were in an unrealized loss position. Of those, five had been in an unrealized loss position for longer than 12 months. The unrealized losses on the Company’s investment in U.S. Government agency securities were caused by interest rate increases. The contractual term of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments (which approximate the original purchase price). Because the Company has the ability and intent to hold their investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2004. The unrealized losses in the Company’s investment in corporate obligations are deemed not to be other than temporary impairment and are primarily due to the fact that these securities have experienced volatility in their market prices as a result of current market conditions, with no credit concerns related to the entities that issued the securities. The Company does not expect any permanent impairment to develop related to these securities.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	LOANS

Loans consisted of the following at September 30, 2004 and 2003:

	2004	2003
Real estate mortgage loans:
First mortgage loans:
Single family residential	$44,904,742	$39,838,693
Multi-family and commercial real estate	14,002,478	11,407,220
Second mortgage loans	16,670,204	13,404,006
1-4 family construction loans	16,106,277	16,264,065
Savings account loans	768,088	881,192
Installment loans	3,192,169	3,920,955

	95,643,958	85,716,131

Deduct:
Deferred loan fees	157,758	142,395
Allowance for loan losses	911,964	1,191,033

	1,069,722	1,333,428

Total loans receivable – net	$94,574,236	$84,382,703

Activity in the allowance for loan losses was as follows for the years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002
Beginning balance	$1,191,033	$854,013	$1,577,952
Provision (benefit) charged to income	1,356,937	549,603	(667,650)
Recovery of amounts charged off in prior years	28,432	27,930	22,585
Loans charged off	(1,664,438)	(240,513)	(78,874)

Ending balance	$911,964	$1,191,033	$854,013

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	LOANS (Continued)

The following is a summary of information pertaining to impaired loans:

	September 30,
	2004	2003
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	618,035	2,393,009

Total impaired loans	$618,035	$2,393,009

Valuation allowance related to impaired loans	$393,203	$895,856

	Years Ended September 30,
	2004	2003	2002
Average investment in impaired loans	$821,854	$413,387	$890,066
Interest income recognized on impaired loans	25,294	23,068	65,022
Interest income recognized on a cash basis on impaired loans	25,294	23,068	61,994

Interest on impaired loans is generally recorded on a “cash basis” and is included in earnings only when actually received in cash.

At September 30, 2004 and 2003, the total recorded investment in loans on non-accrual amounted to approximately $1,194,034 and $2,149,000, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest was $0 for each year.

In January 2004, the Company agreed to modify the terms of several loans to one customer. The modified terms included a reduction in interest rates from an original range of prime plus .50% to 15% to a restructured range of 7% to 10%. Additional funds of approximately $55,000 were advanced on the restructuring and additional collateral was received for those advances. The recorded investment in the loans was approximately $210,000 at September 30, 2004. Interest income of approximately $13,000 has been recorded in 2004 on the restructured note. Had the terms of the note not been modified, interest income of approximately $14,000 would have been recorded.

The Company sells loans to third party investors with limited recourse, primarily related to prepayment. The total amount of recourse liability at September 30, 2004 was approximately $93,000. Because historical losses related to these guarantees have been insignificant, no liability has been recorded for these at September 30, 2004 or 2003.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30, 2004 and 2003:

	2004	2003
Land	$1,798,595	$1,610,559
Buildings and improvements	3,162,549	3,136,659
Furniture, fixtures and equipment	1,363,035	830,695
Automobiles	191,940	179,620

	6,516,119	5,757,533
Less: Accumulated depreciation	1,719,729	1,458,644

Premises and equipment, net	$4,796,390	$4,298,889

Depreciation expense charged to operations was $377,681, $331,198 and $352,238 in 2004, 2003 and 2002, respectively.

5.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at September 30, 2004 and 2003:

	2004	2003
Loans	$339,002	$338,537
Investment securities available-for-sale	286,637	340,865

Total accrued interest receivable	$625,639	$679,402

6.	INVESTMENTS IN AFFILIATE

In March 1995, the Company obtained a 50% ownership interest in Magnolia Title Services, Inc. (Magnolia) for an investment of $100,000. Magnolia provides title insurance and related services to various borrowers and lenders in the state of Alabama. The Company accounted for this investment under the equity method. As of September 30, 2003, the Company had written down its investment to $0. In November 2003, the Company sold its investment for $25,000, thereby realizing a gain of $25,000, which is included in other income.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.	LEASES

The Company leases certain real estate and office equipment under operating leases expiring in various years through 2008. Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of September 30, 2004 are as follows:

Year Ending
September 30,	Amount
2005	$134,034
2006	112,047
2007	81,745
2008	3,489

Total	$331,315

Lease expense charged to operations was $140,637, $127,930 and $101,768 for the years ended September 30, 2004, 2003 and 2002, respectively.

The Company is also the lessor of a portion of its office space under a lease expiring in 2007.

Minimum future rentals to be received on non-cancelable leases as of September 30, 2004 for each of the next five years and in the aggregate are as follows:

Year Ending
September 30,	Amount
2005	$12,000
2006	12,000
2007	12,000
2008	3,000

Total minimum future rentals	$39,000

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEPOSITS

An analysis of deposit accounts at the end of the period is as follows at September 30, 2004 and 2003:

	2004	2003
Demand accounts:
Non interest-bearing checking accounts	$4,003,251	$3,657,079
Interest-bearing:
NOW accounts	10,661,374	10,063,517
Money market demand	230,010	155,217

Total demand accounts	14,894,635	13,875,813
Statement savings accounts	11,633,972	11,496,696
Certificate accounts	71,264,219	68,185,472

Total	$97,792,826	$93,557,981

Certificate accounts greater than or equal to $100,000 were $34,345,365 and $25,253,505 at September 30, 2004 and 2003, respectively. Overdrafts of demand deposits in the amounts of $43,356 and $163,042 have been reclassified as loan balances at September 30, 2004 and 2003, respectively.

Scheduled maturities of certificate accounts were as follows at September 30, 2004:

Year	Amount
2005	$49,885,296
2006	11,074,207
2007	4,692,841
2008	1,804,054
2009	1,377,821
Thereafter	2,430,000

Total	$71,264,219

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEPOSITS (Continued)

Interest expense on deposits for the years ended September 30, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Demand accounts	$19,457	$63,232	$143,538
Statement savings accounts	25,921	74,506	179,579
Certificate accounts	1,689,472	2,383,090	3,167,598

Total	$1,734,850	$2,520,828	$3,490,715

9.	BORROWED FUNDS

Federal Home Loan Bank Advances The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 2004 and 2003:

Maturity Date	Callable Date	Type	Rate at 9/30	2004	2003
April 2004		Adjustable	1.11%	$—	$4,000,000
July 2004		Adjustable	1.21%	—	1,670,000
April 2005		Adjustable	1.80%	4,000,000	—
May 2005		Adjustable	2.11%	1,670,000	1,670,000
March 2010	December 2004	Fixed Rate	5.88%	5,000,000	5,000,000
November 2010	November 2004	Fixed Rate	5.43%	5,000,000	5,000,000
January 2011	October 2004	Fixed Rate	4.65%	2,500,000	2,500,000
January 2011	January 2006	Fixed Rate	5.30%	2,500,000	2,500,000

				$20,670,000	$22,340,000

Weighted average rate				4.46%	4.04%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.	BORROWED FUNDS (Continued)

At September 30, 2004 and 2003, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $42,907,000 and $33,349,000, respectively

On April 15, 2002, the Bank was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets to a fixed amount of $22,000,000. This amount was subsequently changed to an amount equal to 10% of its total assets. The Federal Home Loan Bank of Atlanta has notified the Bank that it will not require the Bank’s existing borrowings to be reduced to the new amount prior to the existing advance maturities, but that it will require that any additional borrowing by the Bank be approved through application by the Bank to the Federal Home Loan Bank of Atlanta’s Credit Committee.

Line of Credit The Corporation also has a line of credit with a commercial bank. A summary of this line of credit at September 30, 2004 and 2003 is as follows:

	Outstanding Balance
	at September 30,
	2004	2003
$2,500,000 line of credit, due June 1, 2005, interest at prime plus .25% (5.00% at September 30, 2004), secured by the Company’s stock in its subsidiary, First Federal of the South	$902,861	$1,917,861

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. A summary of such agreements is as follows:

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.	BORROWED FUNDS (Continued)

	2004	2003
Agreement to repurchase on October 15, 2003, plus interest at 1.23%	$—	$1,743,000
Agreement to repurchase on October 20, 2003, plus interest at 1.21%	—	534,109
Agreement to repurchase on October 20, 2003, plus interest at 1.21%	—	465,891
Agreement to repurchase on October 12, 2004, plus interest at 1.76%	1,002,375	—
Agreement to repurchase on October 15, 2004, plus interest at 1.81%	1,476,425	—
Agreement to repurchase on October 20, 2004, plus interest at 1.88%	976,400	—
Agreement to repurchase on October 20, 2004, plus interest at 1.88%	993,037	—
Agreement to repurchase on October 20, 2004, plus interest at 1.88%	983,580	—
Agreement to repurchase on October 22, 2004, plus interest at 1.90%	1,000,000	—
Agreement to repurchase on October 25, 2004, plus interest at 1.85%	1,480,470	—
Agreement to repurchase on November 1, 2004, plus interest at 1.87%	1,103,625	—
Agreement to repurchase on November 1, 2004, plus interest at 1.87%	1,000,000	—

	$10,015,912	$2,743,000

Securities underlying such borrowings had a carrying value of $13,441,238 and $4,077,854 at September 30, 2004 and 2003, respectively.

Total borrowed funds at September 30, 2004 have maturities (or call dates) in future years as follows:

Year Ending
September 30,	Amount
2005	$29,088,773
2006	2,500,000

$31,588,773

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. INCOME TAX EXPENSE

Income tax expense (benefit) for the years ended September 30, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Federal:
Current	$(513,893)	$272,976	$305,068
Deferred	248,685	(237,810)	87,242

	(265,208)	35,166	392,310

State:
Current	(76,269)	53,638	22,239
Deferred	18,286	(17,486)	6,415

	(57,983)	36,152	28,654

Total	$(323,191)	$71,318	$420,964

Income tax expense includes taxes related to investment security gains in the approximate amount of $32,000, $91,000 and $90,000 in 2004, 2003 and 2002, respectively.

The actual income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

	2004	2003	2002
Computed “expected” income tax expense	$(289,383)	$63,642	$371,201
Increase (reduction) in income tax resulting from:
Compensation expense for ESOP	—	(8,260)	(15,734)
Management Recognition Plan	193	265	329
State tax, net of federal income tax benefit	(44,540)	12,527	12,937
Other — net	10,539	3,144	52,231

Total	$(323,191)	$71,318	$420,964

Effective tax rate	38%	38%	39%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. INCOME TAX EXPENSE (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are as follows:

	2004	2003
Deferred taxes:
Foreclosed real estate gain	$55,869	$55,869
Bad debts	223,806	325,666
Accrued salaries	33,305	41,062
Investment in equity of affiliate	—	89,425
Deferred compensation	163,556	136,795
Unrealized loss on securities available-for-sale	328,718	133,478
Other	28,692	—

Total deferred tax assets	833,946	782,295

Deferred tax liabilities:
Management Recognition Plan	1,344	3,446
FHLB stock	237,138	237,138
Depreciation	220,208	135,627
Prepaid expenses	59,423	58,538
Federal/state tax deduction on a cash basis	25,422	1,852
Goodwill	72,845	56,397

Total deferred tax liabilities	616,380	492,998

Net deferred tax asset	$217,566	$289,297

There was no valuation allowance at September 30, 2004 or 2003.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan — Effective October 1, 1994, the Corporation established the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is available to all employees who have met certain age and service requirements. Contributions to the plan are determined by the Board of Directors and may be in cash or in common stock. The Corporation loaned $664,000 to the trustee of the ESOP, who purchased, on behalf of the trust of the ESOP, 66,400 shares of the shares sold by the Corporation in the public offering.

The common stock of the Corporation acquired for the ESOP was held as collateral for the loan and was released for allocation to the ESOP participants as principal payments were made on the loan. The Bank made contributions to the ESOP in amounts sufficient to make loan interest and principal payments. Contributions, which include dividends on ESOP shares, of $71,657 and $74,488 were made to the ESOP in 2003 and 2002, respectively. During 2003, the Trustee distributed cash of $55,744 in lieu of shares to retiring participants.

The ESOP’s loan was repayable in ten annual installments of principal and interest. The interest rate was adjusted annually and was equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note was paid in full. Principal and interest for the years ended September 30, 2003 and 2002 were $71,657 and $74,488, respectively. The loan was paid in full at September 30, 2003. These payments resulted in the commitment to release 5,383 shares in 2003 and 5,587 shares in 2002. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $75,079 and $61,290 in 2003 and 2002, respectively. Suspense shares are excluded from weighted average shares in determining earnings per share.

Stock-based Compensation Plan — During 1995, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 63,361 shares had been granted. The term of the options range from seven to ten years and they vest equally over periods from three to five years.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
	Number of Shares	Weighted Average	Number of Shares	Weighted Average
	Under Option	Exercise Price	Under Option	Exercise Price
Outstanding at September 30, 2001	70,550	$13.15	67,511	$14.05
Granted	9,000	9.92	—	.00
Forfeited	(34,239)	13.05	(20,423)	14.86

Outstanding at September 30, 2002	45,311	12.59	47,088	13.69
Granted	28,389	12.10	16,211	12.10
Forfeited	—	—	(1,328)	9.75

Outstanding at September 30, 2003	73,700	12.40	61,971	13.36
Granted	—	—	—
Forfeited	—	—	(1,256)	13.55
Exercised/sold	—	—	(416)	10.22

Outstanding at September 30, 2004	73,700	12.40	60,299	13.38

Information pertaining to options outstanding at September 30, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
9.75	20,905	3.09 years		20,905
9.92	9,000	7.17 years		3,600
12.10	43,760	8.04 years		8,752
14.00	29,880	.93 years		29,880
15.75	30,454	3.32 years		30,454

Outstanding at end of year	133,999	4.55 years	$12.84	93,591	$13.29

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans in 2004, 2003 or 2002. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss):
As reported	$(527,935)	$115,864	$670,805
Pro forma	(530,678)	108,785	659,986
Basic earnings (loss) per share:
As reported	(.74)	.16	.82
Pro forma	(.75)	.15	.79
Fully diluted earnings (loss) per share:
As reported	(.71)	.15	.82
Pro forma	(.72)	.14	.79

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value during the period granted:

	2003	2002
Dividend yield	5.38%	5.20%
Expected life	9 years	8 years
Expected volatility	8.10%	8.72%
Risk-free interest rate	4.73%	5.39%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

Management Recognition Plan — On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company’s Management Recognition Plans (MRP’s). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions were fully removed in November 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 2004, 2003 and 2002. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP’s in 2004, 2003 and 2002 was $5,757, $4,883 and $3,036, respectively.

During the year ended September 30, 2001, the Company’s MRP purchased an additional 11,525 shares of common stock at an aggregate price of $126,411. Shares held in trust related to the MRP are shown as a reduction of stockholders’ equity in the accompanying consolidated statements of financial condition. As these shares are granted to employees, an amount equal to the award is reclassified from shares held in trust to unearned compensation. Of these shares, 1,750 were issued to key employees during the year ended September 30, 2002. During 2004, 373 shares in the plan were cancelled. No additional shares were issued during the year ended September 30, 2004 or 2003.

401 (k) Plan — The Company also has a 401(k) plan that covers all employees who meet minimum age and service requirements. The plan provides for elective employee salary deferrals and discretionary company matching contributions. Company matching contributions were $0, $28,324 and $52,540 in 2004, 2003 and 2002, respectively.

Deferred Compensation Agreements — The Company has entered into deferred compensation agreements with two of its senior officers and one former officer, pursuant to which each will receive from the Company certain retirement benefits at age 65. Such benefits will be payable for 15 years to each officer or, in the event of death, to such officer’s respective beneficiary. A portion of the retirement benefits will accrue each year until age 65 or, if sooner, until termination of employment. The annual benefits under these arrangements range from approximately $24,000 to $45,000.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

The retirement benefits available under the deferred compensation agreements are unfunded. However, the Company has purchased life insurance policies on the lives of these officers that will be available to the Company to provide, both, for retirement benefits and for key person insurance. The costs of these arrangements was $47,245, $44,945 and $42,758 in 2004, 2003 and 2002, respectively.

In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with two officers in April 1997, under which the Company issued a total of 21,135 shares of common stock to these officers. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the vested shares of $19,902 in 2004, 2003 and 2002.

Directors’ Retirement Agreements — The Bank has also entered into supplemental retirement agreements with its directors. The agreements provide for certain benefits payable to the directors based on the earnings of certain life insurance policies in excess of the Bank’s cost of funds, as defined under the agreements. The cost of these agreements was $26,073 and $33,869 in 2004 and 2003, respectively.

Bank Owned Life Insurance — As discussed above, the Company has purchased approximately $4.9 million of Company owned life insurance on certain key officers (current and former) and directors. (The policies had a cash surrender value of approximately $1.7 million and $1.6 million at September 30, 2004 and 2003, respectively.) The life insurance policies were purchased to offset liabilities associated with certain employee and director benefits. Income earned on the policies will offset the corresponding benefit expenses on these employees and directors as the Company is the beneficiary of the insurance policies. Increases in the cash surrender value of the policies are recorded as a component of non-interest income.

12.	RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to officers and directors of the Company. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Total loans outstanding to these persons at September 30, 2004 and 2003 amounted to $738,521 and $850,666, respectively. The change from 2003 to 2004 reflects payments of $300,792 and advances of $188,647.

Deposits from related parties held by the Bank at September 30, 2004 and 2003 amounted to $189,048 and $155,372, respectively.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.	COMMITMENTS AND CONTINGENCIES

Off Balance Sheet Items — At September 30, 2004, the Bank had outstanding loan commitments of approximately $14,520,000 including $6,790,000 in undisbursed construction loans in process, $6,191,000 in unused lines and letters of credit, $1,208,000 in commitments to originate mortgage loans consisting primarily of 30-day commitments, and $331,000 in undisbursed participation loan commitments. Commitments to originate conventional mortgage loans consisted of fixed rate mortgages for which interest rates had not been established, all having terms ranging from 15 to 30 years.

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

Litigation — The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of all proceedings will not have a material adverse effect upon the financial position or operations of the Company.

Employment Agreements — The Company has employment agreements with certain senior officers. The agreements provide for certain salaries and benefits for a 24-month period. The agreements further provide that if the employee is terminated without cause they will receive payments equal to the amount of salary and benefits remaining under the term of contract with a minimum amount of 12 months salary and benefits. The agreements also provide that if employment is terminated by the Company in connection with or within 24 months after any change in control of the Company, each employee shall be paid approximately three times their salary.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)

Significant Group Concentrations of Credit Risk — The Company maintains cash balances at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $100,000. At various times throughout the year cash balances held at these institutions will exceed federally insured limits. Management monitors such accounts and does not consider that such excess exposes the Company to any significant risk.

Supervisory Agreement — On March 22, 2002, the Bank entered into a supervisory agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (the “OTS”). The Supervisory Agreement formalized the current understanding of both the Bank and the OTS of the actions that the Bank and its board of directors had to undertake to comply with the requirements of the OTS. Among other things, the Bank’s board of directors had to develop, adopt and implement certain policies and procedures to ensure appropriate monitoring of the Bank’s internal audit and control functions, management, asset quality, and transactions with affiliates and insiders. Additionally, the OTS revoked the expanded, loans-to-one-borrower lending authority originally granted by the OTS on July 26, 1994. After meeting such requirements, the Supervisory Agreement was rescinded by the OTS effective December 14, 2004.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2004, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as “well capitalized”.

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Total risk-based capital (to risk weighted assets)	$11,940,000	13.18%	≥$7,246,000	≥8.00%	≥$9,057,000	≥10.00%
Tier I capital (to risk weighted assets)	11,424,000	12.61%	≥ 3,623,000	≥4.00%	≥ 5,434,000	≥ 6.00%
Tier I capital (to adjusted total assets)	11,424,000	8.08%	≥ 5,659,000	≥4.00%	≥ 7,073,000	≥ 5.00%
Tangible equity (to adjusted total assets)	11,424,000	8.08%	≥ 2,829,000	≥2.00%
Tangible capital (to adjusted total assets)	11,424,000	8.08%	≥ 2,122,000	≥1.50%
As of September 30, 2003:
Total risk-based capital (to risk weighted assets)	$13,620,000	16.43%	≥$6,633,000	≥8.00%	≥$8,292,000	≥10.00%
Tier I capital (to risk weighted assets)	13,325,000	16.07%	≥ 3,317,000	≥4.00%	≥ 4,975,000	≥ 6.00%
Tier I capital (to adjusted total assets)	13,325,000	9.99%	≥ 5,336,000	≥4.00%	≥ 6,670,000	≥ 5.00%
Tangible equity (to adjusted total assets)	13,325,000	9.99%	≥ 2,668,000	≥2.00%
Tangible capital (to adjusted total assets)	13,325,000	9.99%	≥ 2,001,000	≥1.50%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14.	RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)

Savings institutions with more than a “normal” level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 2004 and 2003.

Retained earnings at September 30, 2004 and 2003, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 2004, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents — Fair value equals the carrying value of such assets due to their nature.

Interest-bearing Deposits in Other Financial Institutions — Fair value equals the carrying value of such assets due to their nature.

Securities and Accrued Interest Receivable — The fair value of securities is based on quoted market prices. The carrying amount of related accrued interest receivable approximates its fair value.

Loans Receivable — The fair value of loans is calculated using discounted cash flows. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value.

Deposits — Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amount of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

Borrowed Funds — Fair value for the fixed-rate borrowings has been determined using discounted cash flows. The discount rate used is based on estimated current rates for advances with similar maturities. The carrying amount of the variable rate borrowings, due to the short repricing periods, approximate their fair value.

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,015,108	$5,015,108	$6,049,325	$6,049,325
Interest-bearing deposits	713,807	713,807	533,003	533,003
Securities	29,261,966	29,855,216	32,599,988	32,599,988
Loans receivable — net	94,574,236	93,186,318	84,382,703	85,652,394
Accrued interest receivable	625,639	625,639	679,402	679,402
Financial liabilities:
Deposits	97,792,826	97,319,502	93,557,981	94,883,381
Borrowed funds	31,588,773	32,699,122	27,000,861	28,209,972
Accrued interest payable	458,017	458,017	576,676	576,676

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	PARENT COMPANY (Continued)

Parent Company
Condensed Statements of Cash Flows
Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Operating Activities:
Net income (loss)	$(527,935)	$115,864	$670,805
Adjustments to reconcile net income (loss) to cash from operating activities:
Equity in undistributed earnings of subsidiaries	1,899,902	258,555	337,853
Compensation expense on ESOP and MRP	25,659	99,864	84,228
(Gain) loss on sale of securities available-for-sale	—	78,610	(47,553)
Gain on sale of affiliate	(25,000)	—	—
(Increase) decrease in other assets	54,761	20,098	1,940,038
Increase (decrease) in other liabilities	81,872	(47,591)	220,392

Net cash provided by operating activities	1,509,259	525,400	3,205,763

Investing Activities:
Investment in subsidiaries, net of dividends received	(2,510)	(28,730)	(2,937)
Proceeds from sales of securities available-for-sale	—	—	751,640
Proceeds from sale of affiliate	25,000	—	—

Net cash provided (used) by investing activities	22,490	(28,730)	748,703

Financing Activities:
Acquisition of ESOP and MRP shares	3,678	36	(188)
Proceeds from borrowed funds	435,000	1,519,000	2,563,861
Repayment on borrowed funds	(1,450,000)	(300,000)	(5,220,000)
Cash dividends paid	(425,159)	(425,052)	(463,300)
Acquisition of treasury stock	(81,316)	(1,344,245)	(758,792)

Net cash used in financing activities	(1,517,797)	(550,261)	(3,878,419)

Net increase (decrease) in cash and cash equivalents	13,952	(53,591)	76,047
Cash and cash equivalents — beginning of year	35,351	88,942	12,895

Cash and cash equivalents — end of year	$49,303	$35,351	$88,942

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended September 30, 2004
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Interest and dividend income	$1,791,905	$1,756,364	$1,786,609	$1,786,063
Interest expense	716,855	687,347	708,474	699,651

Net interest income	1,075,050	1,069,017	1,078,135	1,086,412
Provision for loan losses	111,979	9,268	1,235,690	—

Net interest income after provision for loan losses	963,071	1,059,749	(157,555)	1,086,412
Non-interest income	789,051	853,788	909,110	687,564
Non-interest expenses	1,699,529	1,928,324	1,807,634	1,606,829

Income (loss) before taxes	52,593	(14,787)	(1,056,079)	167,147
Provision for income taxes (benefit)	18,838	(4,345)	(401,262)	63,578

Net income (loss)	$33,755	$(10,442)	$(654,817)	$103,569

Earnings (loss) per share:
Basic	$0.05	$(0.01)	$(0.92)	$0.15
Diluted	$0.05	$(0.01)	$(0.88)	$0.14
Dividends per share	$0.15	$0.15	$0.15	$0.15

	Year Ended September 30, 2003
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Interest and dividend income	$1,877,285	$1,812,930	$1,824,613	$1,921,817
Interest expense	785,127	864,317	893,439	1,001,310

Net interest income	1,092,158	948,613	931,174	920,507
Provision for loan losses	431,152	29,488	13,963	75,000

Net interest income after provision for loan losses	661,006	919,125	917,211	845,507
Non-interest income	1,072,286	927,624	829,139	912,695
Non-interest expenses	1,873,816	1,721,630	1,685,664	1,616,301

Income (loss) before taxes	(140,524)	125,119	60,686	141,901
Provision for income taxes (benefit)	(53,279)	47,485	22,705	54,407

Net income (loss)	$(87,245)	$77,634	$37,981	$87,494

Earnings (loss) per share:
Basic	$(0.12)	$0.11	$0.05	$0.11
Diluted	$(0.12)	$0.11	$0.05	$0.11
Dividends per share	$0.15	$0.15	$0.15	$0.15

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION

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

The following table presents financial information for each reportable segment:

	September 30, 2004
		Employee Benefits
	Banking Activities	Consulting	Total
Interest and dividend income	$7,096,079	$24,862	$7,120,941
Interest expenses	2,812,327	—	2,812,327

Net interest income	4,283,752	24,862	4,308,614
Provision for loan losses	1,356,937	—	1,356,937

Net interest income after provision for loan losses	2,926,815	24,862	2,951,677
Non-interest income	1,641,830	1,597,683	3,239,513
Non-interest expenses	5,718,985	1,323,331	7,042,316

Income (loss) before income taxes	(1,150,340)	299,214	(851,126)
Provision for income taxes (benefit)	(437,130)	113,939	(323,191)

Net income (loss)	$(713,210)	$185,275	$(527,935)

Depreciation and amortization included in other expenses	$310,154	$67,527	$377,681

Total assets at year-end	$140,508,524	$1,743,131	$142,251,655

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION (Continued)

	September 30, 2003
		Employee Benefits
	Banking Activities	Consulting	Total
Interest and dividend income	$7,416,268	$20,377	$7,436,645
Interest expenses	3,544,193	—	3,544,193

Net interest income	3,872,075	20,377	3,892,452
Provision for loan losses	549,603	—	549,603

Net interest income after provision for loan losses	3,322,472	20,377	3,342,849
Non-interest income	2,498,122	1,243,622	3,741,744
Non-interest expenses	5,757,392	1,140,019	6,897,411

Income before income taxes	63,202	123,980	187,182
Provision for income taxes	23,968	47,350	71,318

Net income	$39,234	$76,630	$115,864

Depreciation and amortization included in other expenses	$269,584	$61,614	$331,198

Total assets at year-end	$132,459,815	$1,512,626	$133,972,441

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION (Continued)

	September 30, 2002
		Employee Benefits
	Banking Activities	Consulting	Total
Interest and dividend income	$8,476,404	$50,788	$8,527,192
Interest expenses	4,729,796	—	4,729,796

Net interest income	3,746,608	50,788	3,797,396
Provision for loan losses (benefit)	(667,650)	—	(667,650)

Net interest income after provision for loan losses	4,414,258	50,788	4,465,046
Non-interest income	1,858,705	1,174,749	3,033,454
Non-interest expenses	5,224,580	1,182,151	6,406,731

Income before income taxes	1,048,383	43,386	1,091,769
Provision for income taxes	404,329	16,635	420,964

Net income	$644,054	$26,751	$670,805

Depreciation and amortization included in other expenses	$313,669	$92,515	$406,184

Total assets at year-end	$140,547,478	$2,257,518	$142,804,996

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	BUSINESS SEGMENT INFORMATION (Continued)

Following are reconciliations (where applicable) to corresponding totals in the accompanying consolidated financial statements.

	2 0 0 4	2 0 0 3
ASSETS
Total assets for reportable segments	$142,251,655	$133,972,441
Elimination of intercompany receivables	(718,498)	(317,988)

Consolidated assets	$141,533,157	$133,654,453

