Form 10QSB
period 2004-12-31
SOUTHFIRST BANCSHARES INC
filed 2005-02-14
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
December 31, 2004	1-13640

SOUTHFIRST BANCSHARES, INC.

( Exact name of registrant as specified in its charter)

Delaware	63-1121255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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

Yes ☑	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

☐ Yes	No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	709,406 shares
Class	Outstanding at February 1, 2005

Transitional Small Business Disclosure Format ☐ Yes    ☑ No

SOUTHFIRST BANCSHARES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)	1

Consolidated Statements of Financial Condition at December 31, 2004 (Unaudited) and September 30, 2004	1

Consolidated Statements of Operations (Unaudited) for the Three Months Ended December 31, 2004 and 2003	2

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended December 31, 2004	3

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2004 and 2003	4-5

Notes to Consolidated Financial Statements (Unaudited) — December 31, 2004 and 2003	6-10

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3: Controls and Procedures	15

PART II — OTHER INFORMATION	16

Item 1: Legal Proceedings	16

Item 6: Exhibits and Reports on Form 8-K	16

SIGNATURES	17

EXHIBIT INDEX	18

CERTIFICATIONS	Exhibits

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Financial Condition
December 31, 2004 (Unaudited) and September 30, 2004

	December 30,	September 30,
	2004	2004
	(Unaudited)
Assets
Cash and cash equivalents	$5,500,629	$5,015,108
Interest-bearing deposits in other financial institutions	720,485	713,807
Securities available-for-sale, at fair value	13,699,072	14,180,243
Securities held-to-maturity at amortized cost (fair value of $15,600,853 at December 31, 2004 and $15,674,973 at September 30, 2004)	15,097,160	15,081,723
Loans receivable	97,630,333	95,486,200
Less allowance for loan losses	(939,636)	(911,964)

Net loans	96,690,697	94,574,236
Loans held for sale at cost (which approximates fair value)	1,456,012	1,092,619
Foreclosed assets, net	582,527	514,507
Premises and equipment, net	4,747,585	4,796,390
Federal Home Loan Bank stock, at cost	1,196,500	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	715,006	625,639
Other assets	2,886,836	3,278,179

Total Assets	$143,836,215	$141,533,157

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$4,770,925	$4,003,251
Interest bearing	99,275,915	93,789,575

Total deposits	104,046,840	97,792,826

Advances by borrowers for property taxes and insurance	145,854	259,427
Accrued interest payable	508,325	458,017
Borrowed funds	28,136,641	31,588,773
Accrued expenses and other liabilities	637,748	1,078,510

Total liabilities	133,475,408	131,177,553

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,241 shares issued and 709,406 shares outstanding at December 31, 2004 and September 30, 2004	9,996	9,996
Additional paid-in capital	9,838,965	9,838,965
Treasury stock, at cost (280,835 shares at December 31, 2004 and September 30, 2004)	(3,891,155)	(3,891,155)
Deferred compensation on common stock employee benefit plans	(153,489)	(159,427)
Shares held in trust at cost (9,402 shares at December 31, 2004 and September 30, 2004)	(103,483)	(103,483)
Retained earnings	5,210,851	5,195,161
Accumulated comprehensive other income (loss)	(550,878)	(534,453)

Total stockholders’ equity	10,360,807	10,355,604

Total Liabilities and Stockholders’ Equity	$143,836,215	$141,533,157

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three Months Ended December 31, 2004 and 2003

	2004	2003
Interest and dividend income:
Interest and fees on loans	$1,493,102	$1,339,578
Interest income on deposits in other financial institutions	16,750	7,455
Interest and dividend income on securities available-for-sale	165,338	439,030
Interest income on securities held-to-maturity	211,648	—

Total interest and dividend income	1,886,838	1,786,063

Interest expense:
Interest on deposits	476,497	430,658
Interest on borrowed funds	293,216	268,993

Total interest expense	769,713	699,651

Net interest income	1,117,125	1,086,412

Provision for loan losses	25,000	—

Net interest income after provision for loan losses	1,092,125	1,086,412

Other income:
Service charges and other fees	126,928	130,584
Employee benefit trust and consulting fees	365,049	329,013
Gain on sale of loans	186,690	136,869
Gain (loss) on sale of foreclosed assets	(2,102)	(1,535)
Gain (loss) on sale of equipment	3,500	927
Other	92,806	91,706

Total other income	772,871	687,564

Other expenses:
Compensation and benefits	985,861	1,015,464
Net occupancy expense	109,120	89,794
Furniture and fixtures	123,030	111,294
Data processing	85,381	57,376
Office supplies and expense	96,320	101,746
Deposit insurance premiums	26,795	24,394
Legal	52,800	33,750
Other	188,632	173,011

Total other expenses	1,667,939	1,606,829

Income before income taxes	197,057	167,147

Income tax expense	74,882	63,578

Net income	$122,175	$103,569

Earnings per share:
Basic	0.17	0.15
Diluted	0.17	0.14
Cash dividends declared	0.15	0.15
Weighted average shares outstanding:
Basic	709,406	709,234
Diluted	732,548	739,521

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended December 31, 2004

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Other	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Income (Loss)	Equity
Balance at September 30, 2004	$9,996	$9,838,965	$(3,891,155)	$(159,427)	$(103,483)	$5,195,161	$(534,453)	$10,355,604

Comprehensive income:
Net income						122,175		122,175

Change in net unrealized gain on available-for-sale securities, net of reclassification adjustments and income taxes of $10,065							(16,425)	(16,425)

Total comprehensive income								105,750

Vesting of deferred compensation shares				5,938				5,938

Cash dividends declared						(106,485)		(106,485)

Balance at December 31, 2004	$9,996	$9,838,965	$(3,891,155)	$(153,489)	$(103,483)	$5,210,851	$(550,878)	$10,360,807

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2004 and 2003

	2004	2003
Operating activities:
Net income	$122,175	$103,569

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	25,000	—
Depreciation and amortization	99,232	75,589
Gain on sale of loans	(186,690)	(136,869)
Increase (decrease) in deferred loan origination fees	34,806	7,372
Net amortization of premium/discount on investment securities	(343)	2,684
Loss on sale of foreclosed assets	2,102	1,535
Gain on sale of premises and equipment	(3,500)	(927)
Loans originated for sale	(7,997,975)	(6,153,127)
Proceeds from sale of loans	7,821,272	6,648,561
(Increase) decrease in accrued interest receivable	(89,367)	(92,425)
(Increase) decrease in other assets	391,343	250,503
Deferred compensation expense	5,938	5,938
Increase (decrease) in accrued interest payable	50,308	(34,371)
Increase (decrease) in accrued expenses and other liabilities	(430,697)	(130,466)

Net cash provided (used) by operating activities	(156,396)	547,566

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(6,678)	(13,516)
Proceeds from calls and maturities of securities available-for-sale	439,587	1,266,840
Purchase of securities available-for-sale	—	(100,000)
Purchase of Federal Home Loan Bank stock	(79,500)	—
Net (increase) decrease in loans	(2,176,267)	(3,243,796)
Purchase of premises and equipment	(50,427)	(231,287)
Proceeds from sale of foreclosed assets	3,800	37,282
Proceeds from sale of other assets	3,500	10,376
Transfer from loans of repossessed assets	(73,922)	(11,293)

Net cash used in investing activities	(1,939,907)	(2,285,394)

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2004 and 2003

	2004	2003
Financing activities:
Increase (decrease) in deposits	$6,254,014	$(2,948,244)
Decrease in advances by borrowers for property taxes and insurance	(113,573)	(93,312)
Proceeds from borrowed funds	20,747,448	18,416,689
Repayment of borrowed funds	(24,199,580)	(15,709,289)
Cash dividends paid	(106,485)	(106,242)
Proceeds from exercise of stock options	—	6,905
Acquisition of Treasury shares	—	(83,040)

Net cash used in financing activities	2,581,824	(516,533)

Increase (decrease) in cash and cash equivalents	485,521	(2,254,361)
Cash and cash equivalents at beginning of period	5,015,108	6,049,325

Cash and cash equivalents at end of period	$5,500,629	$3,794,964

Supplemental information on cash payments:
Interest paid	$719,405	$734,022

Income taxes paid	$36,000	$37,600

Supplemental information on non-cash transactions:
Real estate obtained through foreclosure	$66,284	$—

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
December 31, 2004 and 2003

(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended December 31, 2004, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, First Federal of the South (“First Federal”) and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

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

(2)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123”). SFAS No. 123 is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123 eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123 requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 3, and is currently evaluating the impact the adoption of SFAS No. 123 will have on its statement of condition and results of operations.

(3)	Stock-Based Compensation Plans

During 1995, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 63,361 shares have been granted. The term of the options range from seven to ten years, and the options vest equally over periods ranging in length from three to five years.

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding at September 30, 2004	73,700	$12.40	60,299	$13.38
Exercised	—		—
Forfeited	—		(1,254)	$12.93

Outstanding at December 31, 2004	73,700	$12.40	59,045	$13.39

Information pertaining to options outstanding at December 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 9.75	20,571	3.09 years		20,571
$ 9.92	9,000	7.17 years		5,400
$12.10	43,340	8.04 years		17,336
$14.00	29,880	.68 years		29,880
$15.75	29,954	3.32 years		29,954

Outstanding at
December 31, 2004	132,745	4.49 years	$12.84	103,141	$13.13

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
..

	Three Months Ended
	December 31,
	2004	2003

Net income, as reported	$122,175	$103,569
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(643)	(801)

Pro forma net income	$121,532	$102,768

Earnings per share:
Basic — as reported	.17	.15
Basic — pro forma	.17	.14
Diluted — as reported	.17	.14
Diluted — pro forma	.17	.14

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

There were no options granted during the three months ended December 31, 2004 or 2003.

(4)	Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended December 31, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option plan trusts. Diluted earnings per share for the three month periods ended December 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended December 31, 2004 and 2003:

			Earnings
	Income	Shares	Per Share
For the Three Months Ended December 31, 2004:
Basic earnings	$122,175	709,406	$0.17
Dilutive Securities:
Stock Option Plan shares	—	23,142

Dilutive earnings	$122,175	732,548	$0.17

For the Three Months Ended December 31, 2003:
Basic earnings	$103,569	709,234	$0.15

Dilutive Securities:
Stock Option Plan shares	—	30,287

Dilutive earnings	$103,569	739,521	$0.14

(5)	Business Segment Information

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 on Form 10-KSB. The following table presents financial information for each reportable segment:

	Three Months Ended December 31, 2004			Three Months Ended December 31, 2003
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total

Interest and dividend income	$1,879,496	$7,342	$1,886,838	$1,780,963	$5,100	$1,786,063
Interest expenses	769,713	—	769,713	699,651	—	699,651

Net interest income	1,109,783	7,342	1,117,125	1,081,312	5,100	1,086,412
Provision for loan losses	25,000	—	25,000	—	—	—

Net interest income after provision for loan losses	1,084,783	7,342	1,092,125	1,081,312	5,100	1,086,412

Other income	404,760	368,111	772,871	355,551	332,013	687,564

Other expenses	1,298,876	369,063	1,667,939	1,287,695	319,134	1,606,829

Income before income taxes	190,667	6,390	197,057	149,168	17,979	167,147

Income taxes	72,453	2,429	74,882	56,686	6,892	63,578

Net income	$118,214	$3,961	$122,175	$92,482	$11,087	$103,569

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(6)	Subsequent Event

On January 26, 2005, the Company declared a regular $0.15 per share cash dividend on the Company’s outstanding stock, payable on February 21, 2005, to stockholders of record as of February 6, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the first quarter of fiscal year 2005, which ended December 31, 2004, increased $18,606, or 17.9%, to $122,175 when compared to the same period in fiscal year 2004. Net interest income increased $30,713, or 2.8%, for the first quarter of fiscal year 2005, compared to the same period in fiscal year 2004. Non-interest income increased $85,307, or 12.4%, for the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004, while non-interest expense increased $61,110, or 3.8%.

Primary earnings per common share, based on weighted average shares outstanding was $.17 and $.15 for the three months ended December 31, 2004 and 2003, respectively.

Those items significantly affecting earnings are discussed in detail below.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-bearing assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Net interest income is directly related to the interest rate spread, which is the difference between the interest rates on interest-earning assets and interest-bearing liabilities.

As of December 31, 2004, the interest rate spread decreased 6 basis points as rates earned on interest-earning assets decreased 2 basis points to 5.89%, while the cost of funds increased 4 basis points to 2.43% compared to the same three-month period ending December 31, 2003. The change in the interest rate spread occurring during the three-month interval is a result of increases in interest rates. The average balance of interest-earning assets increased approximately $7.2 million, or 5.9%, from approximately $121.0 million to approximately $128.1 million while the average balance of interest-bearing liabilities increased approximately $9.8 million, or 8.4%, from approximately $116.9 million to approximately $126.7 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in an increase in net interest income of approximately $31,000, or 2.8%, for the three months ended December 31, 2004.

Provision for Loan Losses

Provision for loan losses reflects an increase in the amount of $25,000 for the three-month period ending December 31, 2004, when compared to the same period in fiscal year 2004.

Other Income

For the three-month period ended December 31, 2004, total non-interest income increased by approximately $85,000 to $772,871, compared to the same period in fiscal year 2004. This increase was primarily the result of an increase of approximately $50,000 in gains on sales of loans and an increase in employee benefit consulting fees of approximately $36,000. Service charges and other fees, gain (loss) from the sale of assets and other income remained constant between the two periods at approximately $127,000, $1,000 and $93,000, respectively.

Other Expenses

For the three month period ended December 31, 2004, total non-interest expense increased approximately $61,000 to $1,667,939 from $1,606,829 for the three-month period ended December 31, 2003. This increase resulted primarily from an increase in net occupancy, furniture and fixtures, data processing, legal and other expenses of approximately $19,000, $12,000, $28,000, $19,000 and $16,000, respectively. These increases in expenses were partially offset by decreases in expenses for compensation and benefits and office supplies of approximately $30,000 and $5,000, respectively.

Income Taxes

The Company’s effective tax rate for the three-month periods ended December 31, 2004 and 2003 was 38.0% and 38.0%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense increased approximately $11,000, or 17.8%, to $74,882 for the three months ended December 31, 2004, as compared to $63,578 for the three months ended December 31, 2003, due to the increase in pre-tax earnings.

REVIEW OF FINANCIAL CONDITION

Overview

Management continuously monitors the financial condition of SouthFirst in order to protect depositors, increase retained earnings, and protect current and future earnings.

Return on average stockholders’ equity is one way of assessing the return SouthFirst has generated for its stockholders. The table below sets forth the return on average stockholders’ equity and other performance ratios of SouthFirst for periods indicated.

	At or for the three months
	ended December 31,
	2004	2003
Return on assets	0.34%	0.31%
Return on equity	4.72%	3.58%
Equity to asset ratio	7.20%	8.66%
Interest rate spread	3.46%	3.52%
Net interest margin	3.49%	3.59%
Total risk-based capital	13.19%	16.15%
Non-performing loans to loans	1.19%	2.94%
Allowance for loan losses to loans	0.95%	1.34%
Allowance for loan losses to average non-performing loans	80.29%	45.71%
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%
Book value per common share outstanding	$14.60	$16.45

Significant factors affecting SouthFirst’s financial condition during the three months ended December 31, 2004 are detailed below:

Assets

Total assets increased approximately $2,303,000, or 1.6%, from $141,533,157 at September 30, 2004 to $143,836,215 at December 31, 2004. Cash and amounts due from banks increased approximately $486,000, or 9.7%, as a result of new deposit growth during the period. Net loans increased approximately $2,116,000, or 2.2%. These increases occurred primarily in business and various types of residential mortgage loans. Other increases in assets occurring during the period were increases in loans held for sale, Federal Home Loan Bank stock and repossessed assets of approximately $363,000, or

33.3%, $80,000, or 7.1%, and $68,000, or 13.2%, respectively. Decreases in assets consisted primarily in investment securities available-for-sale and other assets of approximately $481,000, or 3.4%, and $391,000, or 11.9%, respectively.

Liabilities

Total liabilities increased approximately $2,298,000, or 1.8%, from $131,177,533 at September 30, 2004 to $133,475,408 at December 31, 2004. Deposits increased approximately $6,254,000, or 6.4%, during the period, which represents an increase in certificates of deposit of approximately $5,900,000 and an increase in checking and other savings accounts of approximately $354,000. The additional funds from deposit growth was used primarily to repay borrowed funds and to meet loan demand. Borrowed funds decreased approximately $3,452,000, or 10.9%, which represents a decrease of approximately $3,552,000 in short-term reverse repurchase agreements with Morgan Keegan & Company. There was an increase in the balance of an existing line of credit with First Commercial Bank of $100,000 which occurred during the period.

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

At December 31, 2004, the allowance for loan losses was $939,636, compared to $911,964 at September 30, 2004, which represents an increase of approximately $28,000. Non-performing loans at December 31, 2004 were approximately $1,170,000, as compared to approximately $1,194,000 at September 30, 2004. At December 31, 2004 and September 30, 2004, the allowance for loan losses represented 0.95% and 0.96% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

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

Under the previous regulation, First Federal was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U. S. Government, state or federal agency obligations) and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).

As of December 31, 2004, First Federal’s average daily balance of liquid assets was approximately 14.4%

of its September 30, 2004 liquidity base, exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,326,000 in cash and cash equivalents and approximately $9,726,000 in other qualifying assets. In addition, as of December 31, 2004, the fair market value of the company’s investment securities portfolio available-for-sale was approximately $13,699,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of December 31, 2004, the amount of deposits was $104,046,840, which represents an increase of approximately $6,254,000 from the amount of deposits at September 30, 2004.

Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of December 31, 2004, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature in June 2005, and of which there is an outstanding balance at December 31, 2004 for approximately $1,003,000. At December 31, 2004, the Company had outstanding balances with the FHLBA of approximately $20,670,000.

First Federal also has short-term borrowings through reverse repurchase agreements with Morgan Keegan & Company. As of December 31, 2004, the balance outstanding on these was approximately $6,464,000.

Management believes that the Company’s liquidity and existing funding sources are adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.

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

As of December 31, 2004, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$11,571,000	8.04%
Core capital	11,571,000	8.04%
Tier-based capital	12,139,000	13.19%

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

Item 3: Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

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

On January 6, 2005, SouthFirst filed Form 8-K announcing the amendments and restatements of existing employment agreements with certain of its executive officers.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: February 14, 2005	By:	/s/ Joe K. McArthur

Joe K. McArthur
Chief Executive Officer
(principal executive officer)

Date: February 14, 2005	By:	/s/ Janice Browning

Janice Browning
Controller, Treasurer
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.