Form 10QSB
period 2005-03-31
SOUTHFIRST BANCSHARES INC
filed 2005-05-16
CIK 925963

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
March 31, 2005	1-13640

SOUTHFIRST BANCSHARES, INC.

( Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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

          ☑ Yes                                ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

          ☐ Yes                                ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	709,328 shares
Class	Outstanding at May 3, 2005

Transitional Small Business Disclosure Format ☐ Yes ☑ No

SOUTHFIRST BANCSHARES, INC.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Consolidated Statements of Financial Condition
March 31, 2005 (Unaudited) and September 30, 2004

	March 31,	September 30,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$4,268,780	$5,015,108
Interest-bearing deposits in other financial institutions	728,051	713,807
Securities available-for-sale, at fair value	28,028,181	14,180,243
Securities held-to-maturity at amortized cost (fair value of $15,674,973 at September 30, 2004)	—	15,081,723

Loans receivable	96,984,948	95,486,200
Less allowance for loan losses	(993,140)	(911,964)

Net loans	95,991,808	94,574,236

Loans held for sale at cost (which approximates fair value)	384,905	1,092,619
Foreclosed assets, net	1,617,361	514,507
Premises and equipment, net	4,734,452	4,796,390
Federal Home Loan Bank stock, at cost	1,218,200	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	550,715	625,639
Other assets	3,520,895	3,278,179

Total Assets	$141,587,054	$141,533,157

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$4,093,565	$4,003,251
Interest bearing	99,796,067	93,789,575

Total deposits	103,889,632	97,792,826

Advances by borrowers for property taxes and insurance	178,767	259,427
Accrued interest payable	555,490	458,017
Borrowed funds	25,857,361	31,588,773
Accrued expenses and other liabilities	944,131	1,078,510

Total liabilities	131,425,381	131,177,553

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,241 shares issued and 709,406 shares outstanding at March 31, 2005 and September 30, 2004	9,996	9,996
Additional paid-in capital	9,838,965	9,838,965
Treasury stock, at cost (280,835 shares at March 31, 2005 and September 30, 2004)	(3,891,155)	(3,891,155)
Deferred compensation on common stock employee benefit plans	(147,550)	(159,427)
Shares held in trust at cost (9,402 shares at March 31, 2005 and September 30, 2004)	(103,483)	(103,483)
Retained earnings	4,594,518	5,195,161
Accumulated comprehensive other income (loss)	(139,618)	(534,453)

Total stockholders’ equity	10,161,673	10,355,604

Total Liabilities and Stockholders’ Equity	$141,587,054	$141,533,157

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
for the Three and Six Months Ended March 31, 2005 and 2004

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$3,019,752	$2,689,637	$1,526,651	$1,350,059
Interest income on deposits in other financial institutions	33,684	19,011	16,935	11,556
Interest and dividend income on securities available-for-sale	326,007	864,024	160,668	424,994
Interest and dividend income on securities held-to-maturity	431,513	—	219,865	—

Total interest and dividend income	3,810,956	3,572,672	1,924,119	1,786,609

Interest expense:
Interest on deposits	1,002,818	872,194	526,321	441,536
Interest on borrowed funds	583,611	535,932	290,395	266,938

Total interest expense	1,586,429	1,408,126	816,716	708,474

Net interest income	2,224,527	2,164,546	1,107,403	1,078,135

Provision for loan losses	104,846	1,235,690	79,846	1,235,690

Net interest income (loss) after provision for loan losses	2,119,681	928,856	1,027,557	(157,555)

Other income:
Service charges and other fees	228,794	264,175	101,866	133,591
Employee benefit trust and consulting fees	761,009	709,662	395,961	380,649
Gain on sale of loans	322,355	293,605	135,665	156,736
Gain (loss) on sale of foreclosed assets	(11,216)	(1,535)	(9,115)	—
Gain (loss) on sale of equipment	5,827	927	2,327	—
Gain (loss) on sale of securities available-for-sale	—	157,931	—	157,931
Gain (loss) on sale of securities held-to-maturity	(701,099)	—	(701,099)
Other	185,968	171,909	93,161	80,203

Total other income	791,638	1,596,674	18,766	909,110

Other expenses:
Compensation and benefits	1,962,603	2,127,464	976,742	1,112,000
Net occupancy expense	216,505	192,525	107,385	102,732
Furniture and fixtures	251,972	226,733	128,942	115,437
Data processing	168,456	170,287	83,076	112,911
Office supplies and expense	211,530	213,174	115,211	111,427
Deposit insurance premiums	53,921	49,693	27,126	25,299
Legal	105,600	77,500	52,800	43,750
Termination expense	140,941	—	140,941	—
Other	425,030	357,085	236,398	184,078

Total other expenses	3,536,558	3,414,461	1,868,621	1,807,634

Income (loss) before income taxes	(625,239)	(888,931)	(822,298)	(1,056,079)

Income tax expense (benefit)	(237,589)	(337,685)	(312,471)	(401,262)

Net income (loss)	$(387,650)	$(551,246)	$(509,827)	$(654,817)

Earnings (loss) per share:
Basic	(0.55)	(0.78)	(0.72)	(0.92)
Diluted	(0.53)	(0.75)	(0.70)	(0.88)
Cash dividends declared	0.30	0.30	0.15	0.15
Weighted average shares outstanding:
Basic	709,406	709,161	709,406	709,088
Diluted	727,867	739,823	727,826	740,059

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Six Months Ended March 31, 2005

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Other	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Income (Loss)	Equity
Balance at September 30, 2004	$9,996	$9,838,965	$(3,891,155)	$(159,427)	$(103,483)	$5,195,161	$(534,453)	$10,355,604

Comprehensive income:
Net income (loss)						(387,650)		(387,650)

Change in net unrealized loss on available-for-sale securities, net of reclassification adjustments and income taxes of $241,996							394,835	394,835

Total comprehensive income								7,185

Vesting of deferred compensation shares				11,877				11,877

Cash dividends declared						(212,993)		(212,993)

Balance at March 31, 2005	$9,996	$9,838,965	$(3,891,155)	$(147,550)	$(103,483)	$4,594,518	$(139,618)	$10,161,673

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended March 31, 2005 and 2004

	2005	2004
Operating activities:
Net income (loss)	$(387,650)	$(551,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	104,846	1,235,690
Depreciation and amortization	197,259	157,986
Gain on sale of securities available-for-sale	—	(157,931)
Loss on sale of securities held-to-maturity	701,099	—
Gain on sale of loans	(322,355)	(293,605)
Increase (decrease) in deferred loan origination fees	30,457	6,661
Net amortization of premium/discount on securities available-for-sale	(629)	4,415
(Gain) loss on sale of other property owned	(5,827)	(927)
(Gain) loss on sale of foreclosed assets	11,216	1,535
Loans originated for sale	(12,370,645)	(12,862,387)
Proceeds from sale of loans	13,400,714	12,500,146
(Increase) decrease in accrued interest receivable	74,924	34,490
(Increase) decrease in other assets	(242,716)	(1,349,059)
Deferred compensation expense	11,877	11,877
Increase (decrease) in accrued interest payable	97,473	(73,298)
Increase (decrease) in accrued expenses and other liabilities	(376,378)	(346,729)

Net cash provided (used) by operating activities	923,665	(1,682,382)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(14,244)	(48,905)
Proceeds from calls and maturities of securities available-for-sale	865,504	1,997,450
Purchase of securities available-for-sale	(14,992,500)	(3,600,000)
Proceeds from sale of securities available-for-sale	—	3,547,919
Proceeds from sale of securities held-to-maturity	15,297,145	—
Purchase of Federal Home Loan Bank stock	(101,200)	—
Net (increase) decrease in loans	(1,552,875)	(4,675,423)
Purchase of premises and equipment	(137,994)	(405,903)
Proceeds from sale of foreclosed assets	10,800	37,282
Proceeds from sale of other assets	8,500	10,376
Transfer from loans of repossessed assets	(1,124,870)	(536,318)

Net cash used in investing activities	(1,741,734)	(3,673,522)

(Continued)

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended March 31, 2005 and 2004

	2005	2004
Financing activities:
Increase (decrease) in deposits	$6,096,806	$4,900,618
Proceeds from borrowed funds	35,028,468	33,101,389
Repayment of borrowed funds	(40,759,880)	(34,036,689)
Cash dividends paid	(212,993)	(212,745)
Acquisition of treasury stock	—	(83,723)
Proceeds from exercise of stock options	—	6,905
Decrease in advances by borrowers for property taxes and insurance	(80,660)	(47,833)

Net cash provided by financing activities	71,741	3,627,922

Increase (decrease) in cash and cash equivalents	(746,328)	(1,727,982)
Cash and cash equivalents at beginning of period	5,015,108	6,049,325

Cash and cash equivalents at end of period	$4,268,780	$4,321,343

Supplemental information on cash payments:
Interest paid	$1,488,956	$1,334,828

Income taxes paid	$36,000	$50,191

Supplemental information on non-cash transactions:
Real estate obtained through foreclosure	$1,082,756	$500,000

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended March 31, 2005, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, First Federal of the South (“First Federal”) and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 3, and is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations.

(3)	Stock-Based Compensation Plans

During 1995, the Company adopted a Stock Option and Incentive Plan for directors and key employees of the Company. The exercise price cannot be less than the market price on the grant date and the number of shares available for options cannot exceed 83,000. Stock appreciation rights may also be granted under the plan. During 1998, the Company adopted the 1998 Stock Option & Incentive Plan for directors and key employees of the Company. Under the 1998 plan, options to acquire 63,361 shares have been granted. The term of the options range from seven to ten years, and the options vest equally over periods ranging in length from three to five years.

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at September 30, 2004	73,700	$12.40	60,299	$13.38
Exercised
Forfeited	(18,304)	$12.83	(12,982)	$14.27

Outstanding at March 31, 2005	55,396	$12.26	47,317	$13.14

Information pertaining to options outstanding at March 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$9.75	15,547	2.59 years		15,547
$9.92	9,000	6.67 years		5,400
$12.10	39,040	7.54 years		15,616
$14.00	16,600	.43 years		16,600
$15.75	22,526	2.82 years		22,526

Outstanding at March 31, 2005	102,713	4.53 years	$12.96	75,689	$12.66

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

	Six Months Ended		Three Months Ended
	March 31		March 31
	2005	2004	2005	2004
Net income (loss), as reported	$(387,650)	$(551,246)	$(509,827)	$(654,817)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,180)	(1,445)	(537)	(644)

Pro forma net income (loss)	$(388,830)	$(552,691)	$(510,364)	$(655,461)

Earnings (loss) per share:
Basic — as reported	$(.55)	$(.78)	$(.72)	$(.92)
Basic — pro forma	(.55)	(.78)	(.72)	(.92)
Diluted — as reported	(.53)	(.75)	(.70)	(.88)
Diluted — pro forma	(.53)	(.75)	(.70)	(.89)

The Company is currently evaluating the impact that the adoption of SFAS No. 123® will have on its statement of condition and results of operations once such standards become effective with respect to the Company. Because the SFAS No. 123 method of accounting (and related disclosures) has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

There were no options granted during the six months ended March 31, 2005 or 2004.

(4)	Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six and three month periods ended March 31, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option plan trusts. Diluted earnings per share for the six and three month periods ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended March 31, 2005 and 2004:

			Earnings
	Income	Shares	Per Share
For the Three Months Ended March 31, 2005:
Basic earnings (loss)	$(509,827)	709,406	$(.72)

Dilutive Securities:
Stock Option Plan shares	—	18,420

Dilutive earnings (loss)	$(509,827)	727,826	$(.72)

For the Three Months Ended March 31, 2004:
Basic earnings (loss)	$(654,817)	709,088	$(.92)

Dilutive Securities:
Stock Option Plan shares	—	30,971

Dilutive earnings (loss)	$(654,817)	749,059	$(.88)

For the Six Months Ended March 31, 2005:
Basic earnings (loss)	$(387,650)	709,406	$(.55)

Dilutive Securities:
Stock Option Plan shares	—	18,461

Dilutive earnings (loss)	$(387,650)	727,867	$(.53)

For the Six Months Ended March 31, 2004:
Basic earnings (loss)	$(551,246)	709,161	$(.78)

Dilutive Securities:
Stock Option Plan shares	—	30,662

Dilutive earnings (loss)	$(551,246)	739,823	$(.75)

(5)	Investment Securities

During 2005, the Company transferred all of its securities in the held-to-maturity category to the available-for-sale category and immediately sold those securities. The amortized cost of the sold securities was $15,998,287, resulting in a realized loss of $701,099. The decision to transfer the securities was based on a change in investment strategy and to improve overall liquidity and interest rate risk.

(6)	Business Segment Information

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 on Form 10-KSB. The following table presents financial information for each reportable segment:

	Six Months Ended March 31, 2005			Six Months Ended March 31, 2004
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$3,795,933	$15,023	$3,810,956	$3,561,361	$11,311	$3,572,672
Interest expenses	1,586,429	—	1,586,429	1,408,126	—	1,408,126

Net interest income	2,209,504	15,023	2,224,527	2,153,235	11,311	2,164,546
Provision for loan losses	104,846	—	104,846	1,235,690	—	1,235,690

Net interest income after provision for loan losses	2,104,658	15,023	2,119,681	917,545	11,311	928,856

Other income	22,240	769,398	791,638	877,386	719,288	1,596,674

Other expenses	2,791,876	744,682	3,536,558	2,777,174	637,287	3,414,461

Income (loss) before income taxes	(664,978)	39,739	(625,239)	(982,243)	93,312	(888,931)

Income taxes	(252,689)	15,100	(237,589)	(373,226)	35,541	(337,685)

Net income (loss)	$(412,289)	$24,639	$(387,650)	$(609,017)	$57,771	$(551,246)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$1,916,437	$7,682	$1,924,119	$1,780,398	$6,211	$1,786,609
Interest expenses	816,716	—	816,716	708,474	—	708,474

Net interest income	1,099,721	7,682	1,107,403	1,071,924	6,211	1,078,135
Provision for loan losses	79,846	—	79,846	1,235,690	—	1,235,690

Net interest income after provision for loan losses	1,019,875	7,682	1,027,557	(163,766)	6,211	(157,555)

Other income	(382,522)	401,288	18,766	521,835	387,275	909,110

Other expenses	1,493,001	375,620	1,868,621	1,489,482	318,152	1,807,634

Income (loss) before income taxes	(855,648)	33,350	(822,298)	(1,131,413)	75,334	(1,056,079)

Income taxes	(325,143)	12,672	(312,471)	(429,911)	28,649	(401,262)

Net income (loss)	$(530,505)	$20,678	$(509,827)	$(701,502)	$46,685	$(654,817)

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(7)	Subsequent Event

On April 26, 2005, the Company declared a regular $0.10 per share cash dividend on the Company’s outstanding stock, payable on May 20, 2005, to stockholders of record as of May 6, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVIEW OF RESULTS OF OPERATIONS

Overview

Net income for the three month and six month periods ended March 31, 2005 increased $144,990 and $163,596, respectively, compared to the same periods in fiscal 2004. Net interest income, after the provision for loan losses, increased $1,185,112 for the three months ended March 31, 2005 and increased $1,190,825 for the six month period ended March 31, 2005, compared to the same periods in fiscal 2004. These increases are primarily attributable to a reduction in the provision for loan losses of $1,155,844 and $1,130,844 for the three and six month periods ended March 31, 2005, respectively. An analysis of the allowance for loan losses are discussed below under the heading “Provision for Loan Losses.” Non-interest income decreased $890,344, or 97.9%, for the three month period ended March 31, 2005 and decreased $805,036, or 50.4%, for the six month period ended March 31, 2005, when compared to the same periods in fiscal 2004. Non-interest expense increased $60,987, or 3.4%, for the three month period ended March 31, 2005 and increased $122,097, or 3.8%, for the six month period ended March 31, 2005, compared to the same periods in fiscal 2004.

Primary earnings (loss) per common share, based on weighted-average shares outstanding was $(.72) and $(.92) for the three months ended March 31, 2005 and 2004, respectively, and $(.55) and $(.78) for the six months ended March 31, 2005 and 2004, respectively.

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

As of March 31, 2005, the interest rate spread decreased 5 basis points as rates earned on interest-earning assets increased 20 basis points to 6.05%, while the cost of funds increased 25 basis points to 2.59% compared to the same three-month period ending March 31, 2004. The change in the interest rate spread is a result of the increase in interest rates. The average balance of interest-earning assets increased approximately $5.1 million, or 4.2%, from $122.1 million to $127.2 million, while the average balance of interest-bearing liabilities increased approximately $5.1 million, or 4.2%, from $121.1 million to $126.2 million. The combined effect of the increases in average balances and the changes in rates discussed above resulted in a decrease in the interest rate spread from 3.51% to 3.46%, and an increase in net interest income of approximately $29,000, or 2.7%, and $60,000, or 2.8%, for the three and six months ended March 31, 2005, respectively, compared to the same periods in fiscal 2004.

Provision for Loan Losses

Provision for loan losses reflects a decrease in the amount of $1,130,844, or 91.5%, for the six month period ended March 31, 2005, when compared to the same period in fiscal 2004.

The current year to date provision of $104,846 includes approximately $93,000 to cover reserve requirements associated with construction lending located in Birmingham. These loans represent five construction loans, for a contract amount of $554,829 and a disbursed amount of $525,132. In addition, there are three lot loans with a contract amount of $275,000 and a disbursed amount of $69,260. These loans were foreclosed on in March 2005. No significant losses are anticipated on any of these foreclosed properties.

At March 31, 2005, the allowance for loan losses to total average loans outstanding was 1.01%, compared to 0.93% for the same period ended March 31, 2004.

For the same period in fiscal 2004, the provision for loan losses of $1,235,600 represented approximately $1,035,000 for the write-down of an acquisition and development loan, which was foreclosed on in January 2004. At the date of foreclosure, this loan had a disbursed balance of approximately $1,948,000, with previously recognized allowances of approximately $525,000. At the time of foreclosure, the fair value of the property was estimated to be $500,000. The provision also included $200,000 additional general loan loss to increase the balance in the allowance for loan losses to an appropriate level.

Other Income

Total other income for the six months ended March 31, 2005 decreased approximately $805,000 to $792,000, compared to $1,597,000 for the six months ended March 31, 2004. A significant portion of the decrease in total non-interest income was attributable to a loss on the sale of investment securities held-to-maturity of approximately $701,000. Management made a decision to sell the entire portfolio of held-to-maturity investments of $16,000,000 after the reclassification from available-for-sale to held-to-maturity during the June quarter of fiscal 2004. Other reductions in other income included a reduction from the gain of investment securities available for sale, service charges and other fees, and gain from the sale of equipment of approximately $158,000, $35,000 and $5,000, respectively. These reductions in other income are partially offset by increases in employee benefit consulting fees, gain on sale of loans and other income of approximately $51,000, $28,000 and $14,000, respectively.

For the three months ended March 31, 2005, total non-interest income decreased approximately $890,000 to $19,000, compared to $909,000 for the same period in fiscal 2004. This decrease is attributable to a loss of approximately $701,000 on the sale of investment securities that were previously categorized as held-to-maturity, as discussed in the preceding paragraph. Other reductions in other income included a reduction from the gain of investment securities available for sale, service charges and other fees, gain on sale of loans and loss from the sale of foreclosed assets of approximately $158,000, $32,000, $21,000 and $9,000, respectively. These reductions in other non interest income are partially offset by increases in employee benefit consulting fees and other income of $15,000 and $13,000, respectively.

Other Expenses

Total other expense for the six months ended March 31, 2005, increased by approximately $122,000 to $3,537,000, compared to $3,414,000 for the six months ended March 31, 2004. The changes in other non-interest expense is largely attributable to an increase in termination expenses relative to the resignation, severance and general release agreement between Joe K. McArthur and First Federal of the South and SouthFirst Bancshares, Inc., which was effective March 31, 2005. Mr. McArthur was paid a severance benefit in one lump sum of $228,361, as provided under his employment contract dated January 1, 2005. In addition to the severance benefits described above, SouthFirst Bancshares also paid to Mr. McArthur $10,000 for the surrender of all stock options that Mr. McArthur possessed at the time of his resignation. This expense was offset by the reduction of certain deferred compensation benefits payable to Mr. McArthur which were adjusted due to his termination prior to normal retirement age. Other increases in expenses occurred in net occupancy of approximately $24,000, furniture and fixtures expense of approximately $25,000, legal expense of approximately $28,000, and other expenses of approximately $68,000. Offsetting these increases in expenses were decreases in compensation and benefits of approximately $165,000. Expenses relative to data processing, office supplies and deposit insurance premiums remained constant for the six months ended March 31, 2005 at approximately $168,000, $212,000 and $54,000, respectively.

For the three months ended March 31, 2005, total non-interest expense increased approximately $61,000 to $1,869,000, compared to $1,808,000 for the three months ended March 31, 2004. The changes in other non-interest expense is largely attributable to an increase in termination expenses, as discussed in the preceding paragraph. Other increases in expenses occurred in net occupancy, furniture and fixtures, legal expenses and other of approximately $5,000, $14,000, $9,000 and $52,000, respectively. Offsetting these increases in expenses are decreases in compensation and benefits and data processing of approximately $135,000 and $30,000, respectively. Expenses relative to office supplies and deposit insurance premiums remained constant for the three months ended March 31, 2005, at approximately $115,000 and $27,000, respectively.

Income Taxes

The Company’s effective tax rate for the three month periods ended March 31, 2005 and 2004 was 38.0% and 38.0%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense (benefit) increased approximately $100,000 to ($237,589) for the six months ended March 31, 2005, as compared to ($337,685) for the six months ended March 31, 2004, due to the increase in pre-tax earnings.

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

	At or for the three months
	ended March 31,
	2005	2004
Return on assets	(1.43)%	(1.90)%
Return on equity	(19.88)%	(22.79)%
Equity to asset ratio	7.21%	8.35%
Interest rate spread	3.46%	3.51%
Net interest margin	3.48%	3.53%
Total risk-based capital	12.55%	15.16%
Non-performing loans to loans	0.86%	0.53%
Allowance for loan losses to loans	1.01%	0.93%
Allowance for loan losses to average non-performing loans	118.14%	175.02%
Ratio of net charge-offs to average loans outstanding	0.03%	1.76%
Book value per common share outstanding	$14.32	$15.65

Significant factors affecting SouthFirst’s financial condition during the six months ended March 31, 2005 are detailed below.

Assets

Total assets remained approximately the same at $141,500,000 at September 30, 2004 and March 31, 2005. Net loans increased approximately $1,418,000, or 1.5%, which occurred primarily in business and various other types of residential mortgages. Cash and amounts due from banks decreased approximately $746,000, or 14.9%, which was used primarily for the funding of new loans. Investment securities available-for-sale increased approximately $13,850,000, net of principal reduction, as a result of the purchase of $15,000,000 in mortgage-backed securities. This purchase was the result of the transfer and sale of investment securities held-to-maturity in the amount of $16,000,000. Management made the decision to transfer and sell the entire portfolio of held-to-maturity investments due to a change in investment strategy and to improve overall liquidity and interest rate risk. The sale resulted in an overall increase in equity of approximately $113,000 and an increase in eligible liquidity of approximately $15,000,000. Other significant changes in assets were increases in Federal Home Loan Bank stock, foreclosed and other repossessed assets and other assets of approximately $101,000, $1,103,000, and $243,000, respectively, while decreases occurred in loans held for sale, premises and fixed assets and accrued interest receivable of approximately $708,000, $62,000, and $75,000, respectively.

Liabilities

Total liabilities increased approximately $247,000, or 0.2%, from $131,178,000 at September 30, 2004 to $131,425,000 at March 31, 2005. Deposits increased approximately $6,100,000, or 6.2%, during the same period, which represents an increase in certificates of deposit of approximately $6,400,000 and a decrease in checking and other savings accounts of approximately $300,000. This increase in deposits was used primarily to repay borrowed funds, which decreased approximately $5,700,000 from $31,589,000 at September 30, 2004 to $25,857,000 at March 31, 2005. Borrowed funds at March 31, 2005, consisted of $20,670,000 Federal Home Loan Bank advances, $3,934,500 in short-term reverse repurchase agreements with Morgan Keegan and $1,252,861 in an existing line of credit with First Commercial Bank.

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

At March 31, 2005, the allowance for loan losses was $993,140, compared to $911,964 at September 30, 2004, which represents an increase of approximately $81,000. Non-performing loans at March 31, 2005 were approximately $841,000, as compared to approximately $1,194,000 at September 30, 2004. At March 31, 2005 and September 30, 2004, the allowance for loan losses represented 1.01% and 0.96% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.

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

Under the previous regulation, First Federal was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U. S. Government, state or federal agency obligations) and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).

At March 31, 2005, First Federal’s average daily balance of liquid assets was approximately 14.0% of its December 31, 2004 liquidity base, exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,453,000 in cash and cash equivalents and approximately $10,434,000 in other qualifying assets. In addition, as of March 31, 2005, the fair market value of the Company’s investment securities portfolio available-for-sale was approximately $28,000,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.

With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of March 31, 2005, the amount of deposits was $103,889,632, which represents an increase of approximately $6,100,000 from the amount of deposits at September 30, 2004.

Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of March 31, 2005, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature in June 2005, and of which there is an outstanding balance at March 31, 2005, of approximately $1,252,861. At March 31, 2005, the Company had outstanding balances with the Federal Home Loan Bank of approximately $20,670,000.

First Federal also has short-term borrowing through reverse repurchase agreements with Morgan Keegan & Company. As of March 31, 2005, the balance outstanding on these was approximately $3,934,500.

Management believes that the Company’s liquidity and existing funding sources are adequate to ensure sufficient cash flow to satisfy demand and credit and any deposit withdrawals, to fund operations and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.

Capital Adequacy and Resources

Management is committed to maintaining First Federal’s capital at a level that would be sufficient to protect deposits, provide for reasonable growth, and comply fully with all regulatory requirements. Management’s strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied its capital requirements primarily through the retention of earnings.

As of March 31, 2005, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$11,097,000	7.85%
Core capital	11,097,000	7.85%
Tier-based capital	11,658,000	12.55%

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

Item 3: Controls and Procedures

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Interim Chief Executive Officer and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description
10.1	Resignation, Severance and General Release Agreement by and between Joe K. McArthur and First Federal of the South and SouthFirst Bancshares, Inc., dated effective as of March 31, 2005.

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

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

On March 18, 2005, SouthFirst filed Form 8-K announcing the resignation of Joe K. McArthur as Chief Executive Officer of SouthFirst Bancshares, Inc. and as a member of SouthFirst’s Board of Directors by mutual agreement with the Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: May 16, 2005	By:	/s/ Sandra H. Stephens

Sandra H. Stephens
Interim Chief Executive Officer
(principal executive officer)

Date: May 16, 2005	By:	/s/ Janice Browning

Janice Browning
Controller, Treasurer
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Resignation, Severance and General Release Agreement by and between Joe K. McArthur and First Federal of the South and SouthFirst Bancshares, Inc., dated effective as of March 31, 2005.

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.