Form 10QSB
period 2005-06-30
SOUTHFIRST BANCSHARES INC
filed 2005-08-15
CIK 925963

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number

June 30, 2005	1-13640
SOUTHFIRST BANCSHARES, INC.
( Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

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
     ☑ Yes                               ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).
     ☐ Yes                               ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share	708,996 shares

Class	Outstanding at July 29, 2005
Transitional Small Business Disclosure Format ☐ Yes ☑ No

SOUTHFIRST BANCSHARES, INC.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART 1: FINANCIAL INFORMATION
Consolidated Statements of Financial Condition
June 30, 2005 (Unaudited) and September 30, 2004

	June 30,	September 30,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$5,932,879	$5,015,108
Interest-bearing deposits in other financial institutions	637,813	713,807
Securities available-for-sale, at fair value	27,775,952	14,180,243
Securities held-to-maturity at amortized cost, fair value of $15,674,973	—	15,081,723

Loans receivable	95,476,398	95,486,200
Less allowance for loan losses	(490,899)	(911,964)

Net loans	94,985,499	94,574,236

Loans held for sale at cost (which approximates fair value)	317,250	1,092,619
Foreclosed assets, net	533,472	514,507
Premises and equipment, net	4,665,730	4,796,390
Real estate held for investment	500,000	—
Federal Home Loan Bank stock, at cost	1,218,200	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	541,259	625,639
Other assets	2,912,879	3,278,179

Total Assets	$140,564,639	$141,533,157

Liabilities And Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing	$4,643,278	$4,003,251
Interest bearing	95,931,849	93,789,575

Total deposits	100,575,127	97,792,826

Advances by borrowers for property taxes and insurance	209,056	259,427
Accrued interest payable	582,327	458,017
Borrowed funds	28,108,323	31,588,773
Accrued expenses and other liabilities	619,867	1,078,510

Total liabilities	130,094,700	131,177,553

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,241 shares issued and 708,996 shares outstanding at June 30, 2005; 990,241 shares issued and 709,406 shares outstanding at September 30, 2004;	9,996	9,996
Additional paid-in capital	9,838,965	9,838,965
Treasury stock, at cost ( 281,245 shares at June 30, 2005; 280,835 shares at September 30, 2004)	(3,892,296)	(3,891,155)
Deferred compensation on common stock employee benefit plans	(141,612)	(159,427)
Shares held in trust at cost (9,402 shares at June 30, 2005 and September 30, 2004)	(103,483)	(103,483)
Retained earnings	4,780,676	5,195,161
Accumulated comprehensive other income (loss)	(22,307)	(534,453)

Total stockholders’ equity	10,469,939	10,355,604

Total Liabilities and Stockholders’ Equity	$140,564,639	$141,533,157

See accompanying notes to consolidated financial statements.

1

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
for the Three and Nine Months Ended June 30, 2005 and 2004

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$4,574,516	$4,040,405	$1,554,764	$1,350,769
Interest income on deposits in other financial institutions	59,876	27,184	26,192	8,172
Interest and dividend income on securities available for sale	654,375	1,129,723	325,218	265,699
Interest income on securities held to maturity	428,364	131,724	—	131,724

Total interest and dividend income	5,717,131	5,329,036	1,906,174	1,756,364

Interest expense:
Interest on deposits	1,549,609	1,294,193	546,791	422,000
Interest on borrowed funds	899,371	801,279	315,761	265,347

Total interest expense	2,448,980	2,095,472	862,552	687,347

Net interest income before provision for loan losses	3,268,151	3,233,564	1,043,622	1,069,017

Provision (benefit) for loan losses	76,576	1,244,958	(28,270)	9,268

Net interest income after provision for loan losses	3,191,575	1,988,606	1,071,892	1,059,749

Other income:
Service charges and other fees	348,216	412,140	119,421	147,965
Employee benefit trust and consulting fees	1,208,803	1,152,793	447,793	443,132
Gain on sale of loans	475,504	560,333	153,149	266,729
Gain (loss) on sale of foreclosed assets	12,953	1,868	24,170	3,404
Gain (loss) on sale of equipment	7,776	927	1,949	—
Gain (loss) on sale of securities available-for-sale	47,407	79,024	47,407	(78,906)
Gain (loss) on sale of securities held-to-maturity	(701,099)	—	—	—
Other	266,487	243,375	80,522	71,464

Total other income	1,666,047	2,450,460	874,411	853,788

Other expenses:
Compensation and benefits	2,804,824	3,355,748	842,221	1,228,274
Net occupancy expense	316,570	297,077	100,065	104,552
Furniture and fixtures	376,050	356,319	124,078	129,587
Data processing	249,962	288,048	81,506	117,761
Office supplies and expense	321,707	327,857	110,177	114,683
Deposit insurance premiums	81,881	76,233	27,960	26,539
Legal	142,560	126,250	36,960	48,750
Termination expense	140,941	—	—	—
Other	633,784	515,252	208,754	158,178

Total other expenses	5,068,279	5,342,784	1,531,721	1,928,324

Income (loss) before income taxes	(210,657)	(903,718)	414,582	(14,787)

Income tax expense (benefit)	(80,069)	(342,029)	157,520	(4,345)

Net income (loss)	$(130,588)	$(561,689)	$257,062	$(10,442)

Earnings (loss) per share:
Basic	(0.18)	(0.79)	0.36	(0.01)
Diluted	(0.18)	(0.76)	0.36	(0.01)
Cash dividends declared	0.40	0.45	0.10	0.15
Weighted average shares outstanding:
Basic	709,273	709,131	709,006	709,070
Diluted	725,539	739,481	721,281	739,107
See accompanying notes to consolidated financial statements.

2

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Nine Months Ended June 30, 2005

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Comprehensive	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Other Income	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	(Loss)	Equity
Balance at September 30, 2004	$9,996	$9,838,965	$(3,891,155)	$(159,427)	$(103,483)	$5,195,161	$(534,453)	$10,355,604

Comprehensive income:
Net income (loss)						(130,588)		(130,588)

Change in net unrealized gain on available-for-sale securities, net of reclassi-fication adjustments and income taxes of $313,896							512,146	512,146

Total comprehensive income								381,558

Vesting of deferred compensation shares				17,815				17,815

Acquisition of Treasury stock			(1,141)					(1,141)

Cash dividends declared						(283,897)		(283,897)

Balance at June 30, 2005	$9,996	$9,838,965	$(3,892,296)	$(141,612)	$(103,483)	$4,780,676	$(22,307)	$10,469,939

See accompanying notes to consolidated financial statements.

3

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2005 and 2004

	2005	2004
Operating activities:
Net income (loss)	$(130,588)	$(561,689)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	76,576	1,244,958
Depreciation and amortization	291,884	265,891
Gain on sale of securities available-for-sale	(47,407)	(79,024)
Loss on sale of securities held-to-maturity	701,099
Gain on sale of loans	(475,504)	(560,333)
Increase (decrease) in deferred loan origination fees	2,545	(5,032)
Net amortization of premium/discount on investment securities	69,093	(537)
(Gain) loss on sale of other property owned	(7,776)	(927)
(Gain) loss on sale of foreclosed assets	(12,953)	(1,868)
Loans originated for sale	(16,766,771)	(24,122,621)
Proceeds from sale of loans	18,017,644	24,987,039
(Increase) decrease in accrued interest receivable	84,380	(54,717)
(Increase) decrease in other assets	365,300	(1,028,336)
Deferred compensation expense	17,815	17,815
Increase (decrease) in accrued interest payable	124,310	(83,034)
Increase (decrease) in accrued expenses and other liabilities	(772,539)	542,623

Net cash provided by operating activities	1,537,108	560,208

Investing activities:
Net change in interest-bearing deposits in other financial institutions	75,994	(104,239)
Proceeds from calls and maturities of securities available-for-sale	1,564,978	2,468,580
Purchase of securities available-for-sale	(34,365,257)	(8,503,846)
Proceeds from sale of securities available-for-sale	19,092,405	8,538,610
Proceeds from sale of securities held-to-maturity	15,297,145	—
Purchase of Federal Home Loan Bank stock	(101,200)	—
Net (increase) decrease in loans	(490,384)	(6,108,153)
Purchase of premises and equipment	(165,802)	(635,056)
Proceeds from sale of foreclosed assets	571,273	81,185
Proceeds from sale of other assets	12,354	10,376
Transfer from loans of real estate owned property	(1,014,227)	(508,605)
Transfer from loans of other repossessed assets	(63,058)	(54,456)

Net cash provided (used) by investing activities	414,221	(4,815,604)

(Continued)
See accompanying notes to consolidated financial statements.

4

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2005 and 2004

	2005	2004
Financing activities:
Increase (decrease) in deposits	$2,782,301	$4,492,161
Proceeds from borrowed funds	70,673,955	49,168,299
Repayment of borrowed funds	(74,154,405)	(47,148,149)
Cash dividends paid	(283,897)	(319,243)
Acquisition of treasury stock	(1,141)	(84,543)
Proceeds from exercise of stock options	—	6,905
Decrease in advances by borrowers for property taxes and insurance	(50,371)	(8,260)

Net cash provided (used) by financing activities	(1,033,558)	6,107,170

Increase (decrease) in cash and cash equivalents	917,771	1,851,774
Cash and cash equivalents at beginning of period	5,015,108	6,049,325

Cash and cash equivalents at end of period	$5,932,879	$7,901,099

Supplemental information on cash payments:
Interest paid	$2,324,670	$2,178,506

Income taxes paid	$36,000	$124,917

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$568,241	$33,178

Real estate obtained through foreclosure	$1,158,305	$508,605

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005 and 2004
(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended June 30, 2005, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, First Federal of the South (“First Federal”) and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and First Federal’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at September 30, 2004	73,700	$12.40	60,299	$13.38
Exercised	—	—	—	—
Forfeited	(18,304)	$12.83	(13,822)	$14.14

Outstanding at June 30, 2005	55,396	$12.26	46,477	$13.15

Information pertaining to options outstanding at June 30, 2005 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 9.75	15,547	2.35 years		15,547
$ 9.92	9,000	6.42 years		5,400
$12.10	38,200	7.29 years		15,280
$14.00	16,600	.18 years		16,600
$15.75	22,526	2.58 years		22,526

Outstanding at June 30, 2005	101,873	4.26 years	$12.67	75,353	$12.97

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(130,588)	$(561,689)	$257,062	$(10,442)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,739)	(2,094)	(559)	(649)

Pro forma net income (loss)	$(132,327)	$(563,783)	$256,503	$(11,091)

Earnings (loss) per share:
Basic — as reported	$(.18)	$(.79)	$.36	$(.01)
Basic — pro forma	(.19)	(.80)	.36	(.02)
Diluted — as reported	(.18)	(.76)	.36	(.01)
Diluted — pro forma	(.18)	(.76)	.36	(.02)
The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations once such standards become effective with respect to the Company. Because the SFAS No. 123 method of accounting (and related disclosures) has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

There were no options granted during the nine months ended June 30, 2005 or 2004.

(4)	Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the nine and three month periods ended June 30, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option plan trusts. Diluted earnings per share for the nine and three month periods ended June 30, 2005 and 2004, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine months ended June 30, 2005 and 2004:

			Earnings
	Income	Shares	Per Share
For the Three Months Ended June 30, 2005:
Basic earnings	$257,062	709,006	$.36
Dilutive Securities:
Stock Option Plan shares	—	12,275

Dilutive earnings	$257,062	721,281	$.36

For the Three Months Ended June 30, 2004:
Basic earnings (loss)	$(10,442)	709,070	$(.01)
Dilutive Securities:
Stock Option Plan shares	—	30,037

Dilutive earnings (loss)	$(10,442)	739,107	$(.01)

For the Nine Months Ended June 30, 2005:
Basic earnings (loss)	$(130,588)	709,273	$(.18)
Dilutive Securities:
Stock Option Plan shares	—	16,266

Dilutive earnings (loss)	$(130,588)	725,539	$(.18)

For the Nine Months Ended June 30, 2004:
Basic earnings (loss)	$(561,689)	709,131	$(.79)
Dilutive Securities:
Stock Option Plan shares	—	30,350

Dilutive earnings (loss)	$(561,689)	739,481	$(.76)

(5)	Investment Securities

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 13 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Nine Months Ended June 30, 2005			Nine Months Ended June 30, 2004
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$5,693,816	$23,315	$5,717,131	$5,311,161	$17,875	$5,329,036
Interest expenses	2,448,980	—	2,448,980	2,095,472	—	2,095,472

Net interest income	3,244,836	23,315	3,268,151	3,215,689	17,875	3,233,564
Provision for loan losses	76,576	—	76,576	1,244,958	—	1,244,958

Net interest income after provision for loan losses	3,168,260	23,315	3,191,575	1,970,731	17,875	1,988,606

Other income	445,855	1,220,192	1,666,047	1,285,041	1,165,419	2,450,460

Other expenses	3,958,197	1,110,082	5,068,279	4,366,321	976,463	5,342,784

Income (loss) before income taxes	(344,082)	133,425	(210,657)	(1,110,549)	206,831	(903,718)

Income taxes	(130,770)	50,701	(80,069)	(420,789)	78,760	(342,029)

Net income (loss)	$(213,312)	$82,724	$(130,588)	$(689,760)	$128,071	$(561,689)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$1,897,883	$8,291	$1,906,174	$1,749,801	$6,563	$1,756,364
Interest expenses	862,552	—	862,552	687,347	—	687,347

Net interest income	1,035,331	8,291	1,043,622	1,062,454	6,563	1,069,017
Provision for loan losses	(28,270)	—	(28,270)	9,268	—	9,268

Net interest income after provision for loan losses	1,063,601	8,291	1,071,892	1,053,186	6,563	1,059,749

Other income	423,618	450,793	874,411	407,656	446,132	853,788

Other expenses	1,166,322	365,399	1,531,721	1,589,148	339,176	1,928,324

Income (loss) before income taxes	320,897	93,685	414,582	(128,306)	113,519	(14,787)

Income taxes	(121,919)	35,601	157,520	(47,565)	43,220	(4,345)

Net income (loss)	$198,978	$58,084	$257,062	$(80,741)	$70,299	$(10,442)

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(7)	Subsequent Event

On July 27, 2005, the Company declared a regular $0.10 per share cash dividend on the Company’s outstanding stock, payable on August 22, 2005, to stockholders of record as of August 7, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVIEW OF RESULTS OF OPERATIONS
Overview
Net income for the three months ended June 30, 2005, increased $267,504 and the net loss decreased for the nine months ended June 30, 2005, by $431,101, or 76.8%, compared to the same periods in fiscal 2004. Net interest income, after the provision for loan losses for the three months ended June 30, 2005, increased $12,143, or 1.1%, and increased $1,202,969, or 60.5%, for the nine month period ended June 30, 2005, compared to the same period in fiscal 2004. This increase is attributable primarily to a reduction in the provision for loan losses of $1,168,382, which is discussed below under the heading “Provision for Loan Losses.” Non-interest income increased $20,623, or 2.4%, for the three month period ended June 30, 2005, and decreased $784,413, or 32.0%, for the nine month period ended June 30, 2005, when compared to the same periods in fiscal 2004. Non-interest expense decreased $396,603, or 20.6%, for the three month period ended June 30, 2005, and decreased $274,505, or 5.1%, for the nine month period ended June 30, 2005, compared to the same periods in fiscal 2004.
Primary earnings per common share, based on weighted-average shares outstanding, was $.36 and ($.01) for the three months ended June 30, 2005 and 2004, respectively, and ($.18) and ($.79) for the nine months ended June 30, 2005 and 2004, respectively.
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
As of June 30, 2005, the interest rate spread decreased 18 basis points as rates earned on interest-earning assets increased 33 basis points to 6.04% while the cost of funds increased 51 basis points to 2.74% compared to the same three-month period ending June 30, 2004. The change in the interest rate spread is the result of the increase in interest rates. The average balance of interest-earning assets increased approximately $3.2 million, or 2.6%, from $123.1 million to $126.3 million, while the average balance of interest-bearing liabilities increased $2.7 million, or 2.2%, from $123.4 million to $126.1 million. The combined effect of the changes in average balances and the changes in rates discussed above resulted in a decrease in the interest rate spread from 3.48% to 3.30%, and a decrease in net interest income of $25,395, or 2.4%, and an increase of $34,587, or 1.1%, for the three and nine months ended June 30, 2005, respectively, compared to the same periods in fiscal 2004.
Provision for Loan Losses
Provision for loan losses reflects a decrease of $1,168.382, or 93.8%, for the nine month period ended June 30, 2005, when compared to the same period in fiscal 2005.
The current year to date provision of $76,576 includes approximately $26,000 to cover reserve requirements associated with two construction loans located in Birmingham, Alabama, having an aggregate contract and disbursed amount of $256,000. In addition, three lot loans having an aggregate contract amount of $275,000 and a disbursed amount of approximately $96,000 required a provision for loan loss. These loans were foreclosed upon in March 2005. No significant losses are anticipated on any of these foreclosed properties.
During the quarter ended June 30, 2005, there was an additional reserve required in the amount of approximately $56,000, which represents reserves needed to cover a non-performing business loan that was collateralized by used automobiles. Presently, the company is in the process of repossessing all collateral associated with this loan.
At June 30, 2005, the allowance for loan losses to total average loans outstanding was 0.51%, compared to 0.90% for the same period ended June 30, 2004. This decrease in the allowance for loan losses is primarily the result of the charge off of a commercial loan to a used automobile dealership for approximately $430,000. At the time of the charge-off, the balance on this loan was fully reserved.
For the same period in fiscal 2004, the provision for loan losses of approximately $1,245,000 represented approximately $1,035,000 for the write-down of an acquisition and development loan that was foreclosed on in January 2004. At the date of foreclosure, this loan had a disbursed balance of approximately $1,948,000, with previously recognized allowances of approximately $525,000. At the time of foreclosure, the fair value of the property was estimated to be $500,000. The provision also included $200,000 of additional general loan loss to increase the balance in the allowance for loan losses to an appropriate level.
Other Income
Total other income for the nine months ended June 30, 2005, decreased approximately $784,000 to $1,666,000, compared to $2,450,000 for the nine months ended June 30, 2004. A significant portion of the decrease in non-interest income was attributable to a loss on the sale of investment securities held-to-maturity of approximately $701,000. Management made a decision to sell the entire portfolio of held-to-maturity investments of $16,000,000 after the reclassification from available-for-sale to held-to-maturity during the June quarter of fiscal 2004. Other reductions in other income included a reduction in service charges and other fees, gain from sales of loans and gains from the sale of investment securities available for sale in the amounts of approximately $64,000, $85,000 and $32,000, respectively. These reductions in other income are partially offset by increases in income generated by employee benefit consulting fees, gains from the sale of foreclosed and other assets and other income in the amounts of approximately $56,000, $18,000 and $23,000, respectively, when compared to the same period in fiscal 2004.
For the three months ended June 30, 2005, total other income increased by approximately $21,000 to $874,000, compared to $854,000 for the same period in fiscal 2004. Increases occurred in gains from the sale of investment securities available for sale, gains from the sale of foreclosed and other assets and other income in the amounts of approximately $126,000, $23,000 and $9,000, respectively. Decreases in other income occurred in service charges and other fees and gains from the sale of loans in the amounts of approximately $28,000 and $114,000, respectively. Fees generated from employee benefit consulting fees remained approximately the same between the two periods.
Other Expenses
Total other expense for the nine months ended June 30, 2005, decreased by approximately $275,000 to $5,068,000, as compared to $5,343,000 for the nine months ended June 30, 2004. The changes in other non-interest expense are primarily attributable to a decrease in compensation and benefits of approximately $551,000 as a result of the re-structuring of SouthFirst Mortgage and certain other areas within the company. Other decreases in expenses occurred in data processing costs and office supplies expense in the amounts of approximately $38,000 and $6,000, respectively. Offsetting these decreases in expenses, increases occurred in termination expenses relative to the resignation, severance and general release agreement between Joe K. McArthur and First Federal of the South and SouthFirst Bancshares, Inc., which was effective March 31, 2005. Mr. McArthur was paid a severance benefit in one lump sum of $228,361, as provided under his employment contract dated January 1, 2005. In addition to the severance benefits described above, SouthFirst Bancshares also paid to Mr. McArthur $10,000 for the surrender of all stock options that Mr. McArthur possessed at the time of his resignation. This expense was offset by the reduction of certain deferred compensation benefits payable to Mr. McArthur that were adjusted due to his termination prior to normal retirement age. Other increases in expenses occurred in net occupancy, furniture and fixtures expense, deposit insurance premiums, legal and other expense of approximately $19,000, $20,000, $6,000, $16,000 and $119,000, respectively, when compared to the same period ended June 30, 2004. Other expenses increased primarily from increased fees for check processing and debit card expenses as a result of the Company outsourcing its proof operations.
For the three months ended June 30, 2005, total other expenses decreased approximately $397,000 to $1,532,000 from $1,928,000 for the three months ended June 30, 2004. This decrease resulted primarily from a decrease in compensation and benefits of approximately $386,000, as a result of the restructuring of SouthFirst Mortgage and certain other areas within the company, as mentioned in the proceeding paragraph. Other decreases in expenses occurred in data processing and legal of approximately $36,000 and $12,000, respectively. These reductions in expenses were partially offset by increases in other expenses of approximately $51,000 due to increased check processing and debit card expenses as discussed previously. Expenses related to net occupancy, furniture and fixtures, office supplies and deposit insurance premiums remained approximately the same at $100,000, $124,000, 110,000 and $28,000, respectively, when compared to the same period ended June 30, 2004.
Income Taxes
     The Company’s effective tax rate for the nine-month periods ended June 30, 2005 and 2004, was 38.0% and 37.8%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher then the statutory rate due primarily to state income taxes. Income tax benefit decreased approximately $262,000 to $(80,069) for the nine months ended June 30, 2005, as compared to $(342,029) for the nine months ended June 30, 2004, due to the increase in pre-tax earnings.
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

	At or for the three
	months ended June 30,
	2005	2004
Return on assets	0.72%	(0.03%)
Return on equity	9.95%	(0.40%)
Equity to asset ratio	7.24%	7.47%
Interest rate spread	3.30%	3.48%
Net interest margin	3.31%	3.48%
Total risk-based capital	12.29%	15.32%
Non-performing loans to loans	0.53%	0.88%
Allowance for loan losses to loans	0.51%	0.90%

	At or for the three
	months ended June 30,
	2005	2004
Allowance for loan losses to average non-performing loans	96.05%	101.43%
Ratio of net charge-offs to average loans outstanding	0.49%	0.02%
Book value per common share outstanding	$14.77	$14.36
Significant factors affecting the SouthFirst’s financial condition during the nine months ended June 30, 2005 are detailed below:
Assets
Total assets decreased approximately $968,000, or .7%, from $141,533,000 at September 30, 2004, to $140,565,000 at June 30, 2005. Net loans increased approximately $411,000, or .4%, which occurred primarily in business and other types of residential mortgages. Cash and amounts due from banks increased approximately $918,000 as a result of new deposit growth during the period. Investment securities available for sale increased approximately $13,596,000, net of principal reduction, as a result of the purchase of $15,000,000 in mortgage-backed securities. This purchase was the result of the transfer and sale of investment securities held-to-maturity in the amount of $16,000,000 which occurred in March 2005. Management made the decision to transfer and sell the entire portfolio of held-to-maturity investments due to a change in investment strategy and to improve overall liquidity and interest rate risk. The sale resulted in an overall increase in equity of approximately $113,000 and an increase in eligible liquidity of approximately $15,000,000. Other significant changes in assets were decreases in loans held for sale, premises and equipment, accrued interest receivable and other assets of approximately $775,000, $131,000, $84,000 and $365,000, respectively, while Federal Home Loan Bank stock increased approximately $101,000 during the period. During the quarter ended June 30, 2005, one parcel of foreclosed real estate with a carrying value of $500,000 was transferred to real estate held-for-investment. Foreclosed real estate (after such transfer) and other repossessed assets remained approximately the same at $533,000.
Liabilities
Total liabilities decreased approximately $1,083,000, or .8%, from $131,178,000 at September 30, 2004, to $130,095,000 at June 30, 2005. Deposits increased approximately $2,782,000, or 2.8%, during the period, which represents an increase in certificates of deposit of approximately $3,130,000 and a decrease in checking and other savings accounts of approximately $348,000. This increase in deposits was used primarily to repay borrowed funds, which decreased approximately $3,480,000, from $31,589,000 at September 30, 2004, to $28,108,000 at June 30, 2005. Borrowed funds at June 30, 2005, consisted of $20,670,000 Federal Home Loan Bank advances, $6,060,463 in short-term reverse repurchase agreements with Morgan Keegan and $1,377,860 in an existing line of credit with First Commercial Bank.
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
At June 30, 2005, the allowance for loan losses was $490,899, compared to $911,964 at September 30, 2004, which represents a decrease of approximately $421,000. Non-performing loans at June 30, 2005, were approximately $511,000 as compared to approximately $1,194,000 at September 30, 2004. At June 30, 2005, and September 30, 2004, the allowance for loan losses represented 0.51% and 0.96% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing First Federal.
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
As of June 30, 2005, First Federal’s average daily balance of liquid assets was approximately 22.0% of its March 31, 2005, liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $6,310,000 in cash and cash equivalents, and approximately $18,732,000 in other qualifying assets. In addition, as of June 30, 2005, the fair market value of the company’s investment securities portfolio, which is held for sale, was approximately $27,776,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.
With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of June 30, 2005, the amount of deposits was $100,575,000, which represents an increase of $2,782,000 from the amount of deposits at September 30, 2004.
Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of June 30, 2005, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which matures on June 1, 2006, and of which there is an outstanding balance at June 30, 2005, of approximately $1,378,000. At June 30, 2005, the Company had outstanding balances with the FHLBA of $20,670,000.
First Federal also has short-term borrowings through reverse repurchase agreements with Morgan Keegan & Co. As of June 30, 2005, the balance outstanding on these was approximately $6,060,000.
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
The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.5% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. First Federal has satisfied its capital requirements primarily through the retention of earnings.
As of June 30, 2005, First Federal has satisfied all regulatory capital requirements. First Federal’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$10,884,000	7.80%
Core capital	10,884,000	7.80%
Tier-based capital	11,292,000	12.29%
Cautionary Statement Concerning Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Item 3: Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Controller (principal financial officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
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
Item 6: Exhibits and Reports on Form 8-K
(a)	Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.
The certificate listed as Exhibit 32 is being furnished pursuant to the final rule issued by the Securities and Exchange Commission in Release No. 33-8238 to accompany this quarterly report and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of such section or Section 11 of the Securities Act of 1933 (the “Securities Act”), nor shall such certificates be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of the general incorporation language of such filings, except as shall be expressly set forth by specific reference in such filing.

(b)	Reports on Form 8-K.

On July 7, 2005, SouthFirst filed Form 8-K announcing the appointment of Sandra H. Stephens as Chief Executive Officer of SouthFirst Bancshares, Inc., effective July 1, 2005.

SIGNATURES
     Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.

Date: August 15, 2005	By:	/s/ Sandra H. Stephens

Sandra H. Stephens
Chief Executive Officer
(principal executive officer)

Date: August 15, 2005	By:	/s/ Janice Browning

Janice Browning
Controller, Treasurer
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.