Form 10KSB
period 2005-09-30
SOUTHFIRST BANCSHARES INC
filed 2005-12-29
CIK 925963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act: None
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [     ]
     Issuer’s Revenues for the fiscal year ended September 30, 2005: $10,306,446
     The aggregate market value of the common equity held by non-affiliates of the Registrant (606,252 shares), computed using the closing price as reported on the American Stock Exchange for the Registrant’s Common Stock on December 9, 2005, was $7,062,836. For the purposes of this response, officers, directors and holders of 10% or more of the Registrant’s Common Stock are considered the affiliates of the Registrant.
     The number of shares outstanding of the Registrant’s Common Stock as of December 9, 2005: 708,871 shares of $.01 par value Common Stock.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE: None

SOUTHFIRST BANCSHARES, INC.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Management has endeavored in its communications, in its Annual Report and in this Form 10-KSB to highlight the trends and factors that might have an impact on SouthFirst Bancshares, Inc. (“SouthFirst,” or the “Company”) and the industry in which SouthFirst competes. Any “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analyses of SouthFirst, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, SouthFirst’s financial performance and could cause actual results for fiscal year 2006 and beyond to differ materially from those expressed or implied in such forward-looking statements. SouthFirst does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.
PART I
ITEM 1. BUSINESS
Business of SouthFirst
     General
     SouthFirst Bancshares, Inc. (“SouthFirst” or the “Company”) was formed in April of 1994, at the direction of the Board of Directors of SouthFirst Bank (“SouthFirst Bank”), a federally chartered savings association formerly known as First Federal of the South subject to the regulatory oversight of the Office of Thrift Supervision (“OTS”), for the purpose of becoming a holding company to own all of the outstanding common stock of SouthFirst Bank. On February 13, 1995, SouthFirst Bank was converted from a mutual to a stock form of ownership (the “Conversion”), whereupon SouthFirst, approved by the OTS as a thrift holding company, acquired all of the issued and outstanding shares of SouthFirst Bank. SouthFirst’s business primarily involves directing, planning and coordinating the business activities of its wholly-owned subsidiary, SouthFirst Bank, along with SouthFirst Bank’s two wholly-owned operating subsidiaries, (i) Pension & Benefit Financial Services, Inc., d/b/a Pension & Benefit Trust Company (“Pension & Benefit”), an employee benefit plan consulting firm and trust company located in Montgomery, Alabama, and (ii) SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), residential mortgage and construction lending operations located in Hoover and Chelsea, Alabama. Further, SouthFirst organized, as a wholly-owned subsidiary, SouthFirst Financial Services, Inc. (“SouthFirst Financial”), located in Montgomery and Sylacauga, Alabama, through which SouthFirst provides insurance products and other financial services to the customers of SouthFirst Bank. On September 1, 2005, SouthFirst Bank changed its name from First Federal of the South to SouthFirst Bank with an operational effective date of October 1, 2005, to consolidate brand names with the Company and various subsidiaries. In the future, SouthFirst may acquire or organize other operating affiliates or subsidiaries, including other financial institutions.
     To date, SouthFirst has neither owned nor leased any property, but, instead, has used the premises, equipment and furniture of SouthFirst Bank. At the present time, because SouthFirst does not intend to employ any persons other than officers, it will continue utilizing the support staff of SouthFirst Bank from time to time. Additional employees may be hired as appropriate to the extent SouthFirst expands in the future.

Business of SouthFirst Bank
     General
     SouthFirst Bank was organized in 1949 as a federally chartered mutual savings and loan association under the name Sylacauga Federal Savings and Loan Association. In 1995, SouthFirst Bank changed its name to First Federal of the South and subsequently changed its name to SouthFirst Bank on September 1, 2005, with an operational effective date of October 1, 2005. Savings and Loan Association of Sylacauga. In the conversion, SouthFirst Bank changed its name to SouthFirst Bank of the South. SouthFirst Bank is a member of the Federal Home Loan Bank (the “FHLB”) System and its deposit accounts are insured up to the maximum amount allowable by the FDIC.
     At September 30, 2005, SouthFirst Bank conducted business from three full-service locations in Alabama. These locations included its main office in Sylacauga and its branch locations in Talladega and Clanton. In addition, SouthFirst Mortgage, the wholly-owned subsidiary of SouthFirst Bank, operates loan production offices in the Alabama cities of Hoover and Chelsea (suburbs of metropolitan Birmingham), primarily to enhance SouthFirst Bank’s construction-lending activities in the growing residential markets of metropolitan Birmingham. SouthFirst Bank also pursues other types of loans, such as consumer and commercial loans, in the Birmingham market area, as demands dictate.
     In January 2004, SouthFirst Bank of the South’s wholly-owned subsidiary, SouthFirst Mortgage, acquired all of the assets and work in progress of Walton Mortgage, located in Chelsea, Alabama. In addition to being based in Chelsea, a rapidly growing area on the outskirts of Birmingham, Walton Mortgage has loan originators who generate mortgage loans in other locations within Alabama, including Huntsville, Montgomery, Cullman and Alexander City. These lending areas complement the mortgage banking activities of SouthFirst Mortgage located in Birmingham.
     SouthFirst Bank’s principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family mortgage loans, residential constructions loans, mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and investment securities.
     SouthFirst Bank’s revenues are derived principally from interest and fees on loans in its portfolio and from mortgage-backed securities, CMOs, investment securities portfolios and customer service fees. SouthFirst Bank’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities, CMOs, FHLB advances and other investment securities. SouthFirst Bank’s primary expense is interest paid on deposits.
     SouthFirst Bank markets its one-to-four family residential loans and deposit accounts primarily to persons located in Talladega and Chilton Counties in Alabama. Mortgage loans are generated from depositors, walk-in customers, referrals from local real estate brokers and developers and, to a limited extent, local radio and newspaper advertising. Construction-loan originations are attributable largely to SouthFirst Bank’s lending officers’ reputations and their long-standing relationships with builders and developers in the market areas they serve. See “— Construction Lending.”
     SouthFirst Bank offers its customers fixed-rate and adjustable-rate residential mortgage loans, residential construction loans, as well as other consumer loans, including savings account loans. Fixed-rate mortgage loans are generally sold upon origination to the secondary market. One-year adjustable-rate loans with 30-year maturities are generally originated for retention in SouthFirst Bank’s loan portfolio. All consumer loans are retained in SouthFirst Bank’s portfolio.
     To attract deposits, SouthFirst Bank offers a selection of deposit accounts, including NOW accounts, money-market accounts, passbook savings accounts and certificates of deposit. SouthFirst Bank offers competitive rates and relies substantially on customer service, advertising and long-standing relationships with customers to attract and retain deposits.
     Market Area
     SouthFirst Bank’s primary deposit gathering and lending area covers Talladega and Chilton Counties in central Alabama. To a lesser extent, SouthFirst Bank’s deposit gathering and lending area covers the adjoining Alabama counties of Coosa, Shelby, Clay, Cleburne, Calhoun, St. Clair and Jefferson. Talladega County has a population of approximately 80,000 and Chilton County has a population of approximately 40,000, based on 2000 census data, as published by the U.S. Bureau of Vital Statistics. SouthFirst Bank’s main office in Sylacauga is situated approximately 38 miles southeast of Birmingham, the largest city in Alabama. SouthFirst Bank’s branch office in the city of Talladega is situated approximately 55 miles east of Birmingham. SouthFirst Bank’s Clanton office is located approximately 55 miles north of Montgomery. The loan production office of SouthFirst Mortgage, located in the city of Hoover, is situated within the Birmingham metropolitan area. Walton Mortgage, located south of Hoover in Chelsea, Alabama, is in Shelby County, which is considered the fastest growing county in the state of Alabama.
     SouthFirst Bank is the largest financial institution headquartered in Sylacauga and is the second largest in Talladega County. Talladega County has a diversified economy, based primarily on textile and other manufacturing, wholesale, retail, mining, service, government, agriculture and tourism. Manufacturing accounts for approximately one-third of the total employment in Talladega County. The economy is generally stable, and there has been no substantial increase or decrease in the population in the last five years.
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
     Talladega’s economy is based largely on major textile manufacturing employers such as Brecon Knitting Mills and Image Industries, Inc. Georgia-Pacific Corporation also employs a number of persons in Talladega. American Honda Motor Co., Inc. (“Honda”) operates a comprehensive automobile manufacturing facility near the town of Lincoln, Talladega County, Alabama that was completed in the Fall of 2001. The plant is located on a 1,350-acre tract, approximately forty miles east of Birmingham and 20 miles north of the city of Talladega. Construction was completed in 2004 on a second assembly line that put employment well over the 4,000 mark. The $70 million expansion nearly doubles the size of the already impressive 160,000 square foot facility. Talladega is the home of the Talladega Superspeedway which hosts the UAW Ford 500 and other NASCAR events and attracts individuals to Talladega County primarily from the southeast region of the United States.
     Although Chilton County is generally a rural area in which the economy is largely based on the growth and harvesting of peaches, this county has been experiencing relatively higher growth rates than Talladega County in terms of population and households. Chilton County employers include Gulf States Paper Corp., International Paper Corp. and Union Camp Corp.
     Residential Lending
     General
     SouthFirst Bank’s primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans, secured by property located in SouthFirst Bank’s market area. Originations for such loans are generally obtained from existing or past customers, realtors, referrals, walk-ins, and, to a lesser extent, local newspaper and radio advertising. Loans are originated by SouthFirst Bank lending personnel. No loan brokers are used. Conventional residential loans are priced based on rates offered by the local competition and in the secondary market. At September 30, 2005, SouthFirst Bank had $41.8 million, or 43.9% of its loan portfolio, invested in one-to-four family residential mortgage loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income, while reducing credit risk by keeping loan delinquencies and losses to a minimum.
     SouthFirst Bank offers conventional fixed-rate, one-to-four family mortgage loans, with terms of 15 and 30 years. Fixed-rate loans are generally underwritten according to either Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”) guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. Generally, SouthFirst Bank holds a portion of its fixed-rate mortgage loans, with maturities not exceeding 15 years, in its portfolio as long-term investments.
     Adjustable-rate-mortgage (“ARM”) loans originated by SouthFirst Bank consist of one, three, five, and seven-year ARMs that are indexed to the comparable maturity Treasury index or various cost-of-funds indexes. At September 30, 2005, SouthFirst Bank held approximately $43.7 million ARMs, which represented approximately 45.5% of SouthFirst Bank’s total loan portfolio. SouthFirst Bank’s ARM loans are subject to a limitation of 2.0% per year adjustment for interest rate increases and decreases. In addition, ARM loans currently originated by SouthFirst Bank typically have a lifetime cap of 6.0% on increases in the interest rate. These limits, based on the initial rate, may reduce the interest rate sensitivity of such loans during periods of changing interest rates. The repayment terms of ARM loans may increase the likelihood of delinquencies during periods of rising interest rates. SouthFirst Bank offers teaser rates on ARM loans to remain competitive. Adjustable-rate loans that provide for teaser rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.
     Regulations limit the amount that a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. SouthFirst Bank’s lending policies, however, generally limit the maximum loan-to-value ratio to 95% of the appraised value of the property, based on an independent appraisal. For Federal Housing Administration (“FHA”), Veterans’ Administration (“VA”) and Farmers’ Home Loans, SouthFirst Bank generally limits the maximum loan-to-value ratio to 100% of the appraised value of the property. SouthFirst Bank requires private mortgage insurance for any loan made in excess of 80% of the appraised value or purchase price.
     The loan-to-value ratio, maturity and other provisions of the residential real estate loans made by SouthFirst Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. For all residential mortgage loans originated by SouthFirst Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, employment and certain other information are verified; and, if necessary, additional financial information is requested. SouthFirst Bank requires an independent appraisal, title insurance (or an attorney’s opinion), flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by SouthFirst Bank. SouthFirst Bank reserves the right to approve the selection of the title insurance company that will issue policies to insure the real estate in the loan transactions.
     Members of the SouthFirst Bank Board of Directors receive a monthly summary of all loans that are closed. Construction loans in excess of $350,000 require authorizations by the Loan Committee of the SouthFirst Bank Board prior to closing. SouthFirst Bank issues written, formal commitments as to interest rates to prospective borrowers upon request on real estate loans at the date of application. The interest rate commitment remains valid for 30 to 60 days (the “lock-in period”) from the date of the application. Upon receipt of loan approval, the borrower has the balance of the lock-in period to close the loan at the interest rate committed.
     Originated mortgage loans held in SouthFirst Bank’s portfolio generally include due-on-sale clauses that provide SouthFirst Bank with the contractual right to deem such loans immediately due and payable in the event that the borrower transfers ownership of the property without SouthFirst Bank’s consent. It is SouthFirst Bank’s policy to enforce due-on-sale provisions or to require that the interest rate be adjusted to the current market rate when ownership is transferred.
     SouthFirst Bank also offers loans secured by second mortgages on real estate, such as home improvement and home equity loans. At September 30, 2005, such loans amounted to $17.1 million, or 18% of its loan portfolio. Second mortgage loans are extended for up to 80% of the appraised value of the property, less existing liens, at an adjustable or fixed interest rate. Home equity loans are extended in amounts up to 90% of the appraised value of the property. SouthFirst Bank generally holds the first mortgage loans on the properties securing the second mortgages.
     Residential Lending — Birmingham Market Area
     Residential Lending in the Birmingham area continued to be strong during fiscal year 2005. Despite a series of interest rate increases by the Federal Reserve during the fiscal year, the demand for residential mortgage lending in the Birmingham market was largely unaffected. The strong demand for housing and the sale of existing homes continued to reach significant highs in the Birmingham market, particularly in Shelby County, which is considered the fastest growing county in the state of Alabama. The acquisition of Walton Mortgage in Chelsea, Alabama during fiscal 2004, positions the bank in the heart of Shelby County along the Highway 280 corridor, where much of the county’s growth is occurring. However, due to the down-sizing and restructuring of SouthFirst Mortgage in fiscal 2004, SouthFirst Mortgage was unable to capitalize on the continued strong demand for residential lending that remained intact for much of 2005 in the Birmingham market. Residential loan originations decreased from 177 loan originations in fiscal 2004 to 124 residential loan originations in fiscal 2005. The pre-tax gain on the sale of loans for fiscal 2005 was approximately $370,000, compared to $454,000 in fiscal 2004. SouthFirst Bank’s total residential loan originations (including originations by SouthFirst Mortgage) resulted in a pretax gain on the sale of loans of approximately $686,000 in fiscal 2005, compared to $719,000 in fiscal 2004.
     Construction Lending
     SouthFirst Mortgage, Inc.
     The majority of the residential construction lending of SouthFirst Bank is conducted in the Birmingham metropolitan area through its wholly-owned subsidiary, SouthFirst Mortgage, located in Hoover, Alabama, a suburb of Birmingham. At September 30, 2005, committed construction loans secured by single-family residential property totaled $20.0 million; of this amount, approximately $7.6 million was not disbursed. SouthFirst Mortgage makes construction loans primarily to builders for the construction of single-family residences on both a pre-sold and speculative basis. SouthFirst Mortgage also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupant of the residence.
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
     Construction loans are principally made to builders who have an established credit history with SouthFirst Mortgage and SouthFirst Bank, as well as to builders who are referred by such borrowers. New builders must be approved by SouthFirst Bank’s Loan Committee and, further, must display the same levels of knowledge and financial strength similar to that of existing builders. The application process includes a submission to SouthFirst Mortgage of plans, specifications and costs of the project to be constructed or developed. SouthFirst Mortgage and the Loan Committee of SouthFirst Bank also review the borrower’s existing financial condition and total debt outstanding. All borrower relationships are reviewed annually by SouthFirst Mortgage and the Loan Committee. The residential construction loans are originated with adjustable or fixed rates of interest that are negotiated with the builders, but typically will be tied to the prime rate plus a spread and have terms of 12 months or less. Construction loans generally have a maximum loan-to-value ratio of 80% on an “as completed” basis. SouthFirst

Mortgage generally obtains personal guarantees for all of its construction loans and converts many of its construction loans to permanent loans upon completion of the construction phase.
     Construction loans generally involve a higher level of credit risk than permanent single-family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of changing economic, governmental and weather conditions. The nature of these loans is such that they require a sophisticated knowledge of building standards, material costs, union rules, real estate values and housing demand; and, thus, are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, SouthFirst Mortgage may be required to advance funds beyond the amount originally committed in order to permit completion of the project and will be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment.
     Curt Reamer, Vice President of construction lending and mortgage operations, manages both areas in the Hoover office. Senior management of SouthFirst Bank has oversight of both lending groups as set forth by the Board of Directors.
     Supervisory Agreement
     The construction-lending activity of SouthFirst Mortgage was placed under certain loan-amount restrictions and related requirements, as a result of a supervisory agreement imposed on SouthFirst Bank (the “Supervisory Agreement”), in March, 2002, by the OTS. On December 16, 2004, SouthFirst Bank received notification from the OTS that SouthFirst Bank had complied with the obligations contained in the Supervisory Agreement and that the Supervisory Agreement was rescinded as of December 14, 2004. See also “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS — Supervisory Agreement.”
     Commercial Lending
     At September 30, 2005, commercial lending totaled $17.6 million, or 18.4%, of SouthFirst Bank’s total loan portfolio. SouthFirst Bank’s commercial loans are secured by real estate or other acceptable collateral. In addition, borrowers generally must personally guarantee loans secured by commercial real estate. Commercial loans are mostly made at adjustable rates.
     Commercial loans generally involve a greater degree of risk than residential mortgage loans. Because payments on loans are often dependent on successful operation or management of business, repayment of such loans may be subject to a greater extent to adverse economic conditions. SouthFirst Bank seeks to minimize these risks by lending to established customers and generally restricting such loans to its primary market area. Due to the growth in commercial lending in recent years, SouthFirst Bank has increased its commercial loan portfolio.
     Consumer Lending and Other Lending
     As a community-oriented financial institution, SouthFirst Bank offers certain consumer loans, including both unsecured loans and loans secured by assets such as deposits, vehicles, and heavy equipment. At September 30, 2005, consumer loans totaled $4.5 million, or 4.7% of SouthFirst Bank’s total loan portfolio. This amount includes $0.8 million of loans secured by savings accounts, $2.6 million of loans secured by vehicles, and $1.1 million in other secured loans.
     The underwriting standards employed by SouthFirst Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant’s monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is the primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.
     Loan Approval
     All permanent residential mortgage loans, other than residential construction loans less than $350,000, are underwritten and approved by the loan committee of SouthFirst Bank. Any Vice President of SouthFirst Mortgage with construction lending authority, with the co-approval of another Vice President, has underwriting and loan approval authority for any construction loan less than $350,000. Construction loans in amounts greater than $350,000, but less than $500,000, must be approved by the loan committee of the SouthFirst Bank Board of Directors. All permanent residential mortgage loans and residential construction loans in excess of $500,000 require approval of the Board of Directors of SouthFirst Bank.
     Loan Origination, Commitment and Other Fees and Commissions
     In addition to interest earned on loans, SouthFirst Bank charges fees for originating and making loan commitments, prepayments of non-residential loans, late payments, changes in property ownership and other miscellaneous services. The income realized from such fees varies with the volume of loans made or repaid, and the fees vary from time to time depending upon the supply of funds and other competitive conditions in the mortgage markets. Loan demand and the availability of money also affect these conditions. Fees, net of related origination costs, are deferred as an adjustment to yield. SouthFirst Bank also charges commissions on the sale of credit life insurance and fees in connection with retail banking activities that are reflected in SouthFirst Bank’s non-interest operations income.
     Competition
     SouthFirst Bank has significant competition for its loan products in Talladega, Jefferson and Chilton Counties and in the Birmingham market area. The cities of Birmingham, Sylacauga, Talladega and Clanton have a high density of financial institutions, some of which are larger, have a state-wide or regional presence and have greater financial resources than SouthFirst Bank. SouthFirst Bank also faces significant competition in attracting deposits in its relevant market areas. SouthFirst Bank’s competition for its loan products comes principally from savings and loan associations and commercial banks. In addition, there are a number of mortgage bankers, mortgage brokers, finance companies and insurance companies that compete with SouthFirst Bank for loan customers. Credit unions, securities firms and mutual funds compete with SouthFirst Bank in raising deposits. Many of these institutions also seek to provide the same community-oriented services as SouthFirst Bank. SouthFirst Bank competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. SouthFirst Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of service it provides borrowers and contractors. Competition in the financial services industry has increased significantly within the past several years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws cannot be fully assessed or predicted.
     SouthFirst Bank is a community and retail-oriented financial institution serving its relevant market areas with deposit services and loan services. Management considers SouthFirst Bank’s reputation for financial strength and quality customer service to be its major competitive advantage in attracting and retaining customers in its market areas.
     Data Processing
     During fiscal 2004, SouthFirst Bank converted the bank’s data processing function to the FISERV Vision system, replacing the data processing services provided by Kirchman Corp., whose contractual agreement expired during 2004.

     FISERV provides SouthFirst Bank a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and consumer lending data processing platforms, central information file, investment portfolio accounting and ATM processing.
     Employees
     SouthFirst Bank presently employs 74 individuals on a full-time basis, including 20 officers and 3 individuals on a part-time basis. SouthFirst Bank will hire additional persons as needed, including additional tellers and financial service representatives.
Business of Subsidiaries
     SouthFirst Mortgage, Inc.
     SouthFirst Mortgage was incorporated on July 23, 1999, as a wholly-owned operating subsidiary of SouthFirst Bank. Through SouthFirst Mortgage, SouthFirst Bank is conducting residential mortgage and construction lending activities in Birmingham, Alabama, and intends to pursue such activities in other markets. See “Business of SouthFirst Bank — Construction Lending — SouthFirst Mortgage, Inc.” above.
     Pension & Benefit Trust Company
     Pension & Benefit was acquired by SouthFirst in April of 1997, and was, initially, a wholly-owned subsidiary thereof. On April 27, 1998, SouthFirst and SouthFirst Bank submitted an application to the OTS, seeking approval to exercise limited trust powers through Pension & Benefit and to establish Pension & Benefit as an operating subsidiary of SouthFirst Bank. Upon being granted limited trust powers from the OTS, SouthFirst transferred the ownership of Pension & Benefit to SouthFirst Bank. Upon the transfer, Pension & Benefit became the wholly-owned subsidiary of SouthFirst Bank.
     The primary business of Pension & Benefit is rendering actuarial and administrative services to employee benefit plans of corporate employers, including their plan administrators and plan trustees, and, under appropriate circumstances, serving as an employee benefit plan trustee. These actuarial, administrative and trust services are rendered to approximately 275 retirement plans and, generally, are as follows:
          Actuarial Services
     The actuarial services include: the computation of retirement benefits, the determination of plan costs, the projection of benefit payments, contributions, and non-income, and the analysis of turnover rates and other contingencies for specific groups of plan participants.
          Administrative Services
     The administrative services include: the preparation of the annual returns and reports for retirement plans (including Form 5500 or 5500-EZ, and related schedules and attachments), the preparation of summary plan descriptions, summary annual reports, statements of accrued benefits and various other notices and reports required under ERISA, and the preparation of accounting records for plan trustees, including the preparation and maintenance of participants’ accounts.
          Trust Services
     The trust services rendered by Pension & Benefit are limited to those trust services required by participant-directed profit sharing plans, 401(k) plans and document-directed Employee Stock Ownership Plans.

     SouthFirst Financial Services, Inc.
     SouthFirst Financial was incorporated on June 16, 2000, as a wholly-owned subsidiary of SouthFirst. Through SouthFirst Financial, SouthFirst provides insurance products and other financial services to the customers of SouthFirst Bank and to others.
Supervision and Regulation
General
     SouthFirst and SouthFirst Bank are subject to regulations, supervision and examination by the OTS, the FDIC and other state and federal regulators. These regulators have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The system of regulation and supervision applicable to SouthFirst and SouthFirst Bank establishes a comprehensive framework for the operations of SouthFirst and SouthFirst Bank, and is intended primarily for the protection of the FDIC and the depositors of SouthFirst Bank. Changes in the regulatory framework could have a material adverse effect on SouthFirst Bank and its operations that, in turn, could have a material adverse effect on SouthFirst. To the extent that the following information describes certain statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of SouthFirst.
Regulation of SouthFirst
     General
     As the owner of all of the stock of only one federal savings association, SouthFirst Bank, SouthFirst is a “unitary” thrift holding company subject to regulatory oversight by the OTS and the United States Securities and Exchange Commission (“SEC”). As such, SouthFirst is required to register and file reports with the OTS and the SEC and is subject to regulation and examination by the OTS. In addition, the OTS’s enforcement authority over SouthFirst and its non-savings association subsidiaries permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of SouthFirst Bank rather than for the benefit of the stockholders of SouthFirst.
     Qualified Thrift Lender Test
     As a unitary thrift holding company, SouthFirst generally is allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loan holding companies, provided that SouthFirst Bank continues to qualify as a “qualified thrift lender” (see “- Regulation of SouthFirst Bank — Qualified Thrift Lender Test” below). Although the Gramm-Leach-Bliley Act, enacted in November 1999, prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities, such prohibition does not apply, for a period of 10 years if the non-financial activities constitute no more than 15% of its business, to companies, such as SouthFirst, which became unitary thrift holding companies pursuant to applications filed with the OTS prior to May 4, 1999. Because SouthFirst filed its application prior to this date, it is considered a “grandfathered” unitary thrift holding company and, as such, retains the authority to engage in nonfinancial activities. However, SouthFirst cannot be acquired by a nonfinancial company. In the event that SouthFirst acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.
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
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) amended provisions of the Bank Holding Company Act of 1956 (“BHCA”) to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund (“BIF”) with the approval of the appropriate federal banking agency and the Federal Reserve Board. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) further amended the BHCA to permit federal savings associations to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.
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
     Regulation of SouthFirst Bank
     SouthFirst Bank derives its lending and investing powers, as a federal savings association, from the Home Owners’ Loan Act, as amended (“HOLA”), which is implemented by regulations adopted and administered by the OTS. As a federal savings association, SouthFirst Bank is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, SouthFirst Bank’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of SouthFirst Bank’s operations. SouthFirst Bank’s deposits are insured by the SAIF, which is administered by the FDIC, to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings associations and may recommend enforcement actions against savings associations to the OTS.
     As a federally insured depository institution, SouthFirst Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

     Insurance of Deposit Accounts
     SouthFirst Bank’s deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insured institutions are members of either the SAIF or the BIF. Pursuant to FIRREA, an insured institution may not convert from one insurance fund to the other without the advance approval of the FDIC.
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
     Regardless of an institution’s capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator. The management of SouthFirst Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.
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
     As a result of the recapitalization of the SAIF implemented by the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (“EGRPRA”), SAIF-insured institutions were required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks were assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members were assessed at the same rate for FICO obligations.
     The EGRPRA also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as “well capitalized” or that have been found to have “moderately severe” or “unsatisfactory” financial, operational or compliance weaknesses. SouthFirst Bank is classified as “well capitalized” and has not been found by the OTS to have such supervisory weaknesses.
     OTS Supervisory Assessments
     In addition to federal deposit insurance premiums, savings associations like SouthFirst Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on either a semi-annual or quarterly basis, as determined by the OTS on an annual basis, and is computed based on total assets of the institution, including consolidated subsidiaries, as reported in the association’s latest quarterly Thrift Financial Report. Regulations base the assessment for an individual savings association on three components: (i) the size of the association, upon which the basic assessment is based; (ii) the association’s supervisory condition, which results in percentage increases for any savings association with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and (iii) the complexity of the savings association’s operations, which results in a percentage increase for a savings association that manages over $1 billion in trust assets, provides services for other loans aggregating more than $1 billion, or has certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact upon smaller savings institutions, whose total assets never exceeded $100 million, the OTS regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.
     Regulatory Capital Requirements
     General. The OTS has adopted capital regulations that establish capital standards applicable to all savings associations. To meet its regulatory capital requirements, a savings association must satisfy each of the following capital requirements: (i) a risk-based capital requirement, where a savings association’s minimum risk-based capital requirement shall be an amount equal to 8% of its risk-weighted assets; (ii) a leverage ratio requirement, where a savings association’s minimum leverage ratio requirement shall be: (a) for a savings association assigned a composite rating of “1” on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 3%; (b) for all other savings associations that are assigned a value lower than “1” on the CAMELS financial institutions rating system, equal to a ratio of core capital to adjusted total assets of 4%; and (iii) a tangible capital requirement, where the savings association’s minimum tangible capital requirement shall be an amount equal to at least 1.5% of adjusted total assets.
     The OTS has also established, pursuant to FDICIA, five classifications for institutions based upon the capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2005, SouthFirst Bank was “well capitalized.” Failure to maintain that status could result in greater regulatory oversight or restrictions on SouthFirst Bank’s activities.
     Core Capital and Tangible Capital. The OTS requires savings associations receiving a composite examination rating of “1,” the best possible rating under the CAMELS examination rating system, to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations are required to maintain minimum core capital of at least 4.0% of total adjusted assets. “Core capital” includes, generally, (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related surplus, (iii) non-withdrawable accounts and certain pledged deposits of mutual savings associations, (iv) minority interests in fully-consolidated subsidiaries, and (v) the remaining goodwill resulting from certain prior regulatory accounting practices, less a savings association’s (A) investments in certain “non-includable” subsidiaries (as determined by regulation) and (B) intangible assets (with limited exceptions for purchased mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices). At September 30, 2005, SouthFirst Bank’s ratio of tangible and core capital to total adjusted assets was 8.34%.
     The “tangible capital” requirement requires a savings association to maintain tangible capital in an amount not less than 1.5% of its adjusted total assets. “Tangible capital” means (i) common stockholders’ equity (including retained earnings), (ii) non-cumulative perpetual preferred stock and related earnings, (iii) non-withdrawable accounts and pledged deposits that qualify as core capital, and (iv) minority interests in equity accounts of fully-consolidated subsidiaries, less (A) any intangible assets (except for purchased mortgage servicing rights and purchased credit card relationships included in core capital), and (B) investments, both equity and debt, in certain subsidiaries that are not “includable subsidiaries”
     Risk-Based Capital. The risk-based capital standard for savings associations requires the maintenance of total regulatory capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the general allowance for credit losses. The portion of the allowance for credit losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. Risk-weighted assets equal assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk weight. The risk weight assigned to a particular asset or on-balance sheet credit equivalent amount determines the percentage of that asset/credit equivalent amount that is included in the calculation of risk-weighted assets. Thus, to determine the ratio of total capital to total risk-weighted asset: (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets. At September 30, 2005, SouthFirst Bank’s ratio of total capital to total risk-weighted assets was 13.05%.
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
     See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources” for tables setting forth SouthFirst Bank’s compliance with its regulatory capital requirements as of September 30, 2005.
     Prompt Corrective Action
     Under the OTS final rule implementing the prompt corrective action provisions of FDICIA, an institution shall be deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (ratio of Tier 1 capital (core capital) to risk-weighted assets) of 6% or greater, has a Tier 1 leverage capital ratio of 5% or greater and is not subject to any order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (3% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, or has a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, or a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%; and (v) “critically undercapitalized” if the financial association has a ratio of tangible equity to total assets that is equal to or less than 2%. However, under certain circumstances, a federal banking agency may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a “significantly undercapitalized” institution as “critically undercapitalized”). At September 30, 2005, SouthFirst Bank was classified as a “well capitalized” institution.
     The severity of the action, authorized or required to be taken under the prompt corrective action regulations, increases as an association’s capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person, if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer’s average rate of compensation during the 12 months proceeding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.
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
     Dividends and Other Capital Distribution Limitations
     OTS regulations impose limitations upon savings associations’ capital distributions, such as cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. Under the OTS regulations governing capital distributions, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association’s net income for the year plus its retained net income for the prior two years, without application or notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Company, will continue to have to file a notice and to receive the approval of the OTS prior to paying any capital distributions. The OTS may disapprove a notice or deny an application regarding a proposed capital distribution if the OTS determines that the proposed distribution by a savings association would constitute an unsafe or unsound practice or that, after making the distribution, the savings association would be “undercapitalized” under the OTS regulations.
     Qualified Thrift Lender Test
     HOLA requires savings associations to meet the Qualified Thrift Lender (“QTL”) test, or suffer a number of regulatory sanctions, including restrictions on business activities and on FHLB advances. To qualify as a QTL, a savings association must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”), by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution, or (ii) maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, a savings association’s total assets less the sum of (a) certain intangible assets, including goodwill and credit card and purchased mortgage servicing rights, (b) the value of property used by a savings association in its business, and (c) specified liquid assets up to 20% of total assets. “qualified thrift investments” include (i) various types of loans made to finance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing interest in mortgages or domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, (v) shares of stock issued by any federal home loan bank, (vi) loans for educational purposes, (vii) loans to small business, and (viii) loans made through credit cards or credit card accounts. In addition, subject to a limit of 20% of portfolio assets, savings associations are able to treat as qualified thrift investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small business in “credit needy” areas. At September 30, 2005, SouthFirst Bank was a Qualified Thrift Lender.
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
     Loans to One Borrower
     Under HOLA, savings associations are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount, not in excess of 10% of unimpaired capital and surplus, may be loaned, if such loan is secured by readily-marketable collateral, which is defined to include certain debt and equity securities and bullion, but generally does not include real estate.

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
     Such real estate lending policies must address certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution’s board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended, divided by the appraised value of the property securing or being improved by the extension of credit, plus the amount of readily-marketable collateral or other acceptable collateral, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and nonresidential) (80%); improved property (85%). There is no maximum LTV limit for one-to-four family residential (owner occupied); however, any LTV ratio in excess of 90% requires appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.
     Certain institutions may make real estate loans that do not conform with established LTV limits, up to 100% of the institution’s total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are also exempt from the LTV ratios, such as loans guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds.
     Community Reinvestment
     Under the Community Reinvestment Act of 1977 (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications by the institution. FIRREA amended the CRA to require public disclosure of an institution’s CRA rating and to require the OTS to provide a written evaluation of an institution’s CRA performance, utilizing a four-tiered descriptive rating system in lieu of the then existing five-tiered numerical rating system. SouthFirst Bank received a satisfactory rating as a result of its latest evaluation on December 31, 2003.
     Consumer Credit Regulation
     SouthFirst Bank’s mortgage lending activities are subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, and all of the regulations promulgated thereunder. These statutes and regulations, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the above regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to administrative enforcement actions, class action lawsuits and demands for restitution or loan rescission.
     Transactions with Affiliates
     Generally, statutory restrictions, promulgated in OTS regulations and by Section 23A and 23B of the Federal Reserve Act, limit the authority of SouthFirst Bank to engage in transactions with affiliates. These restrictions require that transactions between a savings association, or its subsidiaries, and its affiliates be on terms as favorable to the institution as comparable transactions with non-affiliates. In addition, extensions of credit and certain other transactions with affiliates are restricted to an aggregate percentage of a savings association’s capital, and collateral in specified amounts must usually be provided by affiliates to receive loans from the institution. Affiliates of SouthFirst Bank include, among others, SouthFirst and any company which would be under common control with SouthFirst Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. Currently, a subsidiary of a savings association that is not also a depository institution is not treated as an affiliate of the savings association for purposes of Section 23A and 23B of the Federal Reserve Act.
     A savings association’s authority to extend credit to its officers, directors and 10% or greater stockholders, as well as to entities that such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these laws and regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a savings association may make to such persons based, in part, on the institution’s capital position, and require certain approval procedures to be followed. OTS regulations, with minor variations, apply Regulation O to savings associations.
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
     Liquidity Requirements
     The Asset and Liability Committee (ALCO) of SouthFirst Bank’s Board of Directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, SouthFirst Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated. Presently, there is no objective standard or guideline regarding the application of the current regulatory requirement that a savings association maintain a liquidity sufficient to ensure its safe and sound operation.
     Under the previous regulation, SouthFirst Bank was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U.S. Government, state or federal agency obligations), and long-term assets (e.g., U. S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).
     As of September 30, 2005, SouthFirst Bank’s average daily balance of liquid assets was approximately 23.6% of its June 30, 2005, liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,662,000 in cash and cash equivalents, and approximately $20,824,000 in other qualifying assets. As of September 30, 2005, the fair market value of SouthFirst Bank’s investment securities portfolio, which is held for sale, was $26,483,000. SouthFirst Bank uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan losses, are an additional source of liquidity for the Company.
     With respect to current funding sources, deposits provide a significant portion of SouthFirst’s cash flow needs and continue to provide a relatively stable, low cost source of funds. Other sources of funding used by SouthFirst include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION — Liquidity.”
     Federal Home Loan Bank System
     General. SouthFirst Bank is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (the “FHFB”). The FHLBs maintain central credit facilities primarily for member institutions.
     SouthFirst Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) one percent of the aggregate outstanding principal amount of its unpaid home mortgage loans, home purchase contracts and similar obligations as of the beginning of each year or, (ii) $500. SouthFirst Bank is in compliance with this requirement with an investment in stock of the FHLB of Atlanta, at September 30, 2005, of $1,218,200.
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
     On April 15, 2002, SouthFirst Bank was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets, or approximately $42,000,000, to a fixed amount of $22,000,000. This amount was subsequently changed to an amount equal to 10% of its total assets. However, as a result of the rescinding of the supervisory agreement in December 2004 and based upon the most recently completed examination by the Office of Thrift Supervision in May 2005, the Federal Home Loan Bank of Atlanta granted to SouthFirst Bank in November 2005, credit availability of 25% of total assets, or approximately $35,000,000. As of September 30, 2005, SouthFirst Bank has outstanding advances with the Federal Home Bank of Atlanta in the amount of $20,670,000.
     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends paid on FHLB stock and could continue to do so in the future. For the years ended September 30, 2005 and 2004, dividends were paid by the FHLB to SouthFirst Bank in the amounts of $46,007 and $39,904, respectively. Were these dividends to be reduced, or were interest subsidies on future FHLB advances were to increase, SouthFirst Bank’s net interest income likely would be reduced.
     Federal Reserve System
     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their deposit transaction accounts (e.g., primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. Under current Federal Reserve Board regulations, no reserves are required to be maintained on the first $6.6 million of transaction accounts, while reserves equal to 3% must be maintained on the next $45.4 million of transaction accounts, plus reserves equal to 10% of the remainder. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the reserve requirement has the effect of reducing the amount of depository institutions’ interest-earning assets. At September 30, 2005, SouthFirst Bank was in compliance with the reserve requirements of the Federal Reserve Board.
     Savings associations have authority to borrow from the Federal Reserve Bank’s “discount window,” but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. SouthFirst Bank did not have any such borrowings at September 30, 2005.
ITEM 2. PROPERTIES.
     SouthFirst Bank conducts its business through its main office located in Sylacauga, Alabama, branch offices located in Talladega and Clanton, Alabama, and loan production offices in Hoover and Chelsea, Alabama. In addition, SouthFirst Bank has purchased a parcel of land in Birmingham, Alabama at a total price of $1,445,000.
     The following table sets forth information relating to the offices of SouthFirst, SouthFirst Bank and Pension & Benefit at September 30, 2005. The total net book value of these properties at September 30, 2005, was approximately $3,855,000.

			Net Book Value	Deposits
	Leased		as of	as of
Location	or Owned	Date Opened	Sept. 30, 2005	Sept. 30, 2005
			(In thousands)
SouthFirst and SouthFirst Bank
Main Office
126 North Norton Avenue
Sylacauga, Alabama 35150	Owned	April 1966	$692	$54,756
Office/Storage Building
North Norton Avenue
Sylacauga, Alabama 35150	Owned	November 1995	196	N/A
SouthFirst Bank Branch Offices
301 West North Street
Talladega, Alabama 35160	Owned	April 1961	222	13,757

102 Fifth Street North
Clanton, Alabama 35045	Owned	November 1997	1,049	32,612

SouthFirst Mortgage
Loan Production Offices
2159 Rocky Ridge Road
Birmingham, Alabama 35216	Leased	March 1994	1,445	N/A

70 Chelsea Corners
Chelsea, AL 35043	Leased	January 2004	—	N/A

			Net Book Value	Deposits
	Leased		as of	as of
Location	or Owned	Date Opened	Sept. 30, 2005	Sept. 30, 2005
			(In thousands)
Pension & Benefit
260 Commerce Street, Third Floor
Montgomery, Alabama 36101	Owned	April 1997	251	N/A

Total			$3,855	$101,125

ITEM 3. LEGAL PROCEEDINGS
     In the normal course of business, SouthFirst and SouthFirst Bank from time to time are involved in legal proceedings. SouthFirst and SouthFirst Bank management believe that there are no pending or threatened legal proceedings which, upon resolution, are expected to, individually or in the aggregate, have a material effect upon SouthFirst’s or SouthFirst Bank’s financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted during the fourth quarter ended September 30, 2005, to a vote of security holders of SouthFirst.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     As of December 2, 2005, SouthFirst’s Common Stock was held by approximately 301 persons. SouthFirst’s Common Stock trades on the American Stock Exchange, under the symbol “SZB.” The following data reflects, by fiscal quarter, the high and low sale prices, as well as cash dividends declared for each quarter from October 1, 2003, through September 30, 2005:

			Cash
			Dividends
	High Sale	Low Sale	Declared (1)
Fiscal Year Ended September 30, 2005
First Quarter ended December 31, 2004	15 5/6	14 6/7	$106,487
Second Quarter ended March 31, 2005	16	14 5/6	106,505
Third Quarter ended June 30, 2005	15 2/9	12	70,904
Fourth Quarter ended September 30, 2005	12 3/4	11 3/5	70,900

Fiscal Year Ended September 30, 2004
First Quarter ended December 31, 2003	17 1/3	15 1/2	$106,500
Second Quarter ended March 31, 2004	17 4/5	16	106,501
Third Quarter ended June 30, 2004	18 3/4	15 5/9	106,495
Fourth Quarter ended September 30, 2004	16 3/4	15 1/7	106,487

(1)	Certain cash dividends associated with SouthFirst’s Management Recognition Plans and Employee Stock Option Plan shares are reflected as compensation expense in the consolidated financial statements. See “Item 10. EXECUTIVE COMPENSATION — Management Recognition Plans” and “— Employee Stock Ownership Plan.”

     Holders of SouthFirst Common Stock are entitled to receive such dividends as may be declared by SouthFirst’s Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of SouthFirst’s Board of Directors based upon a number of factors, including the Company’s earnings, financial condition, capital requirements, and other relevant factors. SouthFirst management presently intends to continue its present dividend policies. See “Item 1. BUSINESS — Supervision and Regulation — Regulation of SouthFirst Bank — Dividends and Other Capital Distribution Limitations.”
     The amount of dividends payable by SouthFirst Bank is limited by law and regulation. The need for SouthFirst Bank to maintain adequate capital also limits dividends that may be paid to SouthFirst. Although Federal Reserve policy could restrict future dividends on SouthFirst Common Stock, such policy places no current restrictions on such dividends. See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources” and “Item 1. BUSINESS — Supervision and Regulation — Regulation of SouthFirst Bank — Dividends and Other Capital Distribution Limitations.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of the major factors that affected SouthFirst’s results of operations and financial condition for the referenced periods.
     The purpose of this discussion is to focus on significant changes in the financial condition and results of SouthFirst’s operations during the two-year period ended September 30, 2005. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.
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
Results of Operations
     Net Income
     For the fiscal year ended September 30, 2005, net income increased $561,713 from a net loss of $(527,935) in fiscal 2004. Earnings/(loss) per common share was $0.05 and ($0.74) for the fiscal years ended September 30, 2005 and 2004, respectively. The increase in net income for fiscal 2005 was due primarily to a decrease in loan loss reserves and a decrease in non-interest expense. SouthFirst Bank’s net interest income after provision for loan losses increased $1,208,683 (40.9%) during fiscal 2005, from $2,951,677 to $4,160,360. This increase was primarily attributable to a decrease in the provision for loan losses of $1,249,702, from $1,356,937 at September 30, 2004, compared to $107,235 for the fiscal year ended September 30, 2005, the reasons for which are discussed below under the heading “Provision for Loan Losses.” This increase in net interest income was partially offset by a decrease in net interest income before provision for loan losses in the amount of $41,019, (0.9%) resulting primarily from the changes in balances and the effect in the changes in interest rates between interest-earning assets and interest-bearing liabilities. Total non-interest expense decreased $283,437 (4.0%) resulting primarily from a decrease in compensation and benefits of $583,851 (13.5%) and a decrease in data processing of $61,025 (15.9%). Other expenses increased $147,049 (30.9%) from an expense of $476,220 in fiscal 2004, while termination expense increased $140,941 during fiscal 2005.
     For the fiscal year ended September 30, 2004, net income decreased $643,799 from net income of $115,864 in fiscal 2003. Earnings (losses) per common share were ($0.74) for the fiscal year ended September 30, 2004. The decrease in net income for fiscal 2004 was due primarily to an increase in the provision for loan losses, and increase in non-interest expense and a decrease in non-interest income.
     The components of net income discussed in the preceding paragraphs are discussed more fully below.
     Net Interest Income
     Net interest income was $4,267,595 for the twelve months ended September 30, 2005, which represents a decrease of $41,019 (0.9%) from fiscal 2004. Net interest income is the difference between the interest earned on loans, investment securities and other earning assets and the interest cost associated with deposits and borrowed funds. The decrease in fiscal 2005 is primarily due to a decrease in the net interest rate spread. The net interest rate spread decreased as rates on interest-earning assets increased twenty-four (24) basis points to 6.04% and the cost of funds also increased thirty-seven (37) basis points to 2.69%. The combined effect of the changes in average balances and the changes in rates above resulted in a decrease in net interest income.
     Net interest income was $4,308,614 for the twelve months ended September 30 2004. The increase of $416,162 (10.7%) over the comparable twelve months of 2003 was primarily the result of an increase in the interest rate spread of thirty-two (32) basis points from 3.16% at September 30, 2003, to 3.48% at September 30, 2004.
     SouthFirst Bank’s Asset/Liability Committee (“ALCO”) conducts a gap analysis in order to assist in analyzing the yields on earning assets and the rates paid on interest-bearing liabilities. There can be no assurance, however, that such analysis will positively affect earnings.
     Rate/Volume Variance Analysis
     The following table sets forth information regarding the extent to which changes in interest rates, changes in volume of interest assets, and changes in volume of interest related assets and liabilities have affected SouthFirst Bank’s interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume). Changes in rate/volume have been allocated proportionately between changes in volume and changes in rates.

	Year Ended September 30,
	2005 vs. 2004			2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to			Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
				(Dollar amounts in thousands)
Interest income:
Securities	$(102)	$(84)	$(186)	$167	$(30)	$197	$(215)	$4	$(211)
Loans receivable	383	335	718	(152)	(301)	(513)	(154)	(726)	(880)

Total interest income	281	251	532	15	(331)	(316)	(369)	(722)	(1,091)

Interest expense:
NOW accounts	1	8	9	(1)	(43)	(44)	1	(81)	(80)
Money market demand	—	—	—	—	—	—	—	(1)	(1)
Passbook savings	(1)	—	(1)	(1)	(47)	(48)	1	(106)	(105)
CDs other than Jumbos	193	271	464	25	(567)	(542)	(57)	(749)	(806)
Jumbos	(49)	(11)	(60)	(139)	(13)	(152)	68	(46)	22
Borrowed funds	(44)	205	161	148	(94)	54	(194)	(22)	(216)

Total interest expense	100	473	573	32	(764)	(732)	(181)	(1,005)	(1,186)

Change in net interest income	$181	$(222)	$(41)	$(17)	$433	$416	$(188)	$283	$95

     Interest Income
     Interest income is a function of both the volume of interest earning assets and their related yields. Interest income was $7,653,000, $7,121,000 and $7,436,000 for the twelve months ended September 30, 2005, 2004 and 2003, respectively. Average interest earning assets increased 4,110,000 (3.3%) during fiscal 2005, increased 524,000 (.43%) during fiscal 2004 and decreased $6,472,000 (5.0%) during fiscal 2003. The yield for fiscal 2005 increased primarily due to rates on mortgage and residential construction loans increasing during the year. During fiscal years 2004 and 2003, the yield decreased due to declining interest rates. Interest and fees on loans were $6,154,000, $5,436,000, and $5,948,000 for the twelve months ended September 30, 2005, 2004 and 2003, respectively. Although actual loans receivable increased approximately $421,000 (0.44%), average loan balances increased approximately $6,084,000 (6.6%). The increase in average balances was attributable to increased volumes in residential construction and commercial loans during the year. During fiscal 2004, average loan balances decreased approximately $2,600,000 (2.7%). This decrease in average balances was attributable to the sale of approximately $6,400,000 in commercial, residential mortgage and other consumer loans as the result of the sale of the Centreville branch office in Centreville, Alabama to First Financial Bank in Bessemer, Alabama occurring during the last quarter of fiscal 2003. The sale of these loans resulted in the decrease in average loans receivable in fiscal 2003 of approximately $2,400,000.
     Interest income on total securities available-for-sale decreased approximately $317,000 (24.3%) to $985,000 in fiscal 2005. The average balance outstanding of securities available-for-sale decreased approximately $2,128,000 (8.8%) to $22,072,000 in fiscal 2005, decreased $3,038,000 (11.2%) to $24,200,000 in fiscal 2004, and decreased $3,670,000 (11.9%) to $27,238,000 in fiscal 2003. The yields on securities available-for-sale were 4.46% in fiscal 2005 and 5.38% in fiscal 2004. Interest income on securities available-for-sale decreased $95,000 (6.8%) in fiscal 2004 from fiscal 2003.
     Interest income on securities held-to-maturity increased approximately $83,000 (24.0%) in fiscal 2005 and approximately $345,000 in fiscal 2004. The increase in interest income in fiscal year 2004 was the result of the transfer of approximately $16,000,000 from available-for-sale to held-to-maturity investments during the third quarter of fiscal 2004. The decrease in interest income occurring in fiscal 2005 from fiscal 2004 was the result of a decision to transfer and sell the entire portfolio of held-to-maturity investments of $16,000.000 during the quarter ended March 31, 2005. This decision was due to a change in investment strategy, and to improve overall liquidity. The yield earned on securities held to maturity was 6.81% and 5.50% in fiscal years 2005 and 2004, respectively.
     Interest Expense
     Total average interest-bearing liabilities were $125,648,000, $121,142,000 and $120,924,000 for fiscal years 2005, 2004, and 2003, respectively. Interest bearing liabilities increased by $4,505,000 (3.7%) in fiscal 2005, increased by $218,000 (0.2%) in fiscal 2004, and decreased $4,439,000 (3.5%) in fiscal 2003. The rates paid on these liabilities increased 37 basis points to 2.69% in fiscal 2005, decreased by 61 basis points to 2.32% in fiscal 2004, and decreased by 84 basis points to 2.93% in 2003. Total interest expense was $3,386,000, $2,812,000 and $3,544,000 for fiscal years 2005, 2004, and 2003, respectively, which represents an increase of $574,000 (20.4%), a decrease of $732,000 (20.6%), and a decrease of $1,186,000 (25.1%), during fiscal years 2005, 2004, and 2003, respectively. The increase in fiscal 2005 was primarily due to the increase in interest-bearing liabilities along with the increase in interest rates. The decrease in fiscal years 2004 and 2003 was primarily due to the reduction in interest rates.
     Interest on deposits, the primary component of total interest expense increased to $2,147,000 in fiscal 2005, decreased to $1,735,000 in fiscal 2004 and decreased to $2,521,000 in fiscal 2003. The average balance of interest-bearing deposits increased to $97,411,000 in fiscal 2005 from $91,900,000 in fiscal 2004, representing an increase of $5,511,000 (6.0%). In fiscal year 2004, the balance of $91,900,000 represented a decrease of $3,806,000 (4.0%) from the balance of $95,707,000 in fiscal year 2003.
     Interest expense on borrowed funds, including both short-term and other borrowed funds was $1,239,000, $1,077,000 and $1,023,000 for fiscal years 2005, 2004 and 2003, respectively. Interest expense increased in fiscal 2005 approximately $161,000 (15.0%) from fiscal 2004. Interest rates on borrowed funds increased 71 basis points to 4.39% from 3.68%, while average balances decreased from $29,242,000 to $28,236,000 in fiscal 2005, representing a decrease of approximately $1,005,000 (3.4%). In fiscal 2004, interest expense increased approximately $54,000 (5.3%) as a result of the increase in average balances of approximately $4,024,000 (16.0%) to $29,242,000. The reduction in interest expense in fiscal 2003 was primarily due to lower interest rates, along with principal reductions in average borrowings of approximately $4,800,000. The average balance of FHLB advances outstanding was $20,670,000, $22,124,000 and $22,340,000 for fiscal years 2005, 2004, and 2003, respectively. The average balance of total borrowed funds, including both short-term and other borrowed funds was $28,236,000, $29,242,000 and $25,218,000 for fiscal years 2005, 2004 and 2003, respectively.

     Provision for Loan Losses
     The provision for loan losses is based on management’s current assessment of the risk in the loan portfolio and is influenced primarily by the amount of recent loan losses. The provision for loan losses was $107,235, $1,356,937, and $549,603 for fiscal years 2005, 2004 and 2003, respectively. The amount of the provision for loan losses for fiscal 2005 is primarily the result of additional reserves for approximately $56,000 expensed during the June quarter to cover a non-performing business loan which was collateralized by used automobiles. Presently, this loan is fully reserved and the company is in the process of repossessing all collateral associated with this loan. In addition, the year-to-date provision includes approximately $26,000 to cover reserve requirements associated with construction lending located in Birmingham. These loans represent two construction loans, for a contract and disbursed amount of $256,000. In addition, there are three lot loans with a contract amount of $275,000 and a disbursed amount of approximately $96,000. These loans were foreclosed on in March 2005. No significant losses are anticipated on any of these foreclosed properties. The year to date provision also includes an additional $30,000 of general loan loss reserves recorded to increase the balance in allowance for loan losses to an appropriate level, based on continuing reviews of asset quality.
     The amount of the provision for fiscal 2004 is primarily the result of the write down of an acquisition and development loan in Columbiana, Alabama, which entered into foreclosure in January 2004. At the date of foreclosure, this loan had a disbursed balance of approximately $1,948,000, with previously recognized allowances of approximately $525,000. At the time of foreclosure, the fair value of the property was estimated to be $500,000. The amount of the provision for loan losses for fiscal 2003 is primarily the result of a specific reserve for approximately $525,000 relative to the above-mentioned acquisition and development loan. As of September 30, 2003, the disbursed balance on this loan was approximately $1,790,000. (See Allowance for Loan Losses and Risk Elements for further discussion.)
     SouthFirst Bank’s provision for loan losses also reflects management’s current assessment of economic and other factors which management deems relevant to its risk analysis, including loan concentrations in particular markets, economic activity in particular markets, certain regulatory requirements regarding loan loss reserves and related safety and soundness issues, as well as management’s view of the general economic outlook.
     As previously discussed, the loan portfolio is comprised primarily of one-to-four family residential mortgage loans and residential construction loans. The one-to-four family residential mortgage loans are originated in SouthFirst Bank’s primary market area of Talladega and Chilton County, Alabama. Management believes that the credit risks associated with this type of loan are significantly lower than other loan types.
     Although residential construction loans have characteristics of relatively higher credit risks, such as concentrations of amounts due from a smaller number of borrowers and dependence on the expertise of the builder, management believes that its residential construction lending policies and procedures reduce the credit risks associated with this type of loan, and that its current provisions for loan losses in the construction loan portfolio (1%) is adequate in light of these policies and procedures. SouthFirst Bank entered the residential construction lending area in 1994 by purchasing the portfolio of another Alabama thrift. A significant portion of SouthFirst Bank’s residential construction loans were originated in Hoover, Alabama, a suburb of Birmingham and one of the most affluent areas of the state. Since acquiring the portfolio, SouthFirst Bank has not suffered a significant loss on a residential construction loan.
     Significant write-offs in fiscal 2005 consisted of the charge-off of a commercial loan to a used automobile dealership for approximately $414,000. In addition, there were other charge-offs for various types of consumer and foreclosed real estate loans for approximately $123,000. Significant write-offs in fiscal 2004 consisted of the acquisition and development loan mentioned above for approximately $1,036,000 and other charge-offs for various types of consumer loans of approximately $103,000. Significant write-offs in 2003 consisted primarily of a commercial real estate loan in Clanton, Alabama, which was foreclosed and subsequently sold in fiscal 2003. Management believes the allowances for loan losses at September 30, 2005 ($518,572), to be an adequate level relative to the total loan portfolio and to non-performing loans, and in light of the other factors, which are relevant to the assessment of risks in the loan portfolio.

     Future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review SouthFirst Bank’s allowance for loan losses and may require SouthFirst Bank to recognize additions to the allowance based upon and analysis of information available at the time of their review.
     Other Income
     Other income decreased $587,000 (18.1%) in fiscal 2005 from $3,240,000 in fiscal 2004. Other income decreased $502,000 (13.4%) in fiscal 2004 from $3,742,000 in fiscal 2003. The decrease in fiscal 2005 was due to the loss from the sale of investment securities held-to-maturity of approximately $701,000, a decrease in the gain from the sale of investment securities available-for-sale from $84,000 to $47,000, a decrease in service charges and other fees from $546,000 to $496,000 and a decrease in the gain on sale of loans from $719,000 to $686,000. Off-setting these decreases in income are increases in fee income generated from Pension & Benefit Trust Company from $1,582,000 to $1,716,000, an increase in the gain from the sale of foreclosed and other assets of approximately $47,000, and an increase in other income of approximately $54,000. The decrease in fiscal 2004 was due to a decrease in the gain on the sale of mortgage loans from $1,170,000 to $719,000, a decrease in the gain from the sale of securities available-for-sale from $238,000 to $84,000, and a decrease in the profit from the sale of deposits of $250,000, which was a one-time profit as a result of the sale of the Centreville branch location in the fourth quarter of fiscal 2003.
     A significant portion of the decrease in total non-interest income was attributable to a loss on the sale of investment securities held-to-maturity of approximately $701,000. Management made a decision to sell the entire portfolio of held-to-maturity investments of $16,000,000 after the reclassification from available-for-sale to held-to-maturity during the June quarter of fiscal 2004. This decision was based upon a change in investment strategy and to improve overall liquidity and interest-rate risk.
     The gain on sale of securities available-for-sale decreased approximately $37,000 (43.3%) for fiscal year 2005. The gain on sale of securities available-for-sale decreased approximately $155,000 (64.9%) for fiscal year 2004, and remained constant at $238,000 for fiscal year 2003.
     The gain on sale of mortgage loans decreased approximately $34,000 (4.7%) in fiscal 2005, decreased $451,000 (38.5%) in fiscal 2004 and increased $558,000 (91.3%) in fiscal 2003. The restructuring process in the mortgage banking division, along with increased rates as the refinancing boom of 2003 closed, has resulted in decreased volumes of originations and sales of mortgage loans in fiscal years 2005 and 2004. During fiscal 2003, with the addition of mortgage loan originators, along with the decrease in mortgage loan rates, the volume of originations and sales of mortgage loans increased.
     Service charges and other fees were $496,000, $546,000 and $569,000 in fiscal years 2005, 2004 and 2003, respectively. The fluctuations are primarily due to changes in overdraft and non-sufficient charges.
     Other Expense
     Total other expense decreased to $6,759,000 in 2005 from $7,042,000 in fiscal 2004. Other expense increased in fiscal 2003 to $6,897,000. This represented a decrease of $283,000 (4.0%) in fiscal 2005, an increase of $145,000 (2.1%) in fiscal 2004, and an increase of $490,000 (7.7%) in fiscal 2003.
     Compensation and benefits totaled $3,747,000, $4,331,000 and $4,279,000 for fiscal years 2005, 2004 and 2003, respectively. These levels reflect a decrease of $584,000 (13.5%) in fiscal 2005, an increase of $52,000 (1.2%) in fiscal 2004 and an increase of $644,000 (17.7%) in fiscal 2003. In fiscal 2005, the decrease was attributable to a decrease in personnel as a result of the restructuring of SouthFirst Mortgage and certain other areas within the Company. In fiscal 2004, the increase was attributable to the acquisition of Walton Mortgage in January 2004 and certain severance payments made in connection with the restructuring of SouthFirst Mortgage and certain other areas within the company as mentioned above. The increases in fiscal 2003 was primarily attributable to new salaries associated with the restructuring process, along with merit and cost of living raises and the costs of benefits associated with such increases.
     Decreases in other expenses during fiscal 2005 occurred in data processing, office supplies and related expenses and legal expenses of approximately $61,000, $7,000 and $5,000, respectively. The decrease in data processing costs resulted primarily from the completion of the conversion of SouthFirst Bank’s data processing function to FISERV, which occurred in fiscal 2004. These decreases in other expenses were partially offset with increases occurring in termination expenses relative to the resignation, severance and general release agreement between Joe K. McArthur (former Chief Executive Officer and Director of SouthFirst) and SouthFirst Bank and SouthFirst, which was effective March 31, 2005. Mr. McArthur was paid a severance benefit in one lump sum of $228,361, as provided under his employment contract dated January 1, 2005. In addition to the severance benefits described above, SouthFirst also paid to Mr. McArthur $10,000 for the surrender of all stock options that Mr. McArthur possessed at the time of his resignation. This expense was offset by the reduction of certain deferred compensation benefits payable to Mr. McArthur that were adjusted due to his termination prior to normal retirement age. Other increases in expenses occurred in net occupancy, furniture and fixtures expense, deposit insurance premiums, other professional services and other for approximately $9,000, $6,000, $9,000, $61,000 and $147,000, respectively. The increase in other professional service expenses was primarily due to increased fees of approximately $61,000, which relates to work performed in advance of the implementation of Sarbanes-Oxley. The increase in other expenses was primarily due to increased repossessed asset expense of approximately $57,000, and increased check processing charges of approximately $52,000.
     Income Tax Expense
     Income tax expenses (benefit) were $21,000, ($323,000) and $71,000 for fiscal years 2005, 2004 and 2003, respectively. These levels represent an effective tax rate on pre-tax earnings (losses) of 38% in fiscal 2005, 38% in fiscal 2004 and 38% in fiscal 2003.
     Supervisory Agreement
     On March 29, 2002, SouthFirst announced that SouthFirst Bank had entered into a Supervisory Agreement with the OTS on March 22, 2002 that formalized certain understandings between SouthFirst Bank and the OTS with respect to actions that SouthFirst Bank and its Board of Directors had to undertake to comply with the requirements of the OTS. On December 16, 2004, SouthFirst Bank received notification from the OTS that SouthFirst Bank had complied with the obligations contained in the Supervisory Agreement and that the Supervisory Agreement was rescinded as of December 14, 2004.
     New Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (FASB) approved the issuance of FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company has adopted the disclosure requirements of the FSP and is currently evaluating the impact of the adoption of the accounting guidance in the FSP.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 11 to its consolidated financial statements, and is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations.
Interest Rate Sensitivity
     An integral aspect of the funds management of SouthFirst Bank is the maintenance of a reasonably balanced position between interest rate sensitive assets and liabilities. ALCO is charged with the responsibility of managing, to the degree prudently possible, SouthFirst Bank’s exposure to “interest rate risk,” while attempting to provide a stable and steadily increasing flow of depositors and borrowers and to seek earnings enhancement opportunities. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. SouthFirst Bank measures its interest rate risk as the ratio of cumulative interest sensitivity gap to total interest-earning assets (“ratio”). The ratio is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period, divided by the total interest earning assets. This ratio is positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities, and is negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative ratio would adversely affect net interest income, while a positive ratio would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative ratio would result in an increase in net interest income and a positive ratio would adversely affect net interest income. Due to the nature of SouthFirst Bank’s balance sheet structure and its use of the market approach to pricing liabilities, SouthFirst Bank’s management and the SouthFirst Bank Board of Directors recognize that achieving a perfectly matched gap position in any given time frame would be extremely rare. At September 30, 2005, SouthFirst Bank had a negative one-year cumulative ratio of 6.64% and a positive five-year cumulative ratio of 4.53%, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates. At September 30, 2004, SouthFirst Bank had a negative one-year cumulative ratio of 7.08% and a positive five-year cumulative ratio of 1.39%. During the rising interest rate environment for fiscal year 2005, SouthFirst Bank’s interest rate spread decreased, while during fiscal year 2004, the interest rate spread increased due to declining interest rates that occurred for most of fiscal year 2003 and the early months of fiscal 2004.
     There are other factors that may affect the interest rate sensitivity of SouthFirst Bank’s assets and liabilities. These factors generally are difficult to quantify but can have a significant impact on SouthFirst Bank when interest rates change. Such factors include features in adjustable rate loans that limit the changes in interest rates on a short-term basis and over the life of a loan. SouthFirst Bank’s portfolio of one-to-four family residential mortgage loans included $32.7 million and $29.3 million (34.0% and 30.7% of SouthFirst Bank’s total loan portfolio) of adjustable rate loans at September 30, 2005 and 2004, respectively. These loans have restrictions limiting interest rate changes to 1.0% or 2.0% per year and 6.0% over the life of the loan. In a rapidly declining or rising interest rate environment, these restrictions could have a material effect on interest income by slowing the overall response of the portfolio to market movements. ALCO utilizes the “Asset and Liability Management Report” prepared by FTN Financial (the Sendero ALM Analysis) in order to assist SouthFirst Bank in determining SouthFirst Bank’s gap and interest rate position. Through use of the FTN Financial analysis, ALCO analyzed the effect of an increase or decrease of up to 300 basis points on the market value of SouthFirst Bank’s portfolio equity (“MVPE”) at September 30, 2005 and 2004. At a 300 basis point increase, SouthFirst Bank’s MVPE decreased approximately $1,653,000 and $5,090,000 at September 30, 2005 and 2004, respectively, and at a 300 basis point decrease, SouthFirst Bank’s MVPE decreased approximately $718,000 and $3,290,000 at September 30, 2005 and 2004, respectively. At the 300 basis point increase, the equity exposure was a negative 14.3%. This ratio is well within the limits established by the board of directors as outlined in SouthFirst Bank’s interest rate risk policy.
     The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of SouthFirst Bank, as of September 30, 2005 and 2004. The projected maturity and repricing dates were arrived at by applying the assumptions set forth below. Classifications of items in the table are different from those presented in other tables and the financial statements and accompanying notes included therein.

Interest Rate Sensitivity Gap

	At September 30, 2005					At September 30, 2004
	One year	One to	Three to	Over		One year	One to	Three to	Over
	or less	three years	five years	five years	Total	Or less	three years	five years	five years	Total
	(Dollar Amounts in Thousands)
Interest-earning assets:
Mortgage loans	$46,634	$20,024	$10,786	$7,703	$85,147	$46,699	$19,994	$12,337	$6,766	$85,796
All other loans	4,842	4,050	1,489	555	10,936	3,340	3,087	1,726	1,938	10,091
Collateralized mortgage obligations	521	—	—	—	521	875	—	—	—	875
Mortgage-backed securities	2,508	4,409	3,034	4,285	14,236	1,431	2,233	1,585	3,004	8,253
Other Investments (1)	3,912	6,052	1,000	5,522	16,486	25,235	100	—	—	25,335

Total interest- earning assets	$58,417	$34,535	$16,309	$18,065	$127,326	$77,580	$25,414	$15,648	$11,708	$130,350

Interest-bearing liabilities:
Deposits	$57,259	$17,413	$11,692	$10,575	$96,939	$58,621	$24,634	$10,123	$4,477	$97,855
Borrowed funds	9,613	—	5,000	10,000	24,613	28,186	2,500	—	—	30,686

Total interest-bearing liabilities	$66,872	$17,413	$16,692	$20,575	$121,552	$86,807	$27,134	$10,123	$4,477	$128,541

Interest sensitivity gap	$(8,455)	$17,122	$(383)	$(2,510)	$5,774	$(9,227)	$(1,720)	$5,525	$7,231	$1,809

Cumulative interest sensitivity gap	$(8,455)	$8,667	$8,284	$5,774	$—	$(9,227)	$(10,947)	$(5,422)	$1,809	$—

Ratio of cumulative interest sensitivity gap to total interest earning assets	(6.64)%	6.81%	6.51%	4.53%	—	(7.08)%	(8.40)%	(4.16)%	1.39%	—

Ratio of cumulative interest sensitivity gap to total assets of $138,739	(6.09)%	6.25%	5.97%	4.16%	—	(6.57)%	(7.79)%	(3.86)%	1.29%	—

(1)	Includes investments in overnight deposits.

Gap Sensitivity
     The FTN Financial analysis for fiscal 2005 and the preceding table were based upon the contractual terms of the asset or liability and in consideration of the following assumptions regarding prepayment of loans, collateralized mortgage obligations (“CMOs”) and mortgage-backed securities, and decay rates of deposits. These prepayment and decay rate assumptions are management’s estimates based on expectations of future interest rates. Fixed rate mortgage loans are assumed to prepay at approximately 5.8%. Adjustable rate loans, CMOs and mortgage-backed securities are presented in the period in which they next reprice. All other loans (principally consumer installment loans) are presented at their contractual maturities. Fixed rate CMOs are assumed to prepay at rates ranging from 15% to 20%. The decay rates for money market demand accounts are assumed to be 50% each year. The decay rates for passbook accounts are assumed to be 33% each year, and the decay rates for NOW accounts are assumed to be 25% each year. Certificate accounts and borrowed funds are presented at their contractual maturities. Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain liabilities may lag behind changes in market interest rates. Certain assets, such as ARMs, generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would cause significant deviations in the table. Additionally, an increased credit risk may result if the ability of many borrowers to service their debt decreases in the event of an interest rate increase. A majority of the adjustable rate loans in SouthFirst Bank’s portfolio contain conditions, which restrict the periodic change in interest rates.
Interest Rate Risk Strategy
     SouthFirst Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by attempting to balance the interest rate sensitivities of its assets and liabilities. SouthFirst Bank’s strategies are intended to stabilize long term net interest income by protecting its interest rate spread against decreases and increases in interest rates. To offset the interest rate risk associated with holding a substantial amount of fixed rate loans and having a predominantly short-term certificate of deposit base, SouthFirst Bank maintains a portfolio of residential adjustable-rate mortgage loans that reprice in less than one year. The amount of loans in this portfolio was equal to $25,444,000 at September 30, 2005, and $23,890,000 at September 30, 2004. SouthFirst Bank also sells a significant portion of its fixed rate loan originations in the secondary markets, and directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive securities directs excess cash flow into short-term and adjustable rate investment securities. Diversification into more interest-sensitive mortgage loans and construction loans in the Birmingham area has also served to reduce SouthFirst Bank’s interest rate risk exposure.
Effects of Inflation and Changing Prices
     Inflation generally increases the costs of funds and operating overhead, and, to the extent that loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase and would likely reduce SouthFirst Bank’s earnings from such activities. Further, SouthFirst Bank’s income from the sale of residential mortgage loans in the secondary market likely would decrease if interest rates increased.

Average Balance, Interest, Yields and Rates
     The following table sets forth certain information relating to SouthFirst Bank’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.
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

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

	Year Ended September 30,
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest Earning Assets:
Interest earnings deposited in other financial institutions	$742,972	$86,108	11.59%	$602,805	$37,776	6.27%	$761,750	$91,223	11.98%
Total securities	28,362,205	1,413,520	4.98%	30,476,375	1,647,473	5.41%	27,237,544	1,397,105	5.13%
Loans receivable	97,694,359	6,153,817	6.30%	91,610,652	5,435,692	5.93%	94,166,707	5,948,317	6.32%

Total interest earning assets	126,799,536	7,653,445	6.04%	122,689,832	7,120,941	5.80%	122,166,001	7,436,645	6.09%

Allowance for loan losses	(754,566)			(980,380)			(927,683)
Cash and amounts due from depository institutions	5,251,660			5,592,476			8,364,641
Premises and equipment	4,710,512			4,568,474			4,507,558
FHLB stock, at cost	1,195,908			1,117,000			1,262,833
Foreclosed real estate	689,336			495,330			420,213
Real estate held for investment	166,667			—			—
Accrued interest receivable	619,999			665,166			605,552
Other assets	3,562,871			3,299,720			2,650,805

Total Assets	$142,241,923			$137,447,618			$139,049,920

Interest Bearing Liabilities:
Deposits:
NOW accounts	$10,846,062	$28,279		$10,612,198	$19,403	.18%	$11,208,905	$63,071	.56%
Money market demand	70,044	67		54,929	54	.10%	46,293	161	.35%
Statement savings	11,030,037	25,231		11,494,036	25,921	.23%	12,142,016	74,506	.61%
CDs, other than Jumbos	71,360,202	1,946,425		64,272,679	1,482,260	2.31%	63,192,912	2,024,399	3.20%
Jumbo certificates	4,104,920	147,094		5,466,536	207,212	3.79%	9,116,476	358,691	3.93%

Total interest-bearing deposits	97,411,265	2,147,096	2.20%	91,900,378	1,734,850	1.89%	95,706,602	2,520,828	2.63%
Borrowed funds	28,236,468	1,238,754	4.39%	29,241,967	1,077,477	3.68%	25,217,611	1,023,365	4.06%

Total interest-bearing liabilities	125,647,733	3,385,850	2.69%	121,142,345	2,812,327	2.32%	120,924,213	3,544,193	2.93%
Non-interest bearing demand accounts	4,753,022			4,077,675			3,585,780
Advances by borrowers for property taxes	194,826			179,793			208,122
Accrued interest payable	544,791			490,022			726,747
Income taxes payable	—			(396,075)			447,058
Accrued expenses and other liabilities	758,599			1,002,548			431,172

Total liabilities	131,898,971			126,496,308			126,323,092
Stockholders’ equity	10,342,952			10,951,309			12,726,828

Total liabilities & stockholders’ equity equity	$142,241,923			$137,447,617			$139,049,920

Net interest income		$4,267,595			$4,308,614			$3,892,452

Interest rate spread			3.34%			3.48%			3.16%
Net yield on total interest earning assets			3.37%			3.51%			3.19%
Average interest-earning assets to average total interest-bearing liabilities ratio			100.92%			101.28%			101.03%

Financial Condition
     Investment Securities
     SouthFirst Bank’s portfolio of securities available-for-sale totaled $26,482,000 and $14,180,000 at September 30, 2005 and 2004, respectively. SouthFirst Bank’s portfolio of securities held-to-maturity totaled $0 and $15,082,000 at September 30, 2005 and 2004, respectively. The balance in held-to-maturity securities at September 30, 2004, was based on management’s decision to transfer approximately $16,000,000 of available-for-sale securities to held-to-maturity during the June 2004 quarter to better meet the investment strategy of the Company. During fiscal 2005, SouthFirst Bank transferred all of its securities in the held-to-maturity category to the available-for-sale category and immediately sold those securities. The amortized cost of the sold securities was $15,998,287, resulting in a realized loss of $701,099.
     The composition of SouthFirst Bank’s total investment securities portfolio partly reflects SouthFirst Bank’s former investment strategy of providing acceptable levels of interest income from portfolio yields while maintaining a level of liquidity allowing SouthFirst Bank a degree of control over its interest rate position. In previous years, SouthFirst Bank invested primarily in investment grade CMOs and mortgage-backed securities because of their liquidity, credit quality and yield characteristics. The yields, values and duration of such securities generally vary with interest rates, prepayment levels, and general economic conditions and, as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such securities also may have longer stated maturities than other securities, which may result in further price volatility.
     During fiscal year 2004, SouthFirst Bank purchased $3,500,000 in FHLMC callable bonds and approximately $8,000,000 in FNMA fixed rate mortgage backed securities. Also, during the fiscal year, SouthFirst Bank sold mortgage-backed securities, callable notes and callable bonds for approximately $5,500,000, $1,000,000 and $5,000,000, respectively. As a result of the sale of these investments, a pre-tax gain was recorded of approximately $80,000.
     During fiscal year 2005, SouthFirst Bank purchased $27,212,000 in FNMA and FHLMC fixed rate mortgage-backed securities. In addition, SouthFirst Bank purchased approximately $7,000,000 of FNMA and FHLMC callable bonds. Partially, the purchase of these securities was to off-set the sale of the held-to-maturity investments sold in March 2005, as mentioned above. Also, during fiscal 2005, the Company sold approximately $19,129,000 of FNMA and FHLMC mortgage-backed securities. As a result of the sale of these investments, a pre-tax gain was recorded of approximately $47,000.
     Principal repayments on both CMOs and mortgage-backed securities for the years ended September 30, 2005, 2004 and 2003, were $21,506,000, $8,159,000, and $10,041,000, respectively. As of September 30, 2005, SouthFirst Bank had an investment in available-for-sale U.S. Government agencies of $11,455,000, compared to $4,533,000 as of September 30, 2004 At September 30, 2005, SouthFirst Bank had investments of approximately $1,227,000 in equity securities, such as FHLB stock and other common stock.

     The following table indicates the fair value of the portfolio of investment securities held by SouthFirst Bank at September 30, 2005, 2004 and 2003.

	Total Fair Value
	2005	2004	2003
	(in thousands)
Available-for-Sale Securities :
U.S. Government agencies	$11,455	$4,533	$22,608
Corporate obligations	389	403	355
Mortgage-backed securities	14,110	8,350	8,175
Collateralized mortgage obligations	519	882	1,456
Other investments	9	12	6

Total Available-for-Sale Securities	$26,482	$14,180	$32,600

Held-to-Maturity Securities :
U.S. Government agencies	$—	$15,675	$—

     At September 30, 2005, SouthFirst Bank owned CMOs totaling $519,000. These securities are all backed by federal agency guaranteed mortgages.
     The mortgage backed securities portfolio, consists of fixed rate mortgages totaling $14,110,000 at September 30, 2005. No adjustable mortgage backed securities are currently held in the portfolio. When purchasing these securities, SouthFirst Bank looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.
     The following table presents the contractual maturities and weighted average yields of investment securities, other than equity securities, available for sale at September 30, 2005.

	Maturities of Securities
		After one	After five
	Within	through	through	After
	one year	five years	ten years	ten years
	(in thousands)
Available-for-Sale Securities:
U.S. Government agencies, excluding mortgage-backed securities	$—	$334	$6,633	$4,488
Mortgage-backed securities	—	115	3,915	10,080
Collateralized mortgage obligations	—	519	—	—
Corporate obligations	98	149	142	—

Total Available-for-Sale Securities	$98	$1,117	$10,690	$14,568

	Weighted Average Yields
	(Taxable-equivalent basis) (1)
		After one	After five
	Within	through	through	After
	one year	five years	ten years	Ten years
Available-for-Sale Securities:
U.S. Government agencies, excluding mortgage-backed securities	—	5.050%	4.970%	5.390%
Mortgage-backed securities	—	8.850%	4.400%	4.830%
Collateralized mortgage obligations	—	3.640%	—	—
Corporate obligations	3.850%	5.260%	6.540%	—

Total Weighted Average Yield	3.850%	4.824%	4.782%	5.001%

(1)	None of SouthFirst Bank’s investment securities are tax exempt.
     The maturities for the CMOs and mortgage-backed securities presented above represent contractual maturities of such securities. Due to the nature of these securities, the timing and the amount of principal repayments is generally unpredictable. However, assuming current prepayment rates are normal and required principal repayments, the following table sets forth certain information regarding the expected principal payments, carrying values, fair values, and weighted average yields of SouthFirst Bank’s CMOs and mortgage-backed securities at September 30, 2005.
Principal Payments Expected During the Year Ended September 30,
(Dollars in thousands)

									Weighted
							Amortized	Fair	Average
	2006	2007	2008	2009	2010	Thereafter	Cost	Value	Yield
Collateralized mortgage Obligations	$239	$175	$107	$—	$—	$—	$521	$519	3.64%

Mortgage-backed securities	2,164	1,907	1,674	1,475	1,296	5,588	14,104	14,110	4.74%

Agencies	—	—	—	—	765	10,830	11,595	11,455	5.14%

Corporate obligations	100	100	50	—	—	150	400	389	5.33%
Loans
     Total loans of $95,389,000 at September 30, 2005, reflected an increase of $814,000 (0.9%) compared to September 30, 2004. Total loans of $94,574,000 at September 30, 2004 reflected an increase $10,192,000 (12.1%) from total loans of $84,383,000 at September 30, 2003. The increase in total loans for fiscal 2005 occurred primarily in business and other types of residential mortgages, after the sale of approximately $2,300,000 of various types of residential mortgages to First Tennessee Financial Capital Assets Corporation, which occurred in April 2005. The increase in the volume of loans for fiscal 2004 was due primarily to the strategy to rebuild portfolio loans in an effort to enhance our overall net interest margin. The decrease in the volume of loans for fiscal 2003 was due primarily to the sale of loans of approximately $6,400,000 to First Financial Bank, Bessemer, Alabama, as result of closing the Centreville branch location in September 2003. SouthFirst Bank has experienced strong demand in its one-to-four family construction loan portfolio since SouthFirst Bank’s purchase of the construction loan portfolio and the opening of a loan production office in Birmingham in 1994.
     One-to-four family real estate mortgage loans decreased $3,065,000 (6.8%) from September 30, 2004, to September 30, 2005, and increased $5,065,000 (12.7%) from September 30, 2003, to September 30, 2004. SouthFirst Bank aggressively pursues real estate mortgage loans within its market area. In addition to originating mortgage loans for its own portfolio, SouthFirst Bank also actively originates residential mortgage loans, which are sold in the secondary market, with servicing released. SouthFirst Bank sells a significant portion of all fixed rate residential mortgage loans. For the most part, such sales are composed of residential mortgage loans with terms of 30 years. Proceeds from loan sales were $26,287,000, $31,097,000 and $55,990,000 for the years ended September 30, 2005, 2004 and 2003, respectively. Had SouthFirst Bank not sold residential mortgage loans over the last several years, the one-to-four family real estate mortgage loan portfolio would have increased by a larger margin (or decreased by lesser margin) than the percentage indicated above. The rising interest rate environment that occurred during fiscal 2005 resulted in decreased volume of loans sold, while the low interest rate environment that has existed for much of fiscal years 2004 and 2003 resulted in an increase in the volume of loans sold during the periods indicated above compared to previous years during which a higher interest rate environment existed. The following table presents the composition of the loan portfolio for each of the past five fiscal years:

	Loan Portfolio Composition
	At September 30,
	(Dollars in thousands)
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Real estate mortgage loans:
One-to-four family	$41,839	43.86%	$44,904	47.48%	$39,839	47.21%	$44,347	47.69%	$51,083	50.51%
Multi-family and commercial	17,564	18.41%	14,003	14.81%	11,407	13.52%	13,490	14.51%	14,205	14.05%
Construction loans	12,831	13.45%	12,836	13.57%	12,629	14.97%	16,621	17.87%	25,378	25.09%
Land	2,214	2.32%	3,271	3.46%	3,635	4.31%	5,077	5.46%	—	—
Savings account loans	824	0.86%	768	0.81%	881	1.04%	1,190	1.28%	1,144	1.13%
Installment loans	3,664	3.84%	3,192	3.38%	3,921	4.65%	3,599	3.87%	3,507	3.47%
Second mortgage loans	17,128	17.96%	16,670	17.63%	13,404	15.88%	9,665	10.39%	7,593	7.51%

Total loans	96,064		95,644		85,716		93,989		102,910

Less:
Loans in process	—	—	—	—	—	—	—	—	(8)	(0.01)%
Discounts and other, net	(156)	(0.16)%	(158)	(0.17)%	(142)	(0.17)%	(149)	(0.16)%	(189)	(0.19)%
Allowance for loan losses	(519)	(0.54)%	(912)	(0.96)%	(1,191)	(1,41)%	(855)	(0.92)%	(1,578)	(1.56)%

Total loans, net	$95,389	100.00%	$94,574	100.00%	$84,383	100.00%	$92,985	100.00%	$101,135	100.00%

     The following table shows the maturity of SouthFirst Bank’s loan portfolio at September 30, 2005, based upon contractual maturity dates. Demand loans, loans having no schedule of repayment and no stated maturity and overdrafts are reflected as due during the twelve months ended September 30, 2006. The table below does not include an estimate of prepayments, the occurrence of which would significantly shorten the average life of all mortgage loans and cause SouthFirst Bank’s actual repayment to be different from the table set forth below.

	Loan Maturities
	Due during the
	year ending Sept 30,
				Due after	Due after	Due After	Due After
	2006	2007	2008	3-5 years	5-10 years	10-15 years	15 years	Total
	(Dollars in thousands)
Residential loans	$1,344	$1,408	$2,913	$6,728	$4,353	$12,011	$23,857	$52,614
Commercial loans	1,739	982	540	1,903	1,919	5,121	5,192	17,396
Construction loans	15,018	26	—	—	—	—	—	15,044
Consumer loans	1,590	504	666	1,771	2,488	2,103	1,888	11,010

Total	$19,691	$2,920	$4,119	$10,402	$8,760	$19,235	$30,937	$96,064

(1)	The maturity period for construction loans is typically one year. If the home is not sold at the maturity date, however, the loan may be extended for an additional six months, provided that the builder restructures the loan to provide for principal reduction or arranges for permanent financing that will pay off the construction loan.
     The following tables set forth at September 30, 2005 and 2004, the dollar amount of loans due after September 30, 2005 and 2004, respectively, based upon whether such loans have fixed interest rates or adjustable interest rates:

	September 30, 2005
		Floating or
	Fixed	Adjustable
	Rates	Rate	Total
	(Dollars in thousands)
Residential loans	$19,915	$32,699	$52,614
Commercial loans	6,349	11,047	17,396
Construction loans	15,044	—	15,044
Consumer loans	9,245	1,765	11,010

Total	$50,553	$45,511	$96,064

	September 30, 2004
		Floating or
	Fixed	Adjustable
	Rates	Rate	Total
	(Dollars in thousands)
Residential loans	$26,037	$29,347	$55,384
Commercial loans	5,466	8,370	13,836
Construction loans	16,105	—	16,105
Consumer loans	10,319	—	10,319

Total	$57,927	$37,717	$95,644

     The following table sets forth SouthFirst Bank’s loan originations, sales and principal repayments for the periods indicated.

	Year ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Loan Originations:
Real estate mortgage loans	$60,339	$86,214	$101,134
All other loans	4,888	4,026	4,407

Total	$65,227	$90,240	105,541

Portfolio Loan Purchases:
Real estate mortgage loans	$—	$—	$—

Portfolio Loan Sales Proceeds:
Real estate mortgage loans	$28,566	$31,097	$55,222

Principal Repayments:
Real estate mortgage loans	$33,924	$24,835	$53,222
All other loans	4,360	4,889	4,394

Total	$38,284	$29,724	$57,616

     Allowance for Loan Losses and Risk Elements
     The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is a reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a non-accrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. Generally, delinquency of 90 days or more creates reasonable doubt as to repayment. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient to ultimately reduce or satisfy the obligation. Generally, when a loan is placed on a non-accrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Interest income on a non-accrual loan is recognized only on a cash basis. (See “Non Performing Assets” below.)
     The Asset Classification committee is responsible for the on-going review and administration of each particular loan. As such, it makes the initial identification of loans, that present some difficulty in collection or where circumstances indicate that the probability of loss exists. Once the committee determines there is a potential collection problem, the loan is turned over to SouthFirst Bank’s collections officer. It is the responsibility of the collections officer to coordinate all collection efforts on troubled and delinquent loans. Senior management and the SouthFirst Bank board of directors are informed of the status of delinquent loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the board of directors of SouthFirst Bank as to loan charge offs on a monthly basis.
     At September 30, 2005, 2004 and 2003, loans accounted for on a non-accrual basis were approximately $875,000, $1,194,000, and $2,149,000, respectively, or 0.9%, 1.3%, and 2.6% of the total loans outstanding, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $83,000, $0 and $0 at September 30, 2005, 2004 and 2003, respectively.
     The allowance for loan losses represents management’s assessment of the risk associated with extended credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb all anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality, and risk of loans in the portfolio. Management also considers such factors as SouthFirst Bank’s historical loan loss experience, the level, severity, and trend of criticized assets, the distribution of loans by risk class, and various qualitative factors such as current and anticipated economic conditions.

     While it is SouthFirst Bank’s policy to charge off loans in the period in which the loss is considered probable, there are additional risks of future losses, which cannot be quantified precisely or attributed to the particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
     In assessing the adequacy of the allowance, management relies predominately on the on-going review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of SouthFirst Bank’s examination process. Specific percentages are allocated to each loan type. Management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending; correspondingly, a greater allocation is made for commercial and consumer loans than real estate mortgage loans. While management attempts to recognize losses in the loan portfolio, utilizing all available information, there can be no assurances that future additions to the allowance will not be necessary. SouthFirst Bank’s Board of Directors reviews the assessments of management in determining the adequacy of the allowance for loan losses. Generally, the only loans, including construction loans, that are classified are loans which are greater than 90 days delinquent. However, the Board of Directors of SouthFirst Bank may classify loans less than 90 days delinquent should such classification be deemed necessary.
     SouthFirst Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to the adequacy of such allowance, which may take into account such factors as the methodology used to calculate the allowance for loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the OTS has, from time to time, required additions to the banks’ provisions for loan losses and allowances for loan losses as the regulators’ credit evaluations and allowance for loan loss methodology have differed from those of management of such banks. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. SouthFirst Bank attempts to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses.
     Management believes that the $519,000 allowance for loan losses, at September 30, 2005, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in SouthFirst Bank’s loan portfolio. At September 30, 2005, $278,000 of the allowance for loan losses was reserved for possible losses on real estate mortgage loans and $241,000 was reserved for possible losses on all other loans. See also, “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Provision for Loan Losses.”

     The following table summarizes the levels of the allowance for loan losses at the end of the last five fiscal years:

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$912	$1,191	$854	$1,578	$701

Charge-offs:
Real estate	55	1,561	219	—	—
Installment	482	103	22	79	49

Total charge-offs	537	1,664	241	79	49

Recoveries:
Real estate mortgage	—	—	1	—	—
Installment	37	28	27	23	68

Total recoveries	37	28	28	23	68

Net loans (recovered) charged off	500	1,636	213	56	(19)
Provisions for loan losses (benefit)	107	1,357	550	(668)	858

Balance at end of period	$519	$912	$1,191	$854	$1,578

Ratio of net charge-offs to total loans outstanding, net of unearned income	0.52%	1.73%	0.25%	0.06%	(0.02)%

Ratio of allowance for loan losses to loans outstanding, net of unearned income	0.54%	0.96%	1.41%	0.92%	1.56

Total Loans Outstanding — Net	$95,389	$94,574	$84,383	$92,985	$101,135
     As indicated in the above table, SouthFirst Bank decreased its loan loss allowance in fiscal year 2002 from the level reported in fiscal 2001. This decrease in loss allowance is primarily due to the successful repayment of a previously written-off loan in fiscal 2002, which had been classified in the loan loss reserve in fiscal 2001.

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

	At September 30,
	2005		2004		2003
		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Real estate mortgage loans	$278	53.56%	$335	36.73%	$738	61.96%

All other loans	241	46.44%	577	63.27%	453	38.04%

Total allowance for loan losses	$519	100.00%	$912	100.00%	$1,191	100.00%

     At September 30, 2005 and 2004, the total recorded investment in impaired loans was approximately $107,000 and $618,000, respectively. The average recorded investment in impaired loans amounted to approximately $74,000 and $822,000 for the years ended September 30, 2005 and 2004, respectively. The allowance for loan losses related to impaired loans was approximately $107,000 and $393,000 for fiscal years 2005 and 2004, respectively. Interest income on impaired loans of approximately $5,000 and $25,000 was recognized in fiscal years 2005 and 2004, respectively. Loans impaired at September 30, 2003 were $2,393,000.
     Non-Performing Assets
     SouthFirst Bank has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. SouthFirst Bank monitors delinquency levels for any adverse trends. Non-performing assets consist of loans on non-accrual status, accruing loans, that are 90 days or more past due and foreclosed real estate.
     SouthFirst Bank’s policy generally is to place a loan on non-accrual status when there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms. Generally, delinquency for 90 days or more creates reasonable doubt as to repayment. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower is able to make periodic interest and principal payments and the loan is no longer delinquent and is returned to accrual status.
     Non-performing assets were $1,126,000, $1,703,000, and $2,217,000 at September 30, 2005, 2004 and 2003, respectively. As a percentage of total loans, non-performing assets continued to be at levels that management considers to be acceptable and commensurate with SouthFirst Bank’s conservative lending policies.

     An analysis of the components of non-performing assets at September 30, 2005, 2004 and 2003, is presented in the following table:

	At September 30,
	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage loans	$307	$891	$2,077
All other loans	485	303	72

Total	792	1,194	2,149

Accruing loans which are past due 90 days or more:
Real estate mortgage loans	83	—	—
All other loans	—	—	—

Total	83	—	—

Total of non-accrual and 90 days past due loans	875	1,194	2,149

Foreclosed real estate (net of related loss provisions)	251	509	68

Total non-performing assets	$1,126	$1,703	$2,217

Non-accrual and 90 days past due loans as a percent of total loans	0.92%	1.26%	2.55%

Non-performing assets as a percent of total loans	1.18%	1.80%	2.63%

Total loans outstanding	$95,389	$94,574	$84,383

     Management regularly reviews and monitors the loan portfolio in an effort to identify borrowers experiencing financial difficulties, but such measures are subject to uncertainties that cannot be predicted.
Deposits
     Total deposits increased $3,332,000 (3.4%) in fiscal 2005 to $101,125,000, and increased $4,235,000 (4.5%) to $97,793,000 in fiscal 2004. In fiscal 2003 deposits decreased $2,925,000 (3.0%) to $93,558,000. Non interest-bearing deposits were $4,233,000, $4,003,000, and $3,657,000, while total interest-bearing deposits were $96,892,000, $93,790,000, and $89,901,000 at September 30, 2005, 2004 and 2003, respectively.
     SouthFirst Bank’s deposit mix, at September 30, 2005, changed when compared to that at September 30, 2004. NOW accounts increased $370,000 (3.5%), while money-market demand accounts decreased $88,000 (38.3%). Certificates of deposit, other than jumbo certificates of deposit, which are certificates of deposit greater than or equal to $100,000 with specially negotiated rates (“Jumbos”), increased $6,348,000 (9.7%). Non-interest bearing demand deposits increased $230,000 (5.8%). During 2005, certificates of deposit, excluding Jumbos, comprised approximately 71.3% of total deposits, while low cost of funds, including NOW accounts, money market demand accounts, and passbook savings accounts made up 25.5% of SouthFirst Bank’s total deposits. Jumbos comprised 3.2% of total deposits as of September 30, 2005.
     At September 30, 2005, SouthFirst Bank has approximately $19,400,000 in brokered certificates of deposits with a weighted average interest rate of approximately 3.00%, varying in terms from six months to thirty-three months.

     The composition of total deposits for the last three fiscal years is set forth in the following table:

	September 30,
	2005		2004		2003
		Percent		Percent		Percent
		change		change		change
		from prior		from prior		from prior
	Amount	year-end	Amount	year-end	Amount	year-end
	(Dollars in thousands)
Non-interest bearing demand deposits	$4,233	5.75%	$4,003	9.46%	$3,657	28.32%

Interest bearing deposits:
NOW accounts	11,032	3.47%	10,662	5.94%	10,064	(2.24)%
Money market demand	142	(38.26)%	230	48.39%	155	(66.88)%
Passbook savings	10,359	(10.96)%	11,634	1.19%	11,497	(5.37)%
CDs other than Jumbos	72,144	9.65%	65,796	8.72%	60,518	(4.46)%
Jumbos	3,215	(41.20)%	5,468	(28.68)%	7,667	3.97%

Total interest bearing deposits	96,892	3.31%	93,790	4.33%	89,901	(3.98)%

Total deposits	$101,125	3.41%	$97,793	4.53%	$93,558	(3.03)%

     The following tables set forth the distribution of SouthFirst Bank’s deposit accounts, at the dates indicated and the weighted average nominal interest rates on each category of deposits presented, based on average balances:

		At September 30, 2005
					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances
		(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$4,233	4.19%
0.10%	None	NOW accounts	250	10,726	10.61%
0.10%	None	Non-profit	100	306	0.30%
0.10%	None	Money market checking	50	142	0.14%
0.15%	None	Statement savings	100	10,359	10.24%
2.30%	3 months	Fixed-term fixed rate certificate	2,500	87	0.09%
3.75%	5 months	Fixed-term fixed rate certificate	2.500	4,502	4.45%
2.40%	6 months	Fixed-term fixed rate certificate	2,500	4,927	4.87%
2.80%	12 months	Fixed-term fixed rate certificate	500	7,046	6.97%
3.70%	14 months	Fixed-term fixed rate certificate	500	11,550	11.42%
3.00%	18 months	Fixed-term fixed rate certificate	500	1,611	1.59%
2.80%	12 mth IRA	Fixed-term fixed rate certificate	500	156	0.15%
3.00%	18 mth Roth IRA	Fixed-term fixed rate certificate	500	77	0.08%
3.00%	18 mth IRA	Fixed-term fixed rate certificate	500	7,024	6.95%
3.25%	24 mth IRA	Fixed-term fixed rate certificate	500	205	0.20%
4.30%	60 mth IRA	Fixed-term fixed rate certificate	500	2,604	2.58%
3.25%	24 months	Fixed-term fixed rate certificate	500	581	0.57%
3.30%	30 months	Fixed-term fixed rate certificate	500	4,642	4.59%
4.00%	4 year	Fixed-term fixed rate certificate	1,500	499	0.49%
4.30%	5 year	Fixed-term fixed rate certificate	1,500	7,213	7.13%
3.41%	Jumbo	Fixed-term fixed rate certificate	100,000	3,215	3.18%
3.55%	6 months	6 month brokered TD	—	2,784	2.75%

		At September 30, 2005
					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances
		(Dollars in thousands, except minimum balance)
3.04%	12 months	12 month brokered TD	—	8,431	8.34%
3.20%	24 months	24 month brokered TD	—	3,355	3.32%
2.60%	30 months	30 month brokered TD	—	1,058	1.05%
2.75%	33 months	33 month brokered TD	—	1,065	1.05%
2.98%	18 months	18 month brokered TD	—	2,727	2.70%

				$101,125	100.00%

		At September 30, 2004
					Percentage
Interest					of Total
Rate	Term	Category	Minimum	Balance	Balances
		(Dollars in thousands, except minimum balance)
0.00%	None	Non-interest bearing demand	$50	$4,003	4.09%
0.10%	None	NOW accounts	250	10,507	10.74%
0.10%	None	Non-profit	100	155	0.16%
0.10%	None	Money market checking	50	230	0.24%
0.15%	None	Statement savings	100	11,634	11.90%
1.50%	3 months	Fixed-term fixed rate certificate	2,500	696	0.71%
1.60%	6 months	Fixed-term fixed rate certificate	2,500	8,248	8.43%
2.30%	12 months	Fixed-term fixed rate certificate	500	12,754	13.04%
2.50%	14 months	Fixed-term fixed rate certificate	500	360	0.37%
2.25%	18 months	Fixed-term fixed rate certificate	500	2,957	3.02%
2.25%	18 mth Roth IRA	Fixed-term fixed rate certificate	500	88	0.09%
2.25%	18 mth IRA	Fixed-term fixed rate certificate	500	8,202	8.39%
3.75%	60 mth IRA	Fixed-term fixed rate certificate	500	2,194	2.24%
2.75%	24 months	Fixed-term fixed rate certificate	500	14	0.01%
2.80%	30 months	Fixed-term fixed rate certificate	500	6,262	6.40%
3.70%	4 year	Fixed-term fixed rate certificate	1,500	332	0.34%
3.75%	5 year	Fixed-term fixed rate certificate	1,500	5,410	5.53%
5.08%	Jumbo	Fixed-term fixed rate certificate	100,000	5,468	5.59%
1.46%	6 months	6 month brokered TD	—	2,463	2.52%
1.78%	9 months	9 month brokered TD	—	3,926	4.01%
1.88%	12 months	12 month brokered TD	—	2,871	2.94%
1.75%	13 months	13 month brokered TD	—	2,244	2.29%
1.77%	14 months	14 month brokered TD	—	3,099	3.17%
2.25%	24 months	24 month brokered TD	—	1,559	1.59%
2.60%	30 months	30 month brokered TD	—	1,055	1.08%
2.75%	33 months	33 month brokered TD	—	1,062	1.09%

				$97,793	100.00%

     The following table provides information about the average balances of interest-bearing demand deposits and time deposits, for the periods indicated, based upon average balances:

	Year ended September 30,
	2005		2004		2003
			(Dollars in thousands)
	Interest bearing	Time	Interest bearing	Time	Interest bearing	Time
	demand deposits	Deposits	demand deposits	deposits	demand deposits	deposits
Average balance	$21,946	$75,465	$22,161	$69,739	$23,397	$72,309

Average rate	.024%	2.77%	0.20%	2.42%	.059%	3.29%

     The following table presents, by various interest rate categories, the amount of certificate accounts outstanding at the end of the last three fiscal years:

	Year ended September 30,
Interest Rate	2005	2004	2003
	(Dollars in thousands)
0.00 - 1.99%	$3,472	$36,801	$24,554
2.00 - 2.99%	29,907	22,498	21,937
3.00 - 3.99%	30,679	3,781	11,570
4.00 - 4.99%	7,757	1,946	3,520
5.00 - 5.99%	2,924	2,179	2,411
6.00 - 6.99%	252	529	626
7.00 - 7.99%	368	3,530	3,567

Total	$75,359	$71,264	$68,185

     At September 30, 2005, SouthFirst Bank had approximately $75.4 million outstanding in certificate accounts that mature as follows:

	Amount due
	Less than	One to	Two to	Three to	Four to
	one year	two years	three years	Four years	five years	Thereafter	Total
	(Dollars in thousands)
Interest Rate
0.00 - 1.99%	$3,472	$—	$—	$—	$—	$—	$3,472
2.00 - 2.99%	27,040	2,623	29	215	—	—	29,907
3.00 - 3.99%	19,852	5,535	1,730	1,093	2,469	—	30,679
4.00 - 4.99%	1,529	2,617	548	167	2,896	—	7,757
5.00 - 5.99%	319	1,778	127	—	700	—	2,924
6.00 - 6.99%	252	—	—	—	—	—	252
7.00 - 7.99%	368	—	—	—	—	—	368

Total	$52,832	$12,553	$2,434	$1,475	$6,065	$—	$75,359

     At September 30, 2005, SouthFirst Bank had approximately $36.8 million outstanding in certificate accounts of $100,000 or more, that mature as follows:

Amount
Maturity Period	(In Thousands)
Three months or less	$8,727
After three within six months	11,595
After six within twelve months	6,285
Over twelve months	10,146

$36,753

     The following table presents the maturities of certificates of deposit, as of September 30, 2005, 2004 and 2003:

	Maturities of Time Deposits
	September 30,
	2005	2004	2003
	(Dollars in thousands)
Three months or less	$17,471	$17,577	$13,566
After three within six months	19,837	15,543	12,736
After six within twelve months	15,523	16,775	19,421
One year to two years	12,553	11,077	12,750
Two years to three years	2,434	4,680	2,830
Three years to four years	1,476	1,805	2,617
Four years to five years	6,065	1,377	1,833
Over five years	—	2,430	2,432

Total	$75,359	$71,264	$68,185

Weighted average rate on all certificates of deposit at period-end	2.78%	2.03%	2.64%

Short-Term Borrowings
     SouthFirst has a line of credit of up to $2,500,000, which bears interest at the prime lending rate, plus 25 basis points. Accrued interest on the unpaid balance of the principal is due monthly and continues until June 2006, at which time the entire unpaid balance along with any unpaid accrued interest is due. The prime-lending rate was 6.75% at September 30, 2005.
     Borrowings also include borrowings from the FHLB of Atlanta. These borrowings included advances with both fixed and variable interest rates.
     SouthFirst Bank also has short term borrowings through reverse repurchase agreements with Morgan Keegan.
     A summary of these borrowings is as follows:

	At or for the Year Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Amounts outstanding at end of period:
Line of credit	$1,403	$903
FHLB advances	20,670	20,670
Reverse repurchase agreements	3,943	10,016

Weighted average rate paid at period-end:
Line of credit	7.00%	5.00%
FHLB advances	5.08%	4.46%
Reverse repurchase agreements	3.94%	1.85%

Maximum amount of borrowings outstanding at any month-end:
Line of credit	1,403	2,353
FHLB advances	20,670	22,340
Reverse repurchase agreements	10,649	10,016

Approximate average amount outstanding for period:
Line of credit	1,165	2,081
FHLB advances	20,670	22,124

	At or for the Year Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Reverse repurchase agreements	6,095	4,901

Approximate weighted average rate paid during period (1):
Line of credit	6.08%	4.36%
FHLB advances	4.81%	4.17%
Reverse repurchase agreements	2.84%	1.32%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.
Capital Resources
Stockholders’ Equity
     SouthFirst’s consolidated stockholders’ equity was $10,424,000 and $10,355,000 at September 30, 2005 and 2004, respectively. The 2005 increase was due to net income of $34,000 and the change in “accumulated other comprehensive income” in the amount of $366,000 resulting from the decrease in unrealized holding losses on available-for-sale securities.
     Cash dividends were declared on SouthFirst Common Stock in the amount of $354,494, $425,159 and $425,052, or $0.50, $0.60 and $0.60 per share, for the years ended September 30, 2005, 2004 and 2003, respectively. Management believes that a strong capital position is vital to the continued profitability of SouthFirst Bank and SouthFirst and provides a foundation for future growth, as well as promoting depositor and investor confidence.
     The following table provides certain financial ratios for SouthFirst, as of the end of the most recent three fiscal years:

	Equity and Asset Ratios
	September 30,
	2005	2004	2003
Return on average assets	0.02%	(0.38)%	0.08%
Return on average stockholder’s equity	0.33%	(4.82)%	0.91%
Common dividend payout ratio	1,049.48%	N/A	391.45%
Average stockholders’ equity to average assets ratio	7.27%	7.97%	9.15%

Net Income (Loss)	$33,778	$(527,935)	$115,864
Average Assets	142,241,923	137,447,618	138,049,920
Average Equity	10,342,952	10,951,309	12,726,828
Cash Dividends Paid	354,494	425,159	425,052
Capital
     The regulations of the OTS provide certain capital requirements applicable to thrifts, including SouthFirst Bank, and the consequences for failing to comply with such requirements (as amended from time to time, the “OTS Capital Regulations”). The regulatory capital standards contained in the OTS Capital Regulations include (i) a core capital requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement, and identify certain minimum regulatory capital requirements, including a tangible capital ratio equal to 1.50% of adjusted total assets, a core capital ratio equal to 4.0% of adjusted total assets, and a minimum risk-based capital ratio of 8.0% of risk-weighted assets. As shown in the table below, SouthFirst Bank was in compliance with these regulatory capital requirements, at September 30, 2005 and 2004.

	At September 30, 2005			At September 30, 2004
	Tangible	Core	Risk-based	Tangible	Core	Risk-based
	Capital	Capital	Capital	Capital	Capital	Capital
Capital	$11,955,000	$11,955,000	$11,955,000	$11,432,000	$11,432,000	$11,432,000
Adjustments:
General valuation allowance	—	—	432,000	—	—	516,000
Goodwill	(544,000)	(544,000)	(544,000)	(544,000)	(544,000)	(544,000)
Unrealized gains	169,000	169,000	169,000	536,000	536,000	536,000

Regulatory capital	$11,580,000	$11,580,000	$12,012,,000	$11,424,000	$11,424,000	$11,940,000

Regulatory asset base	$138,909,000	$138,909,000	$92,023,000	$141,469,000	$141,469,000	$90,574,000
Capital ratio	8.34%	8.34%	13.05%	8.08%	8.08%	13.18%
Minimum required ratio	1.50%	4.00%	8.00%	1.50%	4.00%	8.00%
Capital ratio required for “well-capitalized” designation	—	5.00%	10.00%	—	5.00%	10.00%
Liquidity
SouthFirst Bank
     Liquidity is a bank’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, SouthFirst Bank could experience higher costs of obtaining funds due to insufficient liquidity. On the other hand, excessive liquidity could lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.
     Asset liquidity is provided primarily through the repayment and maturity of investment securities, and the sale and repayment of loans.
     Sources of liability liquidity include customer deposits and participation in the FHLB advance program. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. FHLB advances include both fixed and variable terms and are taken out with varying maturities. SouthFirst Bank can borrow an amount equal to 25% of its total assets, based on the most recent quarterly financial information submitted to the appropriate regulatory agency. At September 30, 2005, based upon assets of $139,138,000, SouthFirst Bank has credit availability of approximately $35,000,000. At September 30, 2005, SouthFirst Bank had outstanding FHLB advances in the amount of $20,670,000.
     On a consolidated basis, net cash provided by operating activities in fiscal 2005 was $1,130,000, a $411,000 increase from fiscal 2004. The $1,517,000 in net cash provided by investing activities during fiscal 2005 consisted primarily of a $2,036,000 increase in loan funding activities. Cash provided by calls and maturities of securities available-for-sale and proceeds from the sale of securities available-for-sale increased to $21,654,000 from $14,472,000 in fiscal 2004, while cash provided by proceeds from the sale of securities held-to-maturity increased to $15,297,000. Cash decreased from the purchase of securities available-for-sale to $34,315,000 in fiscal 2005 from $11,570,000 in fiscal 2004. The $2,619,000 in net cash used by financing activities resulted from a decrease of $5,573,000 in fiscal 2005 from fiscal 2004 as a result of the repayment of borrowed funds, and an increase of $3,332,000 in total deposits over this same period. Payments for common stock dividends totaled $354,000, and the acquisition of treasury stock totaled $1,000 during fiscal 2005.

     SouthFirst Bank’s liquidity ratio at September 30, 2005 and 2004 was 23.62% and 11.31%, respectively. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s expectations to the level of yield that will be available in the future, and management’s projections as to the short-term demand for funds to be used in loan originations. SouthFirst Bank is subject to certain regulatory limitations with respect to the payment of dividends to SouthFirst. SouthFirst Bank paid $0 and $1,500,000 to SouthFirst during 2005 and 2004, respectively.
SouthFirst
     SouthFirst also requires cash for various purposes including servicing debt, paying dividends to stockholders and paying general corporate expenses. The primary source of funds for SouthFirst is dividends from SouthFirst Bank. SouthFirst Bank’s capital levels meet the requirements of the OTS Capital Regulations for classification as a “well capitalized” institution and, thereby, enable SouthFirst Bank to pay dividends to SouthFirst. In addition to dividends, SouthFirst has access to various capital markets and other sources of borrowings, including a line of credit in the amount of $2,500,000 from First Commercial Bank in Birmingham, Alabama. The line of credit is renewable annually and is secured by all of the issued and outstanding shares of SouthFirst Bank, pledged by SouthFirst. SouthFirst, at September 30, 2005, has drawn $1,403,000 against this line of credit.
     SouthFirst retained $3,624,000 of the net proceeds from the initial public offering of Common Stock in 1994. Substantially all of those funds have been used to pay dividends (including a special $2.00 per share dividend in 1996) to repurchase SouthFirst Common Stock, to invest in affiliates and to pay general corporate expenses. Accordingly, SouthFirst likely will rely on dividends from SouthFirst Bank to repay borrowings under its line of credit, which has been used, in part, to pay dividends to stockholders and to repurchase shares of SouthFirst pursuant to the current repurchase program announced by SouthFirst in January 2003, authorizing the Company to repurchase up to 77,000 shares, or approximately ten percent (10%) of its outstanding common stock. As of December 9, 2005, SouthFirst has repurchased 69,880 shares of the intended repurchase of up to 77,000 shares of Common Stock. Under the previous stock repurchase program, which commenced in January, 2002, the Company repurchased 81,700 shares of the intended repurchase of up to 85,000 shares of Common Stock, which concluded in January 2003.
ITEM 7. FINANCIAL STATEMENTS
     The following financial statements are included as part of this Form 10KSB following the signature page of this Form 10KSB.
Report of Independent Registered Public Accounting Firm of Jones & Kirkpatrick, P.C.
Consolidated Statements of Financial Condition as of September 30, 2005 and 2004
Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003
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
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE REGISTRANT
Management of SouthFirst
     The SouthFirst Board of Directors currently consists of seven persons and is divided into three classes, each of which contains approximately one-third of the members. The directors of SouthFirst are elected by the stockholders of SouthFirst for staggered, three-year terms, so that approximately one-third of the directors are elected at each annual meeting of stockholders, to hold office until their successors are duly elected and qualified. The executive officers of SouthFirst are elected annually by the Board of Directors of SouthFirst and hold office until their successors are duly elected and qualified.
     The direction and control of SouthFirst Bank is vested in the SouthFirst Bank Board of Directors, which currently consists of seven members and is divided into three classes, each of which contains approximately one-third of the members. The directors of SouthFirst Bank serve three-year terms. The terms of the directors of SouthFirst Bank are staggered (as in the case of SouthFirst), so that approximately one-third of the directors are elected at each annual meeting of stockholders. Since SouthFirst owns all of the issued and outstanding shares of common stock of SouthFirst Bank, SouthFirst elects the directors of SouthFirst Bank, in accordance with applicable law.
     There are no arrangements or understandings pursuant to which the directors or executive officers of SouthFirst or SouthFirst Bank were elected, and there are no family relationships between or among such persons.

     The following table sets forth certain information regarding certain of the executive officers and directors of SouthFirst and SouthFirst Bank.

			Year First
			Elected as a	Year
			Director of	Term
Name	Age(1)	Position Held	SouthFirst	Expires
J. Malcomb Massey	56	Former President of	1997	2006
		SouthFirst; Director of
		SouthFirst and First
		Federal; President and
		Chief Executive Officer of
		Pension & Benefit

Allen Gray McMillan, III	48	Chairman of SouthFirst and	1994	2008
		SouthFirst Bank; Director of
		SouthFirst and SouthFirst Bank

H. David Foote, Jr.	56	Director of SouthFirst and	1994	2007
		SouthFirst Bank

Kenneth E. Easterling	62	Director of SouthFirst and	2001	2007
		SouthFirst Bank

L. Neal Bice	65	Director of SouthFirst and	2001	2007
		SouthFirst Bank

Donald R. Hardy	55	Director of SouthFirst and	2001	2008
		SouthFirst Bank

Sandra H. Stephens	46	Chief Executive Officer of	2002	2006
		SouthFirst and SouthFirst Bank;
		Director of SouthFirst and
		SouthFirst Bank

Ruth M. Roper	55	Executive Vice President of
		Pension & Benefit

(1)	At September 30, 2005
     Set forth below is certain information with respect to the directors and executive officers of SouthFirst and SouthFirst Bank. Unless otherwise indicated, the principal occupation listed for each person below has been his or her principal occupation for the past five years.
     J. Malcomb Massey has served as a director of SouthFirst Bank and SouthFirst since May 1997. On September 26, 2001, Mr. Massey was elected President of SouthFirst effective October 1, 2001, and held this position until his resignation of this position on September 29, 2005. In addition, Mr. Massey is President and Chief Executive Officer of Pension & Benefit, SouthFirst Bank’s wholly-owned, operating subsidiary. This is a position he has held since he joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., an employee benefits consulting firm, based in Montgomery, for which Mr. Massey had served as President since 1980. Mr. Massey is a member of the American Society of Pension Actuaries, South Central Alabama Association of Insurance and Financial Advisors, Life and Qualifying Member of Million Dollar Roundtable, Top of the Table, Montgomery Lions Club and Young Meadows Presbyterian Church.

     Allen Gray McMillan, III has served as a director of SouthFirst Bank since 1993 and of SouthFirst since 1994. On August 15, 2001, Mr. McMillan was elected Chairman of SouthFirst and SouthFirst Bank. Mr. McMillan also currently serves as a member of the audit committee of SouthFirst. Mr. McMillan is also President of Brecon Knitting Mill, where he has been employed since 1979. Mr. McMillan has been active in the Kiwanis Club, United Way, and Boy Scouts of America. He is a member of the First United Methodist Church.
     H. David Foote, Jr. has served as a director of SouthFirst Bank since 1988 and of SouthFirst since 1994. Mr. Foote also currently serves as a member of the audit committee of SouthFirst. Mr. Foote has been President and owner of Foote Bros. Furniture since 1973. Mr. Foote has been a director of the Sylacauga Chamber of Commerce, the Coosa Valley Country Club and Talladega County E-911. He has served as President of Wesley Chapel Methodist Men’s Club and head of the Wesley Chapel Methodist Administrative Board.
     Kenneth E. Easterling has served as a director of SouthFirst Bank since 1997 and of SouthFirst since 2001. Mr. Easterling also currently serves as a member of the audit committee of SouthFirst. Mr. Easterling previously served as a member of the Board of Directors of SouthFirst Bank Savings and Loan of Chilton County from 1992 to 1997. Mr. Easterling is the owner of Home Printing Company, located in Clanton, Alabama, which was established in 1969. Mr. Easterling served in the Army National Guard from 1963 to 1969, is a Charter Member of the Exchange Club of Chilton County, a member of the Board of Directors of Chilton County Cattlemen’s Association, a member of the Board of Directors of Alfa, and has served as a Deacon of the West End Baptist Church from 1969 to the present.
     L. Neal Bice has served as a director of SouthFirst Bank since 1997 and of SouthFirst since 2001. Mr. Bice also currently serves as a member of the audit committee of SouthFirst and as the “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Bice previously served as a director of SouthFirst Bank Savings and Loan of Chilton County, from 1989 to 1997. Mr. Bice is an owner and a director of Chilton County Feed and Seed Company, located in Clanton, Alabama. Mr. Bice presently is a professor of economics and business at the Clanton extension of the George C. Wallace State Community College. Mr. Bice is a past professor of finance at Auburn University, a past professor of economics, finance and banking at the University of Southwestern Louisiana, and a past professor of finance at the University of Alabama. Mr. Bice is a member of the Chilton County Board of Education, the Alabama Education Association, the Southern School Board Association, Omicron Delta Epsilon Society in Economics, the Chilton County High School Athletic Association, and the Chilton County Cattlemen’s Association. He is a past President of the Chilton County Board of Education, and serves as director of the Chilton County Chamber of Commerce, the President of the Chilton County University of Alabama Alumni Association, the Zone Chairman of the Clanton Lion’s Club, and the President of the War Eagle Lion’s Club, Auburn, Alabama. Mr. Bice is a member of the Concord Baptist Church.
     Donald R. Hardy has served as a director of SouthFirst Bank and SouthFirst since January 2001. Mr. Hardy also currently serves as a member of the audit committee of SouthFirst. Mr. Hardy is the owner, President and CEO of H & B Builders, Inc., located in Sylacauga, Alabama. He is a member of the Business Council of Alabama, Sylacauga Chamber of Commerce and has served on the Sylacauga Planning Commission since 1992. Mr. Hardy is an active member of the First Baptist Church of Sylacauga.
     Sandra H. Stephens was elected as director of SouthFirst and SouthFirst Bank, effective November 12, 2002. Effective on July 1, 2005, Ms. Stephens was appointed Chief Executive Officer of SouthFirst and SouthFirst Bank on a permanent basis. Ms. Stephens had been acting in the capacity of interim Chief Executive Officer since March 31, 2005, following the resignation of Joe K. McArthur. Prior to the interim position, Ms. Stephens served as Executive Vice President and Chief Operating Officer of SouthFirst and SouthFirst Bank, since November 1, 2001. Ms. Stephens previously served as the Chief Operating Officer, from 1997 to 2001, and Chief Financial Officer, from 1992 to 1997, of SouthFirst Bank Bank, in Tuscaloosa, Alabama. Prior to her employment with SouthFirst Bank Bank, Ms. Stephens held various executive positions with Federal Home Loan Mortgage Corporation, Atlanta, Georgia from 1990 until 1992, and with Pinnacle Bank, Jasper, Alabama from 1981 until 1990. Ms. Stephens is a member of the American Society of Women Accountants, and she is a

member of First United Methodist Church in Sylacauga, Alabama and serves on the Board of Trustees of the North Alabama Conference of the United Methodist Church.
     Ruth M. Roper is Executive Vice President of Pension & Benefit, SouthFirst Bank’s wholly-owned, operating subsidiary. This is a position she has held since she joined Pension & Benefit in 1997, after it acquired substantially all of the assets of Lambert, Massey, Roper & Taylor, Inc., a Montgomery based employee benefits consulting firm of which Ms. Roper was a named shareholder. Since 1983, when Ms. Roper first joined Lambert, Massey & Associates, Inc., she has served in various capacities related to qualified plan and employee benefit consulting, including qualified plan administration activities and the provision of employee benefit consulting services. Ms. Roper is a member of the American Society of Pension Actuaries and the Montgomery Association of Life Underwriters.
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
     To SouthFirst’s knowledge, based solely on a review of copies of Section 16(a) Reports furnished to SouthFirst and representations that no other Section 16(a) Reports were required, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with during fiscal 2005.
     Code of Ethics for Senior Financial Officers
     Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.
     We intend to disclose any amendments to or waivers of our Code of Ethics on our corporate website located at www.southfirst.com.
ITEM 10. EXECUTIVE COMPENSATION
     The following table provides certain summary information for fiscal years 2005, 2004 and 2003 concerning compensation paid, or accrued, by SouthFirst and SouthFirst Bank to, or on behalf of, SouthFirst’s Chief Executive Officer and the other executive officers of SouthFirst whose total annual salary and bonus exceeded $100,000 during fiscal 2004 (the “Named Executive Officers”):

Summary Compensation Table

						Long Term
						Compensation
		Annual Compensation (1)				Securities
Name and	Fiscal				Other Annual	Underlying		All Other
Principal Position	Year	Salary	Bonus		Compensation (2)	Options (No.)		Compensation
Joe K. McArthur (3)	2005	$75,000	$4,505	(4)	$8,400	0		$239,586	(5)
Former Chief	2004	150,000	23,788	(6)	21,000	0		2,451	(7)
Executive Officer of	2003	150,000	26,669	(8)	24,000	4,300	(9)	2,451	(10)
SouthFirst and SouthFirst Bank, and President of SouthFirst Bank

J. Malcomb Massey (1)	2005	$150,000	$19,611	(11)	$16,800	0		$2,488	(12)
Former President	2004	150,000	15,551	(13)	21,000	0		2,488	(14)
of SouthFirst, and	2003	150,000	5,850	(15)	24,000	4,300	(16)	2,488	(17)
current President and Chief Executive Officer of Pension & Benefit

Sandra H. Stephens (18)	2005	$125,000	$11,770	(19)	$16,800	0		$1,747	(20)
Chief Executive	2004	125,000	11,887	(21)	21,000	0		1,747	(22)
Officer of SouthFirst	2003	125,000	14,290	(23)	22,500	4,300	(24)	1,537	(25)
and SouthFirst Bank

Ruth M. Roper	2005	$100,000	$18,885	(26)	$2,400	0		$2,744	(27)
Executive Vice	2004	100,000	12,649	(28)	2,850	0		2,744	(29)
President of Pension	2003	100,000	5,598	(30)	3,000	1,950	(31)	2,744	(32)
& Benefit

(1)	All compensation received by the Named Executive Officers was paid by SouthFirst Bank and Pension & Benefit, except for an annual salary, in the amount of $20,000, paid by SouthFirst to its President, J. Malcomb Massey. Mr. Massey resigned his position as President of SouthFirst, effective September 29, 2005.

(2)	Fees received as a member of the Board of Directors of SouthFirst, SouthFirst Bank, Pension & Benefit and/or SouthFirst Mortgage.

(3)	Mr. McArthur resigned all positions from the Company and subsidiaries effective March 31, 2005.

(4)	Consists of $4,505 of compensation resulting from receipt of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(5)	Consists of severance benefits of $228,361 as provided under Mr. McArthur’s employment contract dated January 1, 2005, $10,000 for the surrender of all stock options possessed at the time of his resignation, $742 automobile allowance and $483 recognized on employer provided group term life insurance in excess of $50,000.

(6)	Consists of a regular bonus of $5,769 as well as $18,019 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “– Compensation of Directors” below.)

(7)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(8)	Consists of a regular bonus of $8,650 as well as $18,019 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “– Compensation of Directors” below.)

(9)	On October 16, 2002, SouthFirst issued 4,300 options under the 1998 plan to Mr. McArthur at an exercise price of $12.10 per share. These options vested in equal increments commencing October 16, 2002, through October 16, 2007, which options were surrendered at termination (See Note (3) above).

(10)	Represents a $1,485 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(11)	Consists of a regular bonus of $18,148 as well as $1,463 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. ( See “ – Compensation of Directors” below.)

(12)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(13)	Consists of a regular bonus of $9,701 as well as $5,850 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(14)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(15)	Consists of dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(16)	On October 16, 2002, SouthFirst issued 4,300 options under the 1998 plan to Mr. Massey at an exercise price of $12.10 per share. These options vest in equal increments commending October 16, 2002 through October 16, 2007.

(17)	Represents a $1,522 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(18)	Ms. Stephens was appointed Chief Executive Officer of SouthFirst and SouthFirst Bank effective July 1, 2005. Prior to this time, Ms. Stephens served as interim Chief Executive Officer and Executive Vice-President and Chief Operations Officer of SouthFirst and SouthFirst Bank.

(19)	Consists of a regular bonus of $ 10,000 as well as $1,770 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. ( See “ – Compensation of Directors” below.)

(20)	Represents a $1,117 automobile allowance and income of $630 recognized on employer provided group term life insurance in excess of $50,000.

(21)	Consists of a regular bonus of $4,807 as well as $7,080 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(22)	Represents a $1,117 automobile allowance and income of $630 recognized on employer provided group term life insurance in excess of $50,000.

(23)	Consists of a regular bonus of $7,210 as well as $7,080 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(24)	On October 16, 2002, SouthFirst issued 2,589 options under the 1995 plan and 1,711 options under the 1998 plan to Ms. Stephens at an exercise price of $12.10 per share. These options vest in equal annual increments commencing October 16, 2002 through October 16, 2007.

(25)	Represents a $1,117 automobile allowance and income of $420 recognized on employer provided group term life insurance in excess of $50,000.

(26)	Consists of a regular bonus of $18,148 as well as $737 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(27)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(28)	Consists of a regular bonus of $9,701 as well as $2,948 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. ( See “ – Compensation of Directors” below.)

(29)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.

(30)	Consists of a regular bonus of $2,650 as well as $2,948 of compensation resulting from dividends paid under SouthFirst’s Dividend Incentive Plan on unexercised stock options. (See “ – Compensation of Directors” below.)

(31)	On October 16, 2002, SouthFirst issued 1,950 options under the 1998 plan to Ms. Roper at an exercise price of $12.10 per share. These options vest in equal increments commending October 16, 2002 through October 16, 2007.

(32)	Represents a $1,778 automobile allowance and income of $966 recognized on employer provided group term life insurance in excess of $50,000.
Employment Agreements
     SouthFirst, SouthFirst Bank and Pension & Benefit have entered into employment agreements with each of the following executive officers (including each of the Named Executive Officers). The terms and conditions of these employment contracts are described below.
     Sandra H. Stephens
     Chief Executive Officer of SouthFirst and SouthFirst Bank
     The amended and restated employment agreement by and between SouthFirst Bank and Ms. Stephens was effective as of January 1, 2005, and is for a term of two years. Ms. Stephens’s term of employment is due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the SouthFirst Bank Board determines, in a duly adopted resolution, that the performance of Ms. Stephens has met the Board’s requirements and standards, and that such employment agreement shall be extended.
     Pursuant to Ms. Stephens’ employment agreement, SouthFirst Bank pays Ms. Stephens an annual base salary of $125,000, payable in cash not less frequently than monthly. Beginning on the Effective Date, Ms. Stephens was eligible to receive such performance bonuses as may be determined in the sole discretion of the SouthFirst Bank Board. In addition, Ms. Stephens is entitled to participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.
     Ms. Stephens’ employment agreement terminates upon her death or disability, and is terminable for “cause” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Ms. Stephens. If SouthFirst Bank terminates Ms. Stephens without cause, she will be entitled to a continuation of her salary for a twelve-month period and the average annual compensation less the base compensation for such twelve-month period. Ms. Stephens may voluntarily terminate her employment agreement by providing sixty days written notice to the Board of Directors of SouthFirst Bank, in which case she is entitled to receive only her compensation, vested rights and benefits up to the date of such termination.
     Ms. Stephens’ employment agreement further provides that, in the event of her involuntary termination in connection with, or within two years after any change in control of SouthFirst Bank or SouthFirst, other than for “cause,” or death or disability, Ms. Stephens will be paid, within 10 days of such termination, an amount equal to the difference between (i) 2.99 times her “base amount,” as defined in Section 280G(b)(3) of the Code, and (ii) the sum of any other “parachute payments,” as defined under Section 280G(b)(2) of the Code, that Ms. Stephens receives on account of the change in control. Under Ms. Stephens’ employment agreement, a “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of SouthFirst Bank’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of SouthFirst Bank’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of SouthFirst Bank or SouthFirst. In addition, under Ms. Stephens’ employment agreement, a change in control occurs when, during any consecutive two-year period, the directors of SouthFirst Bank or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Board of Directors of SouthFirst Bank or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office. Ms. Stephens’ employment agreement also provides for a similar lump sum payment to be made in the event of her voluntary termination of employment within one year following a change in control of SouthFirst Bank or SouthFirst.

     J. Malcomb Massey
     President and Chief Executive Officer of Pension & Benefit
     The amended and restated employment agreement by and between Pension & Benefit and Mr. Massey was effective as of January 1, 2005, and provides for a term of two years. Mr. Massey’s term of employment is due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the Pension & Benefit Board determines, in a duly adopted resolution, that the performance of Mr. Massey has met the Pension & Benefit Board’s requirements and standards, and that such employment agreement shall be extended.
     The employment agreement with Mr. Massey provides for an annual base salary of $150,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Mr. Massey received 15,512 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Mr. Massey’s employment be terminated due to death, disability or the termination of his employment “without cause,” as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a “change in control” of Pension & Benefit, SouthFirst Bank or SouthFirst. Under Mr. Massey’s employment agreement, “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit’s, SouthFirst Bank’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit’s, SouthFirst Bank’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, SouthFirst Bank or SouthFirst. In addition, under Mr. Massey’s employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, SouthFirst Bank or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, SouthFirst Bank or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.
     Mr. Massey’s employment agreement entitles him to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Pension & Benefit Board may award from time to time to senior management employees. Mr. Massey is also entitled to participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.
     Mr. Massey’s employment agreement terminates upon his death or disability, and is terminable for “cause,” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Mr. Massey. If Mr. Massey is terminated without cause, he will be entitled to severance pay equal to the amount of his salary and benefits for a twelve-month period and the average annual compensation less the base compensation for such twelve-month period. Mr. Massey has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of his employment. Mr. Massey may voluntarily terminate his employment agreement by providing sixty days written notice to the Pension & Benefit Board, in which case he is entitled to receive only his compensation, vested rights and benefits up to the date of such termination.
     In addition to Mr. Massey’s employment agreement, SouthFirst, SouthFirst Bank, Pension & Benefit and Mr. Massey have entered into a guaranty of employment agreement pursuant to which SouthFirst and SouthFirst Bank have guaranteed the performance of Pension & Benefit under the terms of the employment agreement by and between Pension & Benefit and Mr. Massey.

     Ruth M. Roper
     Executive Vice President of Pension & Benefit
     The amended and restated employment agreement by and between Pension & Benefit and Ms. Roper was effective as of October 1, 2003 and provides for a term of two years. Ms. Roper’s term of employment is due to be extended on the first anniversary of the effective date for an additional one-year period beyond the then effective expiration date, provided the Pension & Benefit Board determines, in a duly adopted resolution, that the performance of Ms. Roper has met the Pension & Benefit Board’s requirements and standards, and that such employment agreement shall be extended.
     The employment agreement with Ms. Roper provides for an annual base salary of $100,000, payable in cash not less frequently than monthly. In addition, as a provision of a prior employment agreement, Ms. Roper received 5,623 shares of restricted SouthFirst Common Stock, one-fifteenth of which vest on each of the first fifteen anniversaries of April 11, 1997. Should Ms. Roper’s employment be terminated due to death, disability or the termination of her employment “without cause,” as defined in the employment agreement, all unvested shares shall be deemed earned and fully vested as of such date and shall be distributed as soon as practicable thereafter. All unvested shares will also vest upon a “change in control” of Pension & Benefit, SouthFirst Bank or SouthFirst. Under Ms. Roper’s employment agreement, “change in control” generally refers to a change in ownership, holding or power to vote more than 25% of Pension & Benefit’s, SouthFirst Bank’s or SouthFirst’s voting stock, a change in the ownership or possession of the ability to control the election of a majority of Pension & Benefit’s, SouthFirst Bank’s or SouthFirst’s directors, or the exercise of a controlling influence over the management or policies of Pension & Benefit, SouthFirst Bank or SouthFirst. In addition, under Ms. Roper’s employment agreement, a change in control occurs when, during any consecutive two-year period, directors of Pension & Benefit, SouthFirst Bank or SouthFirst, at the beginning of such period, cease to constitute two-thirds of the Boards of Directors of Pension & Benefit, SouthFirst Bank or SouthFirst, unless the election of replacement directors was approved by a two-thirds (66 2/3%) vote of the initial directors then in office.
     Ms. Roper’s employment agreement entitles her to participate in an equitable manner with all other senior management employees of Pension & Benefit in discretionary bonuses that the Pension & Benefit Board may award from time to time to senior management employees. Ms. Roper is also entitled to participate in standard retirement and medical plans, and is entitled to customary fringe benefits, vacation and sick leave.
     Ms. Roper’s employment agreement terminates upon her death or disability, and is terminable for “cause,” as defined in the employment agreement. In the event of termination for cause, no severance benefits are payable to Ms. Roper. If Ms. Roper is terminated without cause, she will be entitled to severance pay equal to the amount of her salary and benefits for a twelve-month period and the average annual compensation less the base compensation for such twelve-month period. Ms. Roper has the option to receive this payment either (i) in periodic payments, as if the termination had not occurred, or (ii) in one lump sum payment within ten days of the termination of her employment. Ms. Roper may voluntarily terminate her employment agreement by providing sixty days written notice to the Board, in which case she is entitled to receive only her compensation, vested rights and benefits up to the date of such termination.
     In addition to Ms. Roper’s employment agreement, SouthFirst, SouthFirst Bank, Pension & Benefit and Ms. Roper have entered into a guaranty of employment agreement pursuant to which SouthFirst and SouthFirst Bank have guaranteed the performance of Pension & Benefit under the terms of the employment agreement by and between Pension & Benefit and Ms. Roper.

Deferred Compensation Agreement
     SouthFirst Bank previously entered into a deferred compensation agreement (collectively, the “Deferred Compensation Agreement”) with Ms. Roper, pursuant to which she would receive certain retirement benefits at age 65. Under the Deferred Compensation Agreement, benefits would be payable for 15 years. A portion of the retirement benefits would accrue each year until age 65 or, if sooner, until termination of employment. If Ms. Roper remains in the employment of SouthFirst Bank until age 65, her annual benefit will be $30,000. If Ms. Roper dies prior to age 65, while in the employment of SouthFirst Bank, the full retirement benefits available under the deferred compensation agreement will accrue and will, thereupon, be payable to her beneficiaries.
     The retirement benefits available under the Deferred Compensation Agreement is unfunded. However, SouthFirst Bank has purchased a life insurance policy on the life of Ms. Roper that will be available to SouthFirst and SouthFirst Bank to provide, both, for retirement benefits and for “key person” insurance. The costs of these arrangements was $36,141 for each of 2005, 2004 and 2003, which included costs associated with a similar arrangement previously held for Mr. McArthur prior to his resignation in March of 2005.
Management Recognition Plans
     The SouthFirst Board of Directors has adopted two management recognition plans (“MRPs”), denominated SouthFirst Bancshares, Inc. Management Recognition Plan “A” (“Plan A”) and SouthFirst Bancshares, Inc. Management Recognition Plan “B” (“Plan B”) (collectively, the “MRP Plans”). The objective of the MRP Plans is to enable SouthFirst and SouthFirst Bank to reward and retain personnel of experience and ability in key positions of responsibility by providing such personnel with a proprietary interest in SouthFirst and by recognizing their past contributions to SouthFirst and SouthFirst Bank, and to act as an incentive to make such contributions in the future.
     Except for the fact that Plan B provides for awards only to employees of SouthFirst and SouthFirst Bank, while Plan A provides for awards to employees as well as to non-employee directors of SouthFirst and SouthFirst Bank, the terms of the MRP Plans are the same. The MRP Plans are administered by a committee (the “Committee”) of the SouthFirst Board of Directors. Awards under the MRP Plans are in the form of restricted stock grants (“MRP grants”). Each MRP Plan has reserved a total of 16,600 shares of SouthFirst Common Stock for issuance pursuant to awards made by the Committee. Such shares, with respect to each MRP Plan, are held in trust until awards are made by the Committee, at which time the shares are distributed from the trust to the award recipient. Such shares will bear restrictive legends until vested, as described below. The Committee may make awards to eligible participants under the MRP Plans in its discretion, from time to time. Under Plan A, on November 15, 1995, each non-employee director, serving in such capacity on February 13, 1995 (the effective date of the conversion of SouthFirst from a mutual to a stock form of ownership), automatically received an award of 1,660 shares. In selecting the employees to whom awards are granted under the MRP Plans, the Committee considers the position, duties and responsibilities of the employees, the value of their services to SouthFirst and SouthFirst Bank and any other factors the Committee may deem relevant.
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
     During the fiscal year ended September 30, 2001, SouthFirst repurchased 11,525 shares of its Common Stock, which shares subsequently were designated MRP shares. During fiscal 2002, 1,750 shares were issued to employees under MRP grants and during fiscal 2004, 373 shares were cancelled, leaving 9,402 shares in trust at September 30, 2005, which the Committee may issue in its sole discretion.

Stock Option Plans
     The SouthFirst Board of Directors has adopted two stock option plans. The first was adopted November 15, 1995, and is denominated the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan (the “1995 Plan”), and the second was adopted on January 28, 1998, and is denominated the 1998 Stock Option and Incentive Plan (the “1998 Plan”) (collectively, the “Stock Option Plans”). The objective of each of the Stock Option Plans is to attract, retain, and motivate the best possible personnel for positions of substantial responsibility with SouthFirst and SouthFirst Bank. In order to attract and retain members of the Board of Directors of SouthFirst who contribute to SouthFirst’s success, each of the Stock Option Plans also provides for the award of non-qualified stock options to non-employee directors of SouthFirst.
     The 1995 Plan authorizes the grant of up to 83,000 shares of Common Stock to select officers and employees in the form of (i) incentive and non-qualified stock options (“Options”) or (ii) Stock Appreciation Rights (“SARs”) (Options and SARs are referred to herein collectively as “Awards”), as determined by the committee administering the 1995 Plan. As of September 30, 1996, options to purchase a total of 83,000 shares had been issued under the 1995 Stock Option Plan, and, as of that date, no other shares were available for future issuance. Subsequently, options to purchase 8,300 shares were exercised, which shares are no longer available for issuance under the 1995 Plan; options to purchase 74,700 shares expired prior to being exercised, which shares became available for re-issuance under the 1995 Plan; and additional options to purchase 55,649 shares were issued. Thus, at September 30, 2005, 35,904 shares were available for issuance under the 1995 Plan.
     The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 52,272 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 35,388 shares were issued. Thus, at September 30, 2005, 16,884 shares were available for issuance under the 1998 Plan.
     The terms and conditions of the Stock Option Plans are substantially the same. The exercise price for Options and SARs granted under the Stock Option Plans may not be less than the fair market value of the shares on the day of the grant, and no Awards shall be exercisable after the expiration of ten years from the date of grant. Each Stock Option Plan has a term of 10 years unless earlier terminated by the SouthFirst Board of Directors. The Stock Option Plans are administered by a committee of the directors of SouthFirst (the “Option Plan Committee”). Except as discussed below with respect to non-employee directors, the Option Plan Committee has complete discretion to make Awards to persons eligible to participate in the Stock Option Plans, and determines the number of shares to be subject to such Awards, and the terms and conditions of such Awards. In selecting the persons to whom Awards are granted under the Stock Option Plans, the Option Plan Committee considers the position, duties, and responsibilities of the employees, the value of their services to SouthFirst and SouthFirst Bank, and any other factor the Option Plan Committee may deem relevant to achieving the stated purpose of the Stock Option Plan.
     Options granted under the Stock Option Plans become exercisable at rates ranging from 20% to 33% per year commencing one year from the date of grant, with the exception that all options will become immediately exercisable in the event the optionee’s employment is terminated due to the optionee’s death, disability or retirement, or in the event of a “change in control” of SouthFirst Bank or SouthFirst, as such term is defined in the respective Stock Option Plan.
     Under the 1995 Plan, all directors who were not employees of SouthFirst as of November 15, 1995 (the date of the approval of the Stock Option Plan by the stockholders of SouthFirst and the OTS), received non-qualified stock options to purchase 4,150 shares, which options had an exercise price of $14.00 per share, the fair market value of SouthFirst Common Stock on the date of such grants. Likewise, under the 1998 Plan, all directors who were not employees of SouthFirst as of January 28, 1998 (the date of the approval of the Stock Option Plan by the Board of Directors of SouthFirst), received non-qualified stock options to purchase 2,700 shares, which options had an exercise price of $21.25 per share, the fair market value of SouthFirst Common Stock on the date of such grants.
     See also, “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Repricing of Stock Options under the Stock Option Plans
     On January 28, 1998, the Wage and Compensation Committee, acting on the approval of the Board of Directors, granted incentive stock options to purchase 7,428 and 3,726 options to Joe K. McArthur and J. Malcomb Massey, respectively (i.e., the Named Executive Officers at that time). Options to purchase an aggregate of 50,597 shares were concurrently granted to approximately 19 non-executive employees of SouthFirst and/or SouthFirst Bank and two former executive officers. Such options were granted at an exercise price of $21.25 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grant. During the ensuing nine and one half months, the market price of SouthFirst’s Common Stock declined significantly to a point at which such options no longer served the intended purpose for which they were issued. In order to protect the intended value of the January 28, 1998, options, the Board of Directors elected to reprice all such options by the cancellation of such options and the regrant of an equal number of new options at the then current, lower market price. Such replacement options were granted on November 4, 1998, at an exercise price of $15.75 per share, which was equal to the fair market value of SouthFirst’s Common Stock on the date of grants. Effective March 31, 2005, Mr. McArthur resigned his position with the bank and SouthFirst and surrendered all stock options he had in possession at the time of his resignation. The following table provides, with respect to the Named Executive Officer, the name of grantee, number of securities underlying the options repriced, the original exercise price, the new exercise price, and the length of original option term remaining after the repricing, as of September 30, 2005:
Ten-Year Option/SAR Repricings

Number of
		Securities			Length of Original
		Underlying			Option Term
		Options	Original Exercise	New Exercise	Remaining at Date
Name	Date	Repriced(1)	Price ($)	Price ($)	of Repricing
J. Malcomb Massey (1998 Plan)	November 4, 1998	3,726	21.25	15.75	9.2 years

(1)	The 1998 Plan authorizes the grant of up to 63,361 shares of Common Stock to select officers and employees in the form of (i) Options or (ii) SARs, all of which shares were granted under the 1998 Plan. Subsequently, options to purchase 52,272 shares expired prior to being exercised, which shares then became available for re-issuance under the 1998 Plan, and additional options to purchase 35,388 shares were issued. Thus, at September 30, 2005, 16,884 shares were available for issuance under the 1998 Plan.

     The following table provides certain information concerning the exercise of stock options under SouthFirst’s Stock Option Plans during the fiscal year ended September 30, 2005, by the Named Executive Officers and the fiscal-year-end value of unexercised options held by those individuals:
Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities	Value of
			Underlying	Unexercised
			Unexercised Options	In-the-Money
			at	Options at Fiscal
	Shares		Fiscal Year End	Year End
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise	Realized	Unexercisable	Unexercisable(1)
J. Malcomb Massey	0	$0	7,170 / 2,580	$4,086 / $26
Sandra H. Stephens	0	$0	6,220 / 5,580	$9,872 / $6,596
Ruth M. Roper	0	$0	3,744 / 1,170	$2,283 / $12

(1)	Represents the value of unexercised, in-the-money stock options on September 30, 2005, using the $12.11 closing price of SouthFirst Common Stock on that date.
Employee Retirement Savings Plan
     SouthFirst Bank has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the “401(k)Plan”) for its employees who are at least 21 years old and who have completed one year of service with SouthFirst Bank. Under the 401(k) Plan, eligible employees may contribute up to $14,000 of their gross salary to the plan. Currently, all contributions are fully vested under the 401(k) Plan at the time of contribution. Prior to April 1, 2003, all contributions up to 3% by eligible employees were 100% matched. However, since 401(k) matching is discretionary, upon review by the board of directors, effective April 1, 2003, all matching contributions were temporarily suspended. Effective October 1, 2005, the Board of Directors instituted a matching contribution with a maximum amount of 4%.
Employee Stock Ownership Plan
     SouthFirst Bank has adopted an Employee Stock Ownership Plan (the “ESOP”) for the exclusive benefit of participating employees. All employees of SouthFirst Bank who are at least 21 years old and who have completed a year of service with SouthFirst Bank are eligible to participate in the ESOP. SouthFirst loaned the ESOP $664,000, which the ESOP used to purchase 66,400 shares of SouthFirst Common Stock. This loan is secured by the shares purchased with the proceeds of the loan. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. All loan proceeds had been repaid at September 30, 2005.
     Contributions to the ESOP were used to repay the ESOP loan. Shares released from the suspense account, as the ESOP loan was repaid, any contributions to the ESOP that were not used to repay the ESOP loan, and forfeitures will be allocated among participants on the basis of their relative compensation. With the exception of terminations due to death, disability or retirement, a participant must be employed by SouthFirst Bank on the last day of the ESOP plan year and must have completed 1,000 hours of service during the plan year in order to share in the allocation for the plan year. Any dividends paid on unallocated shares of SouthFirst Common Stock were used to repay the ESOP loan; any dividends paid on shares of SouthFirst Common Stock allocated to participant accounts will be credited to said accounts.
     Benefits under the ESOP vest at a rate of 20% per year of service, with the first 20% vesting after a participant has served for two years. Participant’s benefits also become fully vested upon his or her death, disability, attainment of normal retirement age, or the termination of the ESOP. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service with SouthFirst Bank. An employee’s years of service prior to the ESOP’s effective date will be considered for purposes of determining vesting under the ESOP.
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
Dividend Incentive Plan
     SouthFirst, in November 1995, adopted, by resolution of the Board of Directors of SouthFirst, a dividend incentive plan (the “Dividend Incentive Plan”), pursuant to which each director and/or employee in the SouthFirst family, who holds options to purchase SouthFirst Common Stock under the Stock Option Plans, is paid an amount equal to the number of shares underlying the stock options held by him or her, multiplied by the amount of dividends SouthFirst pays to the holders of its Common Stock. If the service of an employee or director is terminated prior to the full vesting of his or her stock options, then the employee or director immediately forfeits, and must repay to SouthFirst, all amounts received under the Dividend Incentive Plan with respect to the non-vested options. In April 2005, the Board of Directors voted to discontinue the dividend incentive plan.
Compensation of Directors
     Director Fees and Dividends
     Each member of the SouthFirst Bank Board of Directors, with the exception of the Chairman of the Board of SouthFirst Bank, receives a fee of $1,000 intended to cover any and all necessary board meetings occurring during any given month (with one excused absence). The Chairman of the Board of SouthFirst Bank receives a fee of $1,500 for each board meeting attended. Each non-employee director of SouthFirst Bank, if a member of a committee, receives $300 for each committee meeting attended. The members of the SouthFirst Board of Directors receive a fee in the amount of $750 for each board meeting attended.
     During fiscal 2005, each non-employee director was paid from $854 to $1,881 under the Dividend Incentive Plan with respect to the shares of Common Stock underlying the stock options held by each non-employee director. Further, certain SouthFirst directors, during fiscal 2005, received a cash dividend in the amount of $664 with respect to the restricted shares held by such directors, as granted under Management Recognition Plans “A” and “B.”

     Director Retirement Benefits
     The Board of Directors of SouthFirst Bank has adopted, effective as of October 1, 2001, the Bank Director Supplemental Retirement Plan (the “Director Plan”), under which SouthFirst Bank will make certain payments to each participating director, upon the director’s retirement, or to the director’s beneficiary(ies) in the event of the director’s death. The Director Plan is an unfunded arrangement maintained primarily to provide supplemental retirement benefits for each participating director and constitutes a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). A “pre-retirement account” is established under the Director Plan, as a liability reserve account on the books of SouthFirst Bank for the benefit of each participating director. Such liability reserve account shall be increased or decreased each plan year, until the participating director either retires, or has a termination of service, as a director of SouthFirst Bank.
     The annual increase or decrease in this liability reserve account is determined by an index which, generally, measures the amount of aggregate annual after-tax income from certain life insurance contracts, owned by SouthFirst Bank on the lives of each participating director, against the annual cost of funds of SouthFirst Bank represented by the net premiums paid on these life insurance policies. Each participating director of SouthFirst Bank will receive, on a monthly basis beginning at retirement or termination of service, as a supplemental retirement benefit, the amount attributed to their liability service account, adjusted, as applicable, under the terms of the Director Plan. The cost (benefit) of the Director Plan was $(34,898) and $26,073 for fiscal years 2005 and 2004, respectively. However, no benefits were paid under the Director Plan in fiscal year 2005 or 2004.
Compensation Committee Interlocks and Insider Participation
     SouthFirst presently does not have a compensation committee because no officers of SouthFirst receive any compensation for services to SouthFirst. Prior to fiscal year 2005, Mr. Massey received an annual payment from SouthFirst in the amount of $20,000 for serving in the capacity of President of SouthFirst. All officers of SouthFirst are compensated by SouthFirst Bank solely for their services to SouthFirst Bank. In addition, directors are paid for attendance at SouthFirst Bank committee meetings, but employee members of committees are not paid. Sandra H. Stephens, Chief Executive Officer of SouthFirst Bank and SouthFirst and J. Malcomb Massey, President of SouthFirst and Pension & Benefit, serve as members of the Wage and Compensation Committee of SouthFirst Bank. SouthFirst Bank’s Wage and Compensation Committee is responsible for reviewing salaries and benefits of directors, officers, and employees of SouthFirst Bank. SouthFirst had no “interlocking” relationships existing at or before the year ended September 30, 2004, in which (i) any executive officer was a member of the board of directors/trustees of another entity, one of whose executive officers was a member of the SouthFirst Bank Board of Directors, or where (ii) any executive officer was a member of the compensation committee of another entity, one of whose executive officers was a member of the SouthFirst Bank Board of Directors.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information as of December 9, 2005, with respect to the beneficial ownership of SouthFirst’s Common Stock by (i) each person known by SouthFirst to own beneficially more than five percent (5%) of SouthFirst Common Stock, (ii) each director of SouthFirst, (iii) each of the Named Executive Officers (as defined herein) and (iv) all directors and executive officers of SouthFirst as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Shares of
	Common Stock		Percent of
	Beneficially		Outstanding
Beneficial Owner	Owned(1)		Shares(2)
H. David Foote, Jr.(4)	12,823		1.79%
2517 Overhill Rd. Sylacauga, AL 35150

J. Malcomb Massey(5)	31,972		4.5%
8318 Longneedle, Dr. Montgomery, AL 36117

Allen Gray McMillan, III(6)	18,323		2.6%
One Gunston Ave. Talladega, AL 35160

Kenneth E. Easterling(7)	28,763		4.0%
4141 Co. Road 85 Clanton, AL 35045

L. Neal Bice(8)	34,344		4.8%
304 Eastwood Dr. Clanton, AL 35045

Donald R. Hardy(9)	4,163		0.6%
130 Stone Ridge Dr. Sylacauga, AL 35150

Jeffrey L. Gendell, et. al.(10)	62,800		8.9%
55 Railroad Ave., 3rd Floor Greenwich, CT 06830

Robert J. Salmon and Mary Anne J. Salmon(11)	47,600		6.7%
3623 Raymond St. Chevy Chase, MD 20815

Sandra H. Stephens(12)	10,614		1.5%
4004 Charring Cross Lane Hoover, AL 35226

Ruth M. Roper(13)	12,976		1.8%
1111 Buck Ridge Rd Wetumpka, AL 36093

Pension & Benefit Financial Services, Inc.(14)	29,466		4.2%
260 Commerce St., 3rd Floor Montgomery, AL 36101

All directors and executive officers as a group (8 persons)	153,978	(15)	20.3%

(1)	“Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2)	The percentages are based upon 708,871 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties holding presently exercisable options are based upon the sum of 708,871 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(4)	Of the amount shown, 3,000 shares are owned jointly by Mr. Foote and his wife, 1,500 shares are held by Mr. Foote as custodian for each of his two minor children, 6,663 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(5)	Of the amount shown, 15,521 shares are restricted stock acquired pursuant to that certain employment agreement between Mr. Massey and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 3,782 shares are held in his account under SouthFirst’s 401(k) plan, 2,642 shares are held in an Individual Retirement Account, 1,997 shares are held in his account under SouthFirst Bank’s ESOP, and 8,030 shares are subject to exercisable options.

(6)	Of the amount shown, 10,000 shares are held jointly by Mr. McMillan and his wife, 6,663 shares are subject to presently exercisable options and 1,660 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan “A,” all of which are fully vested.

(7)	Of the amount shown, 21,099 shares are held jointly by Mr. Easterling and his wife, 1,001 shares are held individually by Mr. Easterling and 6,663 shares are subject to exercisable options.

(8)	Of the amount shown, 27,681 are held individually by Mr. Bice and 6,663 shares are subject to exercisable options.

(9)	Of the amount shown, 200 shares are held jointly by Mr. Hardy and his wife and 3,963 shares are subject to exercisable options.

(10)	Of the amount shown, Jeffrey L. Gendell has shared voting power with respect to 62,800 shares, Tontine Management, L.L.C. (“TM”) has shared voting power with respect to 62,800 shares, and Tontine Financial Partners, L.P. (“TFP”) has shared voting power with respect to 62,800 shares. TM, the general partner of TFP, has the power to direct the affairs of TFP. Mr. Gendell is the Managing Member of Tontine Management, L.L.C. and, in that capacity, directs its operations. The business address of Mr. Gendell and TFP is 237 Park Avenue, 9th Floor, New York, New York 10017. The foregoing information is based on a Schedule 13F, dated September 30, 2005 filed by Mr. Gendell, TM, and TFP. SouthFirst makes no representation as to the accuracy or completeness of the information reported.

(11)	Robert J. Salmon and Mary Anne J. Salmon beneficially own and have shared voting and dispositive power with respect to 47,600 shares. The foregoing information is based on a Schedule 13G, dated October 8, 1998, received by SouthFirst from Mr. and Mrs. Salmon. SouthFirst makes no representation as to the accuracy or completeness of the information reported therein.

(12)	Of the amount shown, 8,580 shares are subject to presently exercisable options, 284 shares are held in her account under SouthFirst Bank’s ESOP, and 1,750 shares represent restricted stock granted under SouthFirst’s Management Recognition Plan(s), of which 1,050 shares are fully vested.

(13)	Of the amount shown, 1,914 shares are owned jointly by Ms. Roper and her husband, 5,623 shares are restricted stock acquired pursuant to that certain employment agreement between Ms. Roper and Pension & Benefit, vesting in equal increments over a period of 15 years beginning on April 11, 1997, 1,305 shares are held in her account in SouthFirst Bank’s ESOP, and 4,134 shares are subject to presently exercisable options.

(14)	These shares are held in trust by Pension & Benefit as trustee of SouthFirst Bank’s ESOP. See “Item 10. EXECUTIVE COMPENSATION — Employee Stock Ownership Plan.”

(15)	Of the amount shown, 51,359 shares are subject to exercisable options.

     There are no arrangements known to SouthFirst pursuant to which a change in control of SouthFirst would result.
     The following table provides information with respect to shares of SouthFirst Common Stock authorized for issuance under equity compensation plans:
Equity Compensation Plan Information (1)

	Number of securities	Weighted-average	Number of securities
	to be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
(excluding securities
reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	85,273	$12.41	4,062
Equity compensation plans not approved by security holders	0	$0	0

(1)	The term “equity compensation plan,” as used in this table, refers to compensation plans and individual compensation arrangements for employees and directors of the Company and its affiliates, which authorize the issuance of equity securities of the Company, excluding all compensation plans and arrangements which meet the qualification requirements under Section 401(a) of the Code.

(2)	Includes the SouthFirst Bancshares, Inc. Stock Option and Incentive Plan, the 1998 Stock Option and Incentive Plan, the SouthFirst Bancshares, Inc. Management Recognition Plan “A” and the SouthFirst Bancshares, Inc. Management Recognition Plan “B.” See also, “Item 10. EXECUTIVE COMPENSATION – Management Recognition Plans, and – Stock Option Plans.”
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     SouthFirst Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with SouthFirst Bank’s other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by SouthFirst Bank to its officers and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of SouthFirst Bank. In addition, all future credit transactions with such directors, officers and related interests of SouthFirst and SouthFirst Bank will be on substantially the same terms as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unaffiliated persons and must be approved by a majority of the directors of SouthFirst, including a majority of the disinterested directors. At September 30, 2005, the aggregate of all loans by SouthFirst Bank to its officers, directors, and related interests was approximately $133,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
     The following financial statements are included as part of this Form 10KSB following the signature page of this Form 10KSB.
Report of Independent Registered Public Accounting Firm of Jones & Kirkpatrick, P.C.

Consolidated Statements of Financial Condition as of September 30, 2005 and 2004

Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Exhibits
     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed with the SEC as a part of, and are hereby incorporated by reference from, SouthFirst’s: Registration Statement on Form S-1 under the Securities Act of 1933 Registration No. 33-80730 (“1994 S-1”); Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-4534 (“Plan ‘A’ S-8”); Registration Statement on From S-8 under the Securities Act of 1933, Registration No. 333-4536 (“Plan ‘B’ S-8”); Registration Statement on Form S-8, Registration No. 333-4538 (“Option Plan S-8”); Registration Statement on Form S-8, Registration No. 333-85705 (“Amended Option Plan S-8”); Annual Report on Form 10-K for the year ended September 30, 1995 (“1995 10-K”); Annual Report on Form 10-K for the year ended September 30, 1998 (“1998 Form 10-K”); Annual Report on Form 10-KSB for the year ended September 30, 2001 (“2001 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2002 (“2002 Form 10-KSB”); Annual Report on Form 10-KSB for the year ended September 30, 2003 (“2003 Form 10-KSB”); Other Event on Form 8-K, filed on March 29, 2002 (“March 29, 2002 Form 8-K”); Quarterly Report on Form 10-QSB for the period ended December 31, 2001 (“December 31, 2001 10-QSB”); Other Event on Form 8-K, filed on July 2, 2002 (“July 2, 2002 Form 8-K”); Other Event on Form 8-K, filed on December 9, 2004 (“December 9, 2004 Form 8-K”); Other Event on Form 8-K, filed on January 7, 2005 (“January 7, 2005 Form 8-K”). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation (1994 S-1).

3.2*	Bylaws (1994 S-1, Exhibit 3.2).

3.3*	Amendment to Article III, Section 2 of the Bylaws (2002 Form 10-KSB).

4*	Form of Common Stock Certificate (1994 S-1).

10.1*	Form of Employment Agreement between SouthFirst Bancshares, Inc. and Joe K. McArthur (March 31, 2005 Form 10-QSB).

Exhibit No.	Description of Exhibit
10.2*	Form of Amended and Restated Employment Agreement effective as of January 1, 2005 between SouthFirst Bank and J. Malcomb Massey (January 7, 2005 Form 8-K).

10.3*	Form of Amended and Restated Employment Agreement effective as of October 1, 2003 between Pension and Benefit Financial Services, Inc. and J. Malcomb Massey (January 7, 2005 Form 8-K).

10.4*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., SouthFirst Bank, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (2001 Form 10-KSB, Exhibit 10.4.2).

10.5*	Form of Amended and Restated Employment Agreement effective as of January 1, 2005 between Pension & Benefit Financial Services, Inc. and Ruth M. Roper (January 7, 2005 Form 8-K).

10.6*	Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., SouthFirst Bank, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.5.2).

10.7*	Form of Management Recognition Plan A (1994 S-1, Exhibit 10.5).

10.8 *	Form of Management Recognition Plan A, as amended (1995 Form 10-K, Exhibit 10.8.2).

10.9*	Management Recognition Plan A Restated and Continued (Plan “A” S-8, Exhibit 4.1).

10.10*	Form of Management Recognition Plan B (1994 S-1, Exhibit 10.6).

10.11*	Form of Management Recognition Plan B, as amended (1995 Form 10-K, Exhibit 10.9.2).

10.12*	Management Recognition Plan B, Restated and Continued (Plan “B” S-8, Exhibit 4.1).

10.13*	Form of Stock Option and Incentive Plan (1994 S-1, Exhibit 10.7) (1995 Form 10-K, Exhibit 10.10.1).

10.14*	Form of Stock Option and Incentive Plan, as amended (1995 Form 10-K, Exhibit 10.10.2).

10.15*	From of Stock Option and Incentive Plan, Restated and Continued (Option Plan S-8, Exhibit 4.1).

10.16*	Form of Stock Option and Incentive Plan, as Amended (Amended Option Plan S-8, Exhibit 10.10.4).

10.17*	Form of Incentive Stock Option Agreement (Option Plan S-8, Exhibit 4.2).

10.18*	Form of Incentive Stock Option Agreement, as Amended (Amended Option Plan S-8, Exhibit 10.10.6)

10.19 *	Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (1994 S-1, Exhibit 10.8).

Exhibit No.	Description of Exhibit
10.20*	Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (2001 Form 10-KSB, Exhibit 10.11.2).

10.21*	Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (2001 Form 10-KSB, Exhibit 10.14).

10.22*	Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (December 31, 2001 10-QSB, Exhibit 10.16).

10.23*	Supervisory Agreement dated March 22, 2002, by and between SouthFirst Bank and the Office of Thrift Supervision (March 29, 2002 Form 8-K, Exhibit 99.1).

10.24*	Form of Settlement Agreement dated June 28, 2002, by and between SouthFirst Bank and Charles R. Vawter, Jr., Charles R. Vawter, Sr., Vawter Properties & Resources, LP, Angela H. Vawter and Automatic Gas & Appliance Co., Inc. (July 2, 2002 Form 8-K, Exhibit 99.1).

10.25*	Letter from the Office of Thrift Supervision dated December 14, 2004, rescinding Supervisory Agreement dated March 22, 2002, by and between SouthFirst Bank and the Office of Thrift Supervision as of December 14, 2004 (December 9, 2004 Form 8-K, Exhibit 99.1).

11	Statement Regarding Computation of Per Share Earnings.

14*	Code of Ethics for Principal Executive Officers and Senior Financial Officers (2003 Form 10-KSB)

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a — 14a Certification of the Chief Executive Officer

31.2	Rule 13a — 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K during the fourth quarter
          SouthFirst filed a report on Form 8-K on July 7, 2005, announcing that Sandra H. Stephens had been appointed Chief Executive Officer of the Company on a permanent basis effective as of July 1, 2005. SouthFirst filed a report on Form 8-K on August 12, 2005, announcing earnings information on the Company’s quarter ended June 30, 2005. SouthFirst filed a report on Form 8-K on September 29, 2005, announcing that J. Malcomb Massey had resigned on September 28, 2005, as President of SouthFirst Bancshares, Inc. (the “Company”) and as a member of the board of directors of SouthFirst Mortgage, Inc., a wholly-owned subsidiary of SouthFirst Bank, which is a wholly-owned subsidiary of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees billed by our independent accounting firm, Jones & Kirkpatrick, P.C., for audit services, SEC compliance reviews and tax preparation services for SouthFirst for the fiscal years ending September 30, 2005 and 2004, are as follows:

	Audit	Audit-Related	Tax	Other	Total
	Fees	Fees (1)	Fees (2)	Fees (3)	Fees

Fiscal Year 2005	$120,250	$31,600	$13,650	$—	$165,500
Fiscal Year 2004	$109,685	$29,550	$10,100	$—	$149,335

(1)	Audit related fees are for SEC compliance reviews of Form 10-QSB.

(2)	Tax fees are for preparation of federal and state income tax returns.

(3)	No financial information systems implementation or design services were rendered by Jones & Kirkpatrick, P.C. during fiscal year 2005 or 2004.
     In addition to the foregoing, Jones & Kirkpatrick, P.C., performed audit services and tax preparation services for Pension & Benefit and was paid as follows:

	Audit	Tax	Total
	Fees	Fees	Fees

Fiscal Year 2005	$9,500	$200	$9,700
Fiscal Year 2004	$9,000	$185	$9,185
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
[signatures on following page]

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sylacauga, State of Alabama, on the 29th day of December 2005.

SOUTHFIRST BANCSHARES, INC.
By:	/s/ Sandra H. Stephens
Sandra H. Stephens
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandra H. Stephens	Chief Executive Officer & Director	December 29, 2005
Sandra H. Stephens	(Principal Executive Officer)

/s/ Janice Browning	Controller, Treasurer
Janice Browning	(Principal Accounting Officer)	December 29, 2005

/s/ Allen Gray McMillan, III	Chairman and Director	December 29, 2005
Allen Gray McMillan, III

/s/ J. Malcomb Massey	Director	December 29, 2005
J. Malcomb Massey

/s/ Kenneth E. Easterling	Director	December 29, 2005
Kenneth E. Easterling

/s/ H. David Foote, Jr.	Director	December 29, 2005
H. David Foote, Jr.

/s/ L. Neal Bice	Director	December 29, 2005
L. Neal Bice

/s/ Donald R. Hardy	Director	December 29, 2005
Donald R. Hardy

Exhibit Index

Exhibit No.	Description of Exhibit

11	Statement Regarding Computation of Per Share Earnings.

21	Subsidiaries of Registrant.

23.1	Consent of Jones & Kirkpatrick, P.C.

31.1	Rule 13a — 14a Certification of the Chief Executive Officer

31.2	Rule 13a — 14a Certification of the Controller (Chief Financial Officer)

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 13

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
November 4, 2005
Board of Directors
SouthFirst Bancshares, Inc.
Sylacauga, Alabama
We have audited the accompanying consolidated statements of financial condition of SouthFirst Bancshares, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SouthFirst Bancshares, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Jones & Kirkpatrick, P.C.
Certified Public Accountants
Birmingham, Alabama

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents	$5,042,170	$5,015,108
Interest-bearing deposits in other financial institutions	871,801	713,807
Securities available-for-sale, at fair value	26,482,705	14,180,243
Securities held-to-maturity (fair value of $15,674,973)	—	15,081,723
Loans receivable, net of allowance for loan losses of $518,572 in 2005 and $911,964 in 2004	95,388,729	94,574,236
Loans held for sale at cost (which approximates fair value)	948,250	1,092,619
Foreclosed assets, net	255,470	514,507
Premises and equipment, net	4,645,624	4,796,390
Federal Home Loan Bank stock, at cost	1,218,200	1,117,000
Goodwill	543,706	543,706
Accrued interest receivable	656,455	625,639
Other assets	3,084,414	3,278,179

Total Assets	$139,137,524	$141,533,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$4,232,573	$4,003,251
Interest bearing	96,892,239	93,789,575

Total deposits	101,124,812	97,792,826
Advances by borrowers for property taxes and insurance	237,052	259,427
Accrued interest payable	641,075	458,017
Borrowed funds	26,015,861	31,588,773
Accrued expenses and other liabilities	694,781	1,078,510

Total liabilities	128,713,581	131,177,553

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized; 990,241 shares issued and 708,971 shares outstanding in 2005; 990,241 shares issued and 709,406 shares outstanding in 2004	9,996	9,996
Additional paid-in capital	9,839,851	9,838,965
Treasury stock, at cost ( 281,270 shares in 2005; 280,835 shares in 2004)	(3,892,598)	(3,891,155)
Deferred compensation on common stock employee benefit plans	(135,675)	(159,427)
Shares held in trust, at cost ( 9,402 shares in 2005 and 2004)	(103,483)	(103,483)
Retained earnings	4,874,445	5,195,161
Accumulated other comprehensive income (loss)	(168,593)	(534,453)

Total stockholders’ equity	10,423,943	10,355,604

Total Liabilities and Stockholders’ Equity	$139,137,524	$141,533,157

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Interest and dividend income:
Interest and fees on loans	$6,153,817	$5,435,692	$5,948,317
Interest and dividend income on securities available-for-sale	985,156	1,302,001	1,397,105
Interest and dividend income on securities held-to-maturity	428,364	345,472	—
Other interest income	86,108	37,776	91,223

Total interest and dividend income	7,653,445	7,120,941	7,436,645

Interest expense:
Interest on deposits	2,147,096	1,734,850	2,520,828
Interest on borrowed funds	1,238,754	1,077,477	1,023,365

Total interest expense	3,385,850	2,812,327	3,544,193

Net interest income	4,267,595	4,308,614	3,892,452

Provision for loan losses	107,235	1,356,937	549,603

Net interest income after provision for loan losses	4,160,360	2,951,677	3,342,849

Other income:
Service charges and other fees	496,267	546,035	568,701
Employee benefit trust and consulting fees	1,716,071	1,582,057	1,231,622
Gain on sale of loans	685,526	719,389	1,170,453
Gain on sales and calls of securities available-for-sale	47,407	83,614	238,291
Gain (loss) on sales of securities held-to-maturity	(701,099)	—	—
Gain on sale of premises and equipment	7,776	927	7,759
Net premium on transfer of deposits	—	—	249,769
Other	401,053	307,491	275,149

Total other income	2,653,001	3,239,513	3,741,744

(Continued)
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Other expenses:
Compensation and benefits	$3,747,431	$4,331,282	$4,279,501
Net occupancy expense	428,841	419,776	392,354
Furniture and fixtures	511,162	505,295	451,577
Data processing	321,860	382,885	259,685
Office supplies and expenses	435,438	442,189	436,677
Deposit insurance premiums	111,644	102,938	107,706
Legal expenses	151,648	156,519	214,261
Other professional services	286,645	225,212	259,913
Termination expense	140,941	—	—
Other	623,269	476,220	495,737

Total other expenses	6,758,879	7,042,316	6,897,411

Income (loss) before income taxes	54,482	(851,126)	187,182

Income tax expense (benefit)	20,704	(323,191)	71,318

Net income (loss)	$33,778	$(527,935)	$115,864

Earnings (loss) per share:
Basic	$0.05	$(0.74)	$0.16
Diluted	$0.05	$(0.74)	$0.15

Weighted average shares outstanding:
Basic	709,200	709,106	744,641
Diluted	719,982	709,106	759,550
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2005, 2004 and 2003

				Deferred
				Compensation			Accumulated
				on Common			Other
		Additional		Stock			Comprehensive
	Common	Paid-in	Retained	Employee	Shares Held	Treasury	Income
	Stock	Capital	Earnings	Benefit Plans	in Trust	Stock	(Loss)	Total
Balance — September 30, 2002	$9,996	$9,819,676	$6,457,443	$(324,060)	$(107,161)	$(2,407,231)	$429,720	$13,878,383

Comprehensive Income (Loss):
Net income			115,864					115,864
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect							(647,479)	(647,479)

Total comprehensive loss								(531,615)

Release of unallocated ESOP shares		16,349		58,730				75,079
Acquisition of ESOP shares				58,399		(58,363)		36
Vesting of shares on Management Recognition Plans		1,033		3,850				4,883
Vesting of deferred compensation shares				19,902				19,902
Acquisition of Treasury stock						(1,344,245)		(1,344,245)
Cash dividends declared ($ .60/share)	—	—	(425,052)	—	—	—	—	(425,052)

Balance — September 30, 2003	9,996	9,837,058	6,148,255	(183,179)	(107,161)	(3,809,839)	(217,759)	11,677,371

Comprehensive Income (Loss):
Net income (loss)			(527,935)					(527,935)
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect							(316,694)	(316,694)

Total comprehensive loss								(844,629)

Cancellation of shares held in trust					3,678			3,678
Vesting of shares on Management Recognition Plans		1,907		3,850				5,757
Vesting of deferred compensation shares				19,902				19,902
Acquisition of Treasury stock						(81,316)		(81,316)
Cash dividends declared ($ .60/share)	—	—	(425,159)	—	—	—	—	(425,159)

Balance — September 30, 2004	9,996	9,838,965	5,195,161	(159,427)	(103,483)	(3,891,155)	(534,453)	10,355,604

(Continued)
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2005, 2004 and 2003

				Deferred
				Compensation			Accumulated
				on Common			Other
		Additional		Stock			Comprehensive
	Common	Paid-in	Retained	Employee	Shares Held	Treasury	Income
	Stock	Capital	Earnings	Benefit Plans	in Trust	Stock	(Loss)	Total
Balance — September 30, 2004	$9,996	$9,838,965	$5,195,161	$(159,427)	$(103,483)	$(3,891,155)	$(534,453)	$10,355,604

Comprehensive Income :
Net income			33,778					33,778
Change in net unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and tax effect							365,860	365,860

Total comprehensive income								399,638

Vesting of shares on Management Recognition Plans		886		3,850				4,736
Vesting of deferred compensation shares				19,902				19,902
Acquisition of Treasury stock						(1,443)		(1,443)
Cash dividends declared ($ .50/share)	—	—	(354,494)	—	—	—	—	(354,494)

Balance — September 30, 2005	$9,996	$9,839,851	$4,874,445	$(135,675)	$(103,483)	$(3,892,598)	$(168,593)	$10,423,943

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
OPERATING ACTIVITIES

Net income (loss)	$33,778	$(527,935)	$115,864

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses (benefit)	107,235	1,356,937	549,603
Depreciation and amortization	388,664	377,681	331,198
Proceeds from sales of loans	26,287,005	31,096,549	55,989,812
Loans originated for sale	(25,457,110)	(30,361,974)	(53,634,764)
Gain on sale of loans	(685,526)	(719,389)	(1,170,453)
Gain on sale of premises and equipment	(7,776)	(927)	(7,759)
Gain on sale of affiliate	—	(25,000)	—
(Gain) loss on sale of foreclosed assets	(32,981)	6,770	69,885
Compensation expense on ESOP and MRPs	24,638	25,659	99,864
Gain on sale of securities available-for-sale	(47,407)	(83,614)	(238,291)
Loss on sale of securities held-to-maturity	701,099	—	—
Net amortization of premium on securities	79,870	7,906	46,663
(Increase) decrease in accrued interest receivable	(30,816)	53,763	54,766
(Increase) decrease in other assets	(30,471)	(1,013,227)	(156,421)
Increase (decrease) in accrued interest payable	183,058	(118,659)	(249,174)
Increase (decrease) in accrued expenses and other liabilities	(383,729)	644,087	(67,463)

Net cash provided by operating activities	1,129,531	718,627	1,733,330

INVESTING ACTIVITIES

Net change in interest-bearing deposits in other financial institutions	(157,994)	(180,804)	350,259
Proceeds from calls and maturities of securities available-for-sale	2,524,868	2,931,352	15,438,689
Proceeds from sales of securities available-for-sale	19,128,997	11,541,353	16,589,714
Proceeds from sales of securities held-to-maturity	15,297,187	—	—
Proceeds from redemption of Federal Home Loan Bank stock	—	—	1,112,800
Purchase of Federal Home Loan Bank stock	(101,200)	—	—
Purchase of securities available-for-sale	(34,315,257)	(11,569,768)	(38,713,047)
Net (increase) decrease in loans	(2,035,563)	(12,088,252)	7,443,226
Proceeds from sale of premises and equipment	12,354	10,377	452,058
Purchase of premises and equipment	(242,476)	(884,632)	(207,151)
Proceeds from sale of foreclosed assets	1,405,853	96,185	541,708
Proceeds from sale of affiliate	—	25,000	—

Net cash provided (used) by investing activities	1,516,769	(10,119,189)	3,008,256

(Continued)
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
FINANCING ACTIVITIES

Net increase (decrease) in demand accounts and savings accounts	$(762,972)	$1,156,098	$(390,261)
Net increase (decrease) in certificates of deposit	4,094,958	3,078,747	(2,535,020)
Proceeds from borrowed funds	112,185,006	70,534,271	18,588,000
Repayment of borrowed funds	(117,757,918)	(65,946,359)	(20,644,750)
Cash dividends paid	(354,494)	(425,159)	(425,052)
Acquisition of ESOP and MRP shares	—	3,678	36
Acquisition of treasury stock	(1,443)	(81,316)	(1,344,245)
(Increase) decrease in advances by borrowers for property taxes and insurance	(22,375)	46,385	(63,867)

Net cash provided (used) by financing activities	(2,619,238)	8,366,345	(6,815,159)

Increase (decrease) in cash and cash equivalents	27,062	(1,034,217)	(2,073,573)

Cash and cash equivalents — beginning of year	5,015,108	6,049,325	8,122,898

Cash and cash equivalents — end of year	$5,042,170	$5,015,108	$6,049,325

Supplemental information on cash payments:
Interest paid	$3,202,792	$2,930,986	$3,793,367

Income taxes paid	$63,860	$148,326	$210,320

Supplemental information on non-cash transactions:
Real estate owned, obtained through foreclosure	$1,121,856	$539,782	$609,290

See accompanying notes to consolidated financial statements.

 9
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

Basis of Presentation – The accompanying consolidated financial statements include the accounts of SouthFirst Bancshares, Inc. (the Corporation) and its wholly-owned subsidiaries, First Federal of the South (the Bank) (a wholly-owned subsidiary of SouthFirst Bancshares, Inc.) (the Bank changed its name to SouthFirst Bank on September 1, 2005, with an operational effective date of October 1, 2005), Pension & Benefit Trust Company (a wholly-owned subsidiary of First Federal of the South, which is an employee benefits consulting company), SouthFirst Mortgage, Inc. (a wholly-owned subsidiary of First Federal of the South) and SouthFirst Financial Services, Inc. (a wholly-owned subsidiary of SouthFirst Bancshares, Inc.), collectively as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities – The Company classifies its securities in one of the following three categories: (i) held-to-maturity securities, (ii) securities available-for-sale, and (iii) trading account securities. Securities held-to-maturity represent securities which management has both the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available-for-sale represent securities which management may decide to sell prior to maturity for liquidity, tax planning or other valid business purposes. Available-for-sale securities are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a net amount in a separate component of stockholders’ equity until realized. Trading account securities represent securities which management has purchased and is holding principally for the purpose of selling in the near term. Trading account securities are reported at fair value with any unrealized gains or losses included in earnings.

Declines in fair value of securities (available-for-sale or held-to-maturity) that are considered other than temporary are charged to securities losses, reducing the carrying value of such securities. Gains or losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are shown separately in non-interest income in the consolidated statements of operations. No securities were classified as trading account securities as of September 30, 2005 or 2004.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loan Origination Fees, Premiums and Discounts on Loans, Mortgage-Backed Securities and Collateralized Mortgage Obligations – Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yields using the interest method. Premiums or discounts on loans, mortgage-backed securities, and collateralized mortgage obligations are amortized over the estimated lives of the related mortgage loans, adjusted for prepayments, using a method approximating the interest method. Premiums and discounts on loans, mortgage-backed securities, and collateralized mortgage obligations were insignificant at September 30, 2005.

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

Goodwill — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortizing goodwill. Based upon the initial goodwill impairment test completed October 1, 2002, as required by SFAS No. 142, no goodwill impairment was indicated. In addition, the goodwill impairment testing completed at September 30, 2005 and 2004, indicated there was no goodwill impairment. Therefore, the Company had no changes in the carrying amount of goodwill from September 30, 2004, to September 30, 2005.

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

Advertising – Advertising costs are charged to operations when incurred. Advertising expense was $96,520, $90,625 and $84,259 for the years ended September 30, 2005, 2004 and 2003, respectively.

Earnings per Share – Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option Plan trusts. Diluted earnings per share for the year were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three years ended September 30, 2005:
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

			Earnings
	Income		(Loss)
	(Loss)	Shares	Per Share
For the Year Ended September 30, 2005:
Basic earnings	$33,778	709,200	$.05
Dilutive Securities:
Stock Option Plan shares	—	10,782

Dilutive earnings	$33,778	719,982	$.05

For the Year Ended September 30, 2004:
Basic earnings (loss)	$(527,935)	709,106	$(.74)
Dilutive Securities:
Stock Option Plan shares	—	—

Dilutive earnings (loss)	$(527,935)	709,106	$(.74)

For the Year Ended September 30, 2003:
Basic earnings	$115,864	744,641	$.16
Dilutive Securities:
Stock Option Plan shares	—	14,909

Dilutive earnings	$115,864	759,550	$.15

Options on 22,526, 133,999 and 60,834 shares of common stock in 2005, 2004 and 2003, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities arising during the period	$(279,013)	$(453,227)	$(806,032)

Amortization of discount of securities transferred to held-to-maturity	30,829	26,048	—

Unamortized holding loss on held-to-maturity securities previously transferred from available-for-sale	885,689	—	—

Reclassification adjustment for losses (gains) realized in income	(47,407)	(83,614)	(238,291)

Net unrealized gains (losses)	590,098	(510,793)	(1,044,323)

Tax effect	(224,238)	194,099	396,844

Net-of-tax amount	$365,860	$(316,694)	$(647,479)

Recent Accounting Pronouncements — In November 2005, the Financial Accounting Standards Board (FASB) approved the issuance of FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company has adopted the disclosure requirements of the FSP and is currently evaluating the impact of the adoption of the accounting guidance in the FSP.
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 11, and is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
2.	SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management’s intent. The carrying amount of securities and their approximate fair value at September 30, 2005 and 2004 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities

September 30, 2005:
U.S. Government agency	$11,590,913	$—	$(135,925)	$11,454,988
Collateralized mortgage obligations (CMO’s)	520,509	—	(1,100)	519,409
Mortgage-backed securities	14,234,215	19,812	(143,618)	14,110,409
Corporate obligations	400,000	—	(11,101)	388,899
Other common stock	9,000	—	—	9,000

	$26,754,637	$19,812	$(291,744)	$26,482,705

September 30, 2004:
U.S. Government agency	$4,588,937	$444	$(56,476)	$4,532,905
Collateralized mortgage obligations (CMO’s)	875,317	6,320	—	881,637
Mortgage-backed securities	8,252,500	97,855	—	8,350,355
Corporate obligations	400,000	4,381	(1,035)	403,346
Other common stock	9,000	3,000	—	12,000

	$14,125,754	$112,000	$(57,511)	$14,180,243

Held-to-Maturity Securities

September 30, 2004:
U.S. Government agency	$15,081,723	$593,250	$—	$15,674,973

The Company sold securities available-for-sale for total proceeds of $19,128,997, $11,541,353 and $16,589,714, resulting in gross realized gains of $47,407, $83,614 and $238,291 in 2005, 2004 and 2003, respectively.
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
2.	SECURITIES (Continued)

The scheduled maturities at September 30, 2005, of securities (other than equity securities) by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the borrower may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$100,000	$98,347
Due from one to five years	1,113,108	1,117,631
Due from five to ten years	10,771,384	10,689,264
Due after ten years	14,761,145	14,568,463

	$26,745,637	$26,473,705

Securities available-for-sale with a carrying amount of approximately $2,790,000 and $3,714,000 at September 30, 2005 and 2004, respectively, were pledged to secure public deposits as required by law and for other purposes required or permitted by law.

In May 2004, the Company transferred certain securities from the available-for-sale to held-to-maturity category. The securities were transferred at fair value on the date of transfer. The unrealized loss at the date of transfer was $942,565 and continued to be reported in accumulated other comprehensive income (loss) in stockholders’ equity. That amount was being amortized over the remaining lives of the securities as an adjustment of yield. The amortization of the unrealized loss offset the effect of the amortization of the discount for those held-to-maturity securities. The amount of such amortization was $30,829 and $26,048 for the years ended September 30, 2005 and 2004, respectively, and the unamortized balance of the unrealized losses, net of applicable income taxes which was included in stockholders’ equity was $568,241 at September 30, 2004.

During 2005, the Company transferred all of its securities in the held-to-maturity category to the available-for-sale category and immediately sold those securities. The amortized cost of the sold securities was $15,998,286, resulting in a realized loss of $701,099. The decision to transfer the securities was based on a change in investment strategy and to improve overall liquidity and interest rate risk.
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
2.	SECURITIES (Continued)

The following table shows the Company’s combined investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and 2004:

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
		Gross		Gross		Gross
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2005:
U.S. Government Agency	$7,017,519	$34,126	$4,539,270	$101,799	$11,556,789	$135,925
Collateralized mortgage obligations	520,509	1,100			520,509	1,100
Mortgage-backed securities	13,767,549	143,618			13,767,549	143,618
Corporate obligations	241,194	8,806	147,705	2,295	388,899	11,101

September 30, 2004:
U.S. Government Agency	$6,907,740	$67,260	$13,249,694	$312,483	$20,157,434	$379,743
Corporate obligations	148,965	1,035	—	—	148,965	1,035
At September 30, 2005, the Company had twenty-three individual securities that were in an unrealized loss position. Of those, five had been in an unrealized loss position for longer than 12 months. The unrealized losses on the Company’s investments in U.S. Government agency, collateralized mortgage obligations and mortgage-backed securities were caused by interest rate increases. The contractual term of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments (which approximate the original purchase price). Because the Company has the ability and intent to hold their investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2005. The unrealized losses in the Company’s investment in corporate obligations are deemed not to be other than temporary impairment and are primarily due to the fact that these securities have experienced volatility in their market prices as a result of current market conditions, with no credit concerns related to the entities that issued the securities. The Company does not expect any permanent impairment to develop related to these securities.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
3.	LOANS

Loans consisted of the following at September 30, 2005 and 2004:

	2005	2004
Real estate mortgage loans:
First mortgage loans:
Single family residential	$41,839,029	$44,904,742
Multi-family and commercial real estate	17,563,932	14,002,478
Second mortgage loans	17,128,456	16,670,204
1-4 family construction loans	15,044,389	16,106,277
Savings account loans	824,064	768,088
Installment loans	3,663,580	3,192,169

	96,063,450	95,643,958

Deduct:
Deferred loan fees	156,149	157,758
Allowance for loan losses	518,572	911,964

	674,721	1,069,722

Total loans receivable – net	$95,388,729	$94,574,236

Activity in the allowance for loan losses was as follows for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003
Beginning balance	$911,964	$1,191,033	$854,013
Provision charged to income	107,235	1,356,937	549,603
Recovery of amounts charged off in prior years	37,099	28,432	27,930
Loans charged off	(537,726)	(1,664,438)	(240,513)

Ending balance	$518,572	$911,964	$1,191,033

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
3.	LOANS (Continued)

The following is a summary of information pertaining to impaired loans:

	September 30,
	2005	2004
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	106,965	618,035

Total impaired loans	$106,965	$618,035

Valuation allowance related to impaired loans	$106,965	$393,203

	Years Ended September 30,
	2005	2004	2003
Average investment in impaired loans	$74,428	$821,854	$413,387
Interest income recognized on impaired loans	5,450	25,294	23,068
Interest income recognized on a cash basis on impaired loans	5,450	25,294	23,068
Interest on impaired loans is generally recorded on a “cash basis” and is included in earnings only when actually received in cash.

At September 30, 2005 and 2004, the total recorded investment in loans on non-accrual amounted to approximately $875,239 and $1,194,034, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest was $0 for each year.

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

In 2005, the Company agreed to extend the terms of two loans totaling approximately $191,000. No additional funds were advanced on the restructuring and no additional collateral was received.

The Company sells loans to third party investors with limited recourse, primarily related to prepayment. The total amount of recourse liability at September 30, 2005, was approximately $83,000. Because historical losses related to these guarantees have been insignificant, no liability has been recorded for these at September 30, 2005 or 2004.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at September 30, 2005 and 2004:

	2005	2004
Land	$1,798,595	$1,798,595
Buildings and improvements	3,240,070	3,162,549
Furniture, fixtures and equipment	1,297,363	1,363,035
Automobiles	143,698	191,940

	6,479,726	6,516,119
Less: Accumulated depreciation	1,834,102	1,719,729

Premises and equipment, net	$4,645,624	$4,796,390

Depreciation expense charged to operations was $388,664, $377,681 and $331,198 in 2005, 2004 and 2003, respectively.
5.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at September 30, 2005 and 2004:

	2005	2004
Loans	$396,902	$339,002
Investment securities	259,553	286,637

Total accrued interest receivable	$656,455	$625,639

6.	INVESTMENTS IN AFFILIATE

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

The Company leases certain real estate and office equipment under operating leases expiring in various years through 2008. Minimum future rental payments under non-cancellable operating leases having original or remaining terms in excess of one year as of September 30, 2005, are as follows:

Year Ending
September 30,	Amount
2006	$113,349
2007	80,307
2008	3,489

Total	$197,145

Lease expense charged to operations was $158,550, $140,637 and $127,930 for the years ended September 30, 2005, 2004 and 2003, respectively.

The Company is also the lessor of a portion of its office space under a lease expiring in 2007.

Minimum future rentals to be received on non-cancelable leases as of September 30, 2005, for each of the next five years and in the aggregate are as follows:

Year Ending
September 30,	Amount
2006	$12,000
2007	12,000
2008	3,000

Total minimum future rentals	$27,000

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
8.	DEPOSITS

An analysis of deposit accounts at the end of the period is as follows at September 30, 2005 and 2004:

	2005	2004
Demand accounts:
Non interest-bearing checking accounts	$4,232,573	$4,003,251
Interest-bearing:
NOW accounts	8,721,860	10,661,374
Money market demand	2,452,428	230,010

Total demand accounts	15,406,861	14,894,635
Statement savings accounts	10,358,774	11,633,972
Certificate accounts	75,359,177	71,264,219

Total	$101,124,812	$97,792,826

Certificate accounts greater than or equal to $100,000 were $36,798,410 and $34,345,365 at September 30, 2005 and 2004, respectively. Overdrafts of demand deposits in the amounts of $15,763 and $43,356 have been reclassified as loan balances at September 30, 2005 and 2004, respectively.

Scheduled maturities of certificate accounts were as follows at September 30, 2005:

Year	Amount
2006	$52,831,267
2007	12,553,123
2008	2,433,737
2009	1,475,851
2010	6,065,199

Total	$75,359,177

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
8.	DEPOSITS (Continued)

Interest expense on deposits for the years ended September 30, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
Demand accounts	$28,346	$19,457	$63,232
Statement savings accounts	25,231	25,921	74,506
Certificate accounts	2,093,519	1,689,472	2,383,090

Total	$2,147,096	$1,734,850	$2,520,828

9.	BORROWED FUNDS

Federal Home Loan Bank Advances

The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 2005 and 2004:

Maturity Date	Callable Date	Type	Rate at 9/30	2005	2004
April 2005		Adjustable	1.80%		$4,000,000
May 2005		Adjustable	2.11%		1,670,000
April 2006		Adjustable	4.16%	$4,000,000	—
April 2006		Adjustable	4.16%	1,670,000	—
March 2010	December 2005	Fixed Rate	5.88%	5,000,000	5,000,000
November 2010	November 2005	Fixed Rate	5.43%	5,000,000	5,000,000
January 2011	October 2005	Fixed Rate	4.65%	2,500,000	2,500,000
January 2011	January 2006	Fixed Rate	5.30%	2,500,000	2,500,000

				$20,670,000	$20,670,000

Weighted average rate				5.08%	4.46%
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
9.	BORROWED FUNDS (Continued)

At September 30, 2005 and 2004, the advances were collateralized by first-mortgage residential loans with carrying values of approximately $41,278,000 and $42,907,000, respectively

On April 15, 2002, the Bank was notified that the amount available under its credit line with the Federal Home Loan Bank of Atlanta had been changed from a variable amount, equal to 30% of total assets to a fixed amount of $22,000,000. This amount was subsequently changed to an amount equal to 10% of its total assets. The Federal Home Loan Bank of Atlanta had notified the Bank that it would not require the Bank’s existing borrowings to be reduced to the new amount prior to the existing advance maturities, but that it will require that any additional borrowing by the Bank be approved through application by the Bank to the Federal Home Loan Bank of Atlanta’s Credit Committee. In November 2005, the Federal Home Loan Bank approved a credit line increase up to 25% of the Bank’s assets.

Line of Credit

The Corporation also has a line of credit with a commercial bank. A summary of this line of credit at September 30, 2005 and 2004, is as follows:

	Outstanding Balance
	at September 30,
	2005	2004
$2,500,000 line of credit, due June 1, 2006, interest at prime plus .25% (7.00% at September 30, 2005), secured by the Company’s stock in its subsidiary, First Federal of the South	$1,402,861	$902,861

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. A summary of such agreements is as follows:
(Continued)

28
SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
9.	BORROWED FUNDS (Continued)

	2005	2004
Agreement to repurchase on October 14, 2005, plus interest at 3.95%	$949,000	$—
Agreement to repurchase on October 14, 2005, plus interest at 3.95%	1,979,000	—
Agreement to repurchase on October 14, 2005, plus interest at 3.89%	1,015,000	—
Agreement to repurchase on October 12, 2004, plus interest at 1.76%	—	1,002,375
Agreement to repurchase on October 15, 2004, plus interest at 1.81%	—	1,476,425
Agreement to repurchase on October 20, 2004, plus interest at 1.88%	—	976,400
Agreement to repurchase on October 20, 2004, plus interest at 1.88%	—	993,037
Agreement to repurchase on October 20, 2004, plus interest at 1.88%	—	983,580
Agreement to repurchase on October 22, 2004, plus interest at 1.90%	—	1,000,000
Agreement to repurchase on October 25, 2004, plus interest at 1.85%	—	1,480,470
Agreement to repurchase on November 1, 2004, plus interest at 1.87%	—	1,103,625
Agreement to repurchase on November 1, 2004, plus interest at 1.87%	—	1,000,000

	$3,943,000	$10,015,912

Securities underlying such borrowings had a carrying value of $11,321,586 and $13,441,238 at September 30, 2005 and 2004, respectively.
Total borrowed funds at September 30, 2005, have maturities (or call dates) in future years as follows:

Year Ending
September 30,	Amount
2006	$26,015,861

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
9.	BORROWED FUNDS (Continued)

	September 30,
	2005	2004
Maximum amounts outstanding at any month-end:
Line of credit	$1,402,861	$2,352,861
Federal Home Loan Bank advances	20,670,000	22,340,000
Reverse repurchase agreements	10,648,938	10,015,912

Average amount outstanding:
Line of credit	1,165,327	2,080,964
Federal Home Loan Bank advances	20,670,000	22,124,426
Reverse repurchase agreements	6,094,621	4,901,304

Weighted average interest rate at year-end:
Line of credit	7.00%	5.00%
Federal Home Loan Bank advances	5.08%	4.46%
Reverse repurchase agreements	3.94%	1.85%

Weighted average interest rate on amounts outstanding during the year:
Line of credit	6.08%	4.36%
Federal Home Loan Bank advances	4.81%	4.17%
Reverse repurchase agreements	2.84%	1.32%

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
10. INCOME TAX EXPENSE
Income tax expense (benefit) for the years ended September 30, 2005, 2004 and 2003, consists of the following:

	2005	2004	2003
Federal:
Current	$(214,522)	$(513,893)	$272,976
Deferred	212,624	248,685	(237,810)

	(1,898)	(265,208)	35,166

State:
Current	6,968	(76,269)	53,638
Deferred	15,634	18,286	(17,486)

	22,602	(57,983)	36,152

Total	$20,704	$(323,191)	$71,318

Income tax expense includes taxes related to investment security gains (losses) in the approximate amount of $(248,000), $32,000 and $91,000 in 2005, 2004 and 2003, respectively.
The actual income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows:

	2005	2004	2003
Computed “expected” income tax expense	$18,524	$(289,383)	$63,642
Increase (reduction) in income tax resulting from:
Compensation expense for ESOP	—	—	(8,260)
Management Recognition Plan	102	193	265
State tax, net of federal income tax benefit	16,436	(44,540)	12,527
Other — net	(14,358)	10,539	3,144

Total	$20,704	$(323,191)	$71,318

Effective tax rate	38%	38%	38%

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
10. INCOME TAX EXPENSE (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004, are as follows:

	2005	2004
Deferred taxes:
Foreclosed real estate gain	$55,869	$55,869
Bad debts	80,218	223,806
Accrued salaries	47,909	33,305
Deferred compensation	135,159	163,556
Unrealized loss on securities available-for-sale	103,342	328,718
Other	28,692	28,692

Total deferred tax assets	451,189	833,946

Deferred tax liabilities:
Management Recognition Plan	(385)	1,344
FHLB stock	237,138	237,138
Depreciation	270,299	220,208
Prepaid expenses	56,038	59,423
Federal/state tax deduction on a cash basis	34,872	25,422
Goodwill	89,294	72,845

Total deferred tax liabilities	687,256	616,380

Net deferred tax asset	$(236,067)	$217,566

There was no valuation allowance at September 30, 2005 or 2004.

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
The common stock of the Corporation acquired for the ESOP was held as collateral for the loan and was released for allocation to the ESOP participants as principal payments were made on the loan. The Bank made contributions to the ESOP in amounts sufficient to make loan interest and principal payments. Contributions, which include dividends on ESOP shares, of $71,657 were made to the ESOP in 2003. During 2003, the Trustee distributed cash of $55,744 in lieu of shares to retiring participants.
The ESOP’s loan was repayable in ten annual installments of principal and interest. The interest rate was adjusted annually and was equal to the prime rate on each October 1st, beginning with October 1, 1995, until the note was paid in full. Principal and interest for the year ended September 30, 2003 was $71,657. The loan was paid in full at September 30, 2003. These payments resulted in the commitment to release 5,383 shares in 2003. The Company has recognized compensation expense, equal to the fair value of the committed-to-be released shares of $75,079 in 2003. Suspense shares are excluded from weighted average shares in determining earnings per share.
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
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
11.	EMPLOYEE BENEFIT PLANS (Continued)
Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
	Number of Shares	Weighted Average	Number of Shares	Weighted Average
	Under Option	Exercise Price	Under Option	Exercise Price
Outstanding at September 30, 2002	45,311	12.59	47,088	13.69
Granted	28,389	12.10	16,211	12.10
Forfeited	—	—	(1,328)	9.75

Outstanding at September 30, 2003	73,700	12.40	61,971	13.36
Granted	—	—	—
Forfeited	—	—	(1,256)	13.55
Exercised/sold	—	—	(416)	10.22

Outstanding at September 30, 2004	73,700	12.40	60,299	13.38

Granted	—	—	—	—
Forfeited	(18,304)	12.83	(13,822)	14.14
Expired	(16,600)	14.00	—	—

Outstanding at September 30, 2005	38,796	11.51	46,477	13.15

Information pertaining to options outstanding at September 30, 2005, is as follows:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
9.75	15,547	2.09 years		15,547
9.92	9,000	6.17 years		5,400
12.10	38,200	7.04 years		15,280
15.75	22,526	2.32 years		22,526

Outstanding at end of year	85,273	4.80 years	$12.41	58,753	$12.68

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
11.	EMPLOYEE BENEFIT PLANS (Continued)
The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans in 2005, 2004 or 2003. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003
Net income (loss):
As reported	$33,778	$(527,935)	$115,864
Less: Stock-based compensation expense based on fair-value method for all awards, net of related tax effects	(2,319)	(2,743)	(7,079)

Pro forma	$31,459	$(530,678)	$108,785

Basic earnings (loss) per share:
As reported	.05	(.74)	.16
Pro forma	.04	(.75)	.15

Fully diluted earnings (loss) per share:
As reported	.05	(.74)	.15
Pro forma	.04	(.75)	.14
Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. In 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. See Note 1, “Recent Accounting Pronouncements”, to the consolidated financial statements for further discussion.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value during the period granted:

2003
Dividend yield	5.38%
Expected life	9 years
Expected volatility	8.10%
Risk-free interest rate	4.73%
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
11.	EMPLOYEE BENEFIT PLANS (Continued)
Management Recognition Plan — On November 15, 1995, the Company issued 33,200 shares of common stock (Initial Shares) to key employees under the terms of the Company’s Management Recognition Plans (MRP’s). These shareholders receive dividends on the shares and have voting rights. However, the sale or transferability of the shares is subject to the vesting requirements of the plan. These vesting requirements provide for the removal of the transferability restrictions upon the performance of employment services. The restrictions were fully removed in November 2000. Participants who terminate employment prior to satisfying the vesting requirements must forfeit the unvested shares and the accumulated dividends on the forfeited shares. The Company has recorded compensation expense equal to the fair value of the portion of vested shares attributable to 2004, 2003 and 2002. In addition, the dividends paid on unvested shares are also reflected as compensation expense. Total compensation expense attributable to the MRP’s in 2005, 2004 and 2003 was $4,736, $5,757 and $4,883, respectively.
During the year ended September 30, 2001, the Company’s MRP purchased an additional 11,525 shares of common stock at an aggregate price of $126,411. Shares held in trust related to the MRP are shown as a reduction of stockholders’ equity in the accompaning consolidated statements of financial condition. As these shares are granted to employees, an amount equal to the award is reclassified from shares held in trust to unearned compensation. Of these shares, 1,750 were issued to key employees during the year ended September 30, 2002. During 2004, 373 shares in the plan were cancelled. No additional shares were issued during the year ended September 30, 2005 or 2004.
401 (k) Plan — The Company also has a 401(k) plan that covers all employees who meet minimum age and service requirements. The plan provides for elective employee salary deferrals and discretionary company matching contributions. Company matching contributions were $0, $0 and $28,324 in 2005, 2004 and 2003, respectively.
Deferred Compensation Agreements — The Company has entered into deferred compensation agreements with one of its senior officers and two former officers, pursuant to which each will receive from the Company certain retirement benefits at age 65. Such benefits will be payable for 15 years to each officer or, in the event of death, to such officer’s respective beneficiary. A portion of the retirement benefits will accrue each year until age 65 or, if sooner, until termination of employment. The annual benefits under these arrangements range from approximtaely $22,000 to $30,000.
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
11.	EMPLOYEE BENEFIT PLANS (Continued)
The retirement benefits available under the deferred compensation agreements are unfunded. However, the Company has purchased life insurance policies on the lives of these officers that will be available to the Company to provide, both, for retirement benefits and for key person insurance. The costs of these arrangements was $44,520, $47,245 and $44,945 in 2005, 2004 and 2003, respectively.
In addition to the deferred compensation arrangements discussed above, the Company entered into arrangements with two officers in April 1997, under which the Company issued a total of 21,135 shares of common stock to these officers. The shares vest ratably over the 15 year term of their employment contracts. The Company has recognized compensation expense equal to the fair value of the vested shares of $19,902 in 2005, 2004 and 2003.
Directors’ Retirement Agreements — The Bank has also entered into supplemental retirement agreements with its directors. The agreements provide for certain benefits payable to the directors based on the earnings of certain life insurance policies in excess of the Bank’s cost of funds, as defined under the agreements. The cost (benefit) of these agreements was $(34,898) and $26,073 in 2005 and 2004, respectively.
Bank Owned Life Insurance — As discussed above, the Company has purchased approximately $3.9 million of Company owned life insurance on certain key officers (current and former) and directors. (The policies had a cash surrender value of approximately $1.8 million and $1.7 million at September 30, 2005 and 2004, respectively.) The life insurance policies were purchased to offset liabilities associated with certain employee and director benefits. Income earned on the policies will offset the corresponding benefit expenses on these employees and directors as the Company is the beneficiary of the insurance policies. Increases in the cash surrender value of the policies are recorded as a component of non-interest income.
12.	RELATED PARTY TRANSACTIONS
In the normal course of business, loans are made to officers and directors of the Company. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Total loans outstanding to these persons at September 30, 2005 and 2004, amounted to $132,671 and $738,521, respectively. The change from 2004 to 2005 reflects payments of $351,326, advances of $18,418, and reclassifications of $272,942 due to change in employment status.
Deposits from related parties held by the Bank at September 30, 2005 and 2004, amounted to $1,949,291 and $1,819,615, respectively.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
13.	COMMITMENTS AND CONTINGENCIES
Off Balance Sheet Items — At September 30, 2005, the Bank had outstanding loan commitments of approximately $13,358,000 including $6,906,000 in undisbursed construction loans in process, $5,947,000 in unused lines and letters of credit, $172,000 in commitments to originate mortgage loans consisting primarily of 30-day commitments, and $333,000 in undisbursed participation loan commitments. Commitments to originate conventional mortgage loans consisted of fixed rate mortgages for which interest rates had not been established, all having terms ranging from 15 to 30 years.
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
During 2005, the Company’s President and member of the Board of Directors resigned and was paid approximately $228,000 to release any claims under his employment agreement. In relation to the termination, certain benefits payable under the deferred compensation agreement were reduced, and the adjustment of approximately $87,000 was offset against the payment and the net amount is included in the statement of operations as termination expense.
Significant Group Concentrations of Credit Risk — The Company maintains cash balances at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $100,000. At various times throughout the year cash balances held at these insitutions will exceed federally insured limits. Management monitors such accounts and does not consider that such excess exposes the Company to any significant risk.
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2005, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as “well capitalized”.

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total risk-based capital (to risk weighted assets)	$12,012,000	13.08%	≥$7,362,000	≥8.00%	≥$9,202,000	≥10.00%
Tier I capital (to risk weighted assets)	11,580,000	8.34%	≥ 3,681,000	≥4.00%	≥ 5,521,000	≥ 6.00%
Tier I capital (to adjusted total assets)	11,580,000	8.34%	≥ 5,556,000	≥4.00%	≥ 6,945,,000	≥ 5.00%
Tangible equity (to adjusted total assets)	11,580,000	8.34%	≥ 2,778,000	≥2.00%
Tangible capital (to adjusted total assets)	11,580,000	8.34%	≥ 2,084,000	≥1.50%

As of September 30, 2004:
Total risk-based capital (to risk weighted assets)	$11,940,000	13.18%	≥$7,246,000	≥8.00%	≥$9,057,000	≥10.00%
Tier I capital (to risk weighted assets)	11,424,000	12.61%	≥ 3,623,000	≥4.00%	≥ 5,434,000	≥ 6.00%
Tier I capital (to adjusted total assets)	11,424,000	8.08%	≥ 5,659,000	≥4.00%	≥ 7,073,000	≥ 5.00%
Tangible equity (to adjusted total assets)	11,424,000	8.08%	≥ 2,829,000	≥2.00%
Tangible capital (to adjusted total assets)	11,424,000	8.08%	≥ 2,122,000	≥1.50%
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
14.	RETAINED EARNINGS AND REGULATORY CAPITAL (Continued)
Savings institutions with more than a “normal” level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. Management believes that the Bank was in compliance with capital standards at September 30, 2005 and 2004.
Retained earnings at September 30, 2005 and 2004, include approximately $2,400,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for tax computation purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. Retained earnings is also restricted at September 30, 2005, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.
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
(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,042,170	$5,042,170	$5,015,108	$5,015,108
Interest-bearing deposits	871,801	871,801	713,807	713,807
Securities	26,482,705	26,482,705	29,261,966	29,855,216
Loans receivable – net	95,388,729	96,235,820	94,574,236	93,186,318
Accrued interest receivable	656,455	656,455	625,639	625,639

Financial liabilities:
Deposits	101,124,812	101,237,869	97,792,826	97,319,502
Borrowed funds	26,015,861	26,441,624	31,588,773	32,699,122
Accrued interest payable	641,075	641,075	458,017	458,017

43
SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
17.	PARENT COMPANY
The condensed financial information for SouthFirst Bancshares, Inc. (Parent Company) is presented below:
Parent Company
Condensed Statements of Financial Condition
September 30, 2005 and 2004

	2005	2004
ASSETS

Cash and cash equivalents	$21,304	$49,303
Securities available for sale	9,000	12,000
Investment in financial institution subsidiary	10,736,969	10,388,146
Investment in other subsidiaries	1,217,911	1,044,303
Other assets	37,319	24,044

Total Assets	$12,022,503	$11,517,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Borrowed funds	$1,402,861	$902,861
Other liabilities	195,699	259,331

Total liabilities	1,598,560	1,162,192

Stockholders’ equity:
Common stock, $ .01 par value, 2,000,000 shares authorized; 990,241 shares issued and 708,971 shares outstanding in 2005; 990,241 shares issued and 709,406 shares outstanding in 2004	9,996	9,996
Additional paid-in capital	9,839,851	9,838,965
Treasury stock	(3,892,598)	(3,891,155)
Deferred compensation on common stock employee benefit plans	(135,675)	(159,427)
Shares held in trust	(103,483)	(103,483)
Retained earnings	4,874,445	5,195,161
Accumulated other comprehensive income (loss)	(168,593)	(534,453)

Total stockholders’ equity	10,423,943	10,355,604

Total Liabilities and Stockholders’ Equity	$12,022,503	$11,517,796

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
17.	PARENT COMPANY (Continued)
Parent Company
Condensed Statements of Operations
Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Cash dividends from financial institution subsidiary	$—	$1,500,000	$500,000
Interest and dividend income	228	—	10,986
Gain (loss) on sale of securities available-for-sale	—	—	(78,610)
Gain on sale of affiliate	—	25,000	—
Commission income	—	739	95,015

Total income	228	1,525,739	527,391

Expenses:
Interest on borrowed funds	70,955	90,774	67,914
Compensation and benefits	21,750	44,000	62,000
Management fee	30,000	30,000	30,000
Other	72,573	67,470	70,029

	195,278	232,244	229,943

Income (loss) before income taxes	(195,050)	1,293,495	297,448

Income tax benefit	74,119	78,472	76,971

Income (loss) before equity in undistributed earnings of subsidiaries	(120,931)	1,371,967	374,419

Equity in undistributed earnings of subsidiaries (dividends in excess of earnings):
Financial institution	(26,287)	(2,085,177)	(335,185)
Other	180,996	185,275	76,630

	154,709	(1,899,902)	(258,555)

Net income (loss)	$33,778	$(527,935)	$115,864

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
17.	PARENT COMPANY (Continued)
Parent Company
Condensed Statements of Cash Flows
Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Operating Activities:
Net income (loss)	$33,778	$(527,935)	$115,864
Adjustments to reconcile net income (loss) to cash from operating activities:
Equity in undistributed earnings of subsidiaries	(154,709)	1,899,902	258,555
Compensation expense on ESOP and MRP	24,638	25,659	99,864
(Gain) loss on sale of securities available-for-sale	—	—	78,610
Gain on sale of affiliate	—	(25,000)	—
(Increase) decrease in other assets	(13,275)	54,761	20,098
Increase (decrease) in other liabilities	(63,632)	81,872	(47,591)

Net cash provided (used) by operating activities	(173,200)	1,509,259	525,400

Investing Activities:
Investment in subsidiaries, net of dividends received	1,138	(2,510)	(28,730)
Proceeds from sale of affiliate	—	25,000	—

Net cash provided (used) by investing activities	1,138	22,490	(28,730)

Financing Activities:
Acquisition of ESOP and MRP shares	—	3,678	36
Proceeds from borrowed funds	500,000	435,000	1,519,000
Repayment on borrowed funds	—	(1,450,000)	(300,000)
Cash dividends paid	(354,494)	(425,159)	(425,052)
Acquisition of treasury stock	(1,443)	(81,316)	(1,344,245)

Net cash provided (used) by financing activities	144,063	(1,517,797)	(550,261)

Net increase (decrease) in cash and cash equivalents	(27,999)	13,952	(53,591)

Cash and cash equivalents — beginning of year	49,303	35,351	88,942

Cash and cash equivalents — end of year	$21,304	$49,303	$35,351

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
18.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Year Ended September 30, 2005
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Interest and dividend income	$1,936,314	$1,906,174	$1,924,119	$1,886,838
Interest expense	936,869	862,552	816,716	769,713

Net interest income	999,445	1,043,622	1,107,403	1,117,125
Provision for loan losses (benefit)	30,659	(28,270)	79,846	25,000

Net interest income after provision for loan losses	968,786	1,071,892	1,027,557	1,092,125
Non-interest income	986,953	874,411	18,766	772,871
Non-interest expenses	1,690,598	1,531,721	1,868,621	1,667,939

Income (loss) before taxes	265,141	414,582	(822,298)	197,057
Provision for income taxes (benefit)	100,773	157,520	(312,471)	74,882

Net income (loss)	$164,368	$257,062	$(509,827)	$122,175

Earnings (loss) per share:
Basic	$0.23	$0.36	$(0.72)	$0.17
Diluted	$0.23	$0.36	$(0.72)	$0.17

Dividends per share	$0.10	$0.10	$0.15	$0.15

	Year Ended September 30, 2004
	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
Interest and dividend income	$1,791,905	$1,756,364	$1,786,609	$1,786,063
Interest expense	716,855	687,347	708,474	699,651

Net interest income	1,075,050	1,069,017	1,078,135	1,086,412
Provision for loan losses	111,979	9,268	1,235,690	—

Net interest income after provision for loan losses	963,071	1,059,749	(157,555)	1,086,412
Non-interest income	789,051	853,788	909,110	687,564
Non-interest expenses	1,699,529	1,928,324	1,807,634	1,606,829

Income (loss) before taxes	52,593	(14,787)	(1,056,079)	167,147
Provision for income taxes (benefit)	18,838	(4,345)	(401,262)	63,578

Net income (loss)	$33,755	$(10,442)	$(654,817)	$103,569

Earnings (loss) per share:
Basic	$0.05	$(0.01)	$(0.92)	$0.15
Diluted	$0.05	$(0.01)	$(0.92)	$0.14

Dividends per share	$0.15	$0.15	$0.15	$0.15

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
19.	BUSINESS SEGMENT INFORMATION

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

The following table presents financial information for each reportable segment:

	September 30, 2005
		Employee Benefits
	Banking Activities	Consulting	Total
Interest and dividend income	$7,620,978	$32,467	$7,653,445
Interest expenses	3,385,850	—	3,385,850

Net interest income	4,235,128	32,467	4,267,595
Provision for loan losses	107,235	—	107,235

Net interest income after provision for loan losses	4,127,893	32,467	4,160,360
Non-interest income	922,541	1,730,460	2,653,001
Non-interest expenses	5,287,879	1,471,000	6,758,879

Income (loss) before income taxes	(237,445)	291,927	54,482
Provision for income taxes (benefit)	(90,227)	110,931	20,704

Net income (loss)	$(147,218)	$180,996	$33,778

Depreciation and amortization included in other expenses	$317,811	$70,853	$388,664

Total assets at year-end	$137,689,356	$1,772,084	$139,461,440

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

(Continued)

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
19.	BUSINESS SEGMENT INFORMATION (Continued)

Following are reconciliations (where applicable) to corresponding totals in the accompanying consolidated financial statements.

	2005	2004
ASSETS

Total assets for reportable segments	$139,461,440	$142,251,655
Elimination of intercompany receivables	(323,916)	(718,498)

Consolidated assets	$139,137,524	$141,533,157