Form 10QSB
period 2005-12-31
SOUTHFIRST BANCSHARES INC
filed 2006-02-14
CIK 925963

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended:	Commission File Number
December 31, 2005	1-13640
SOUTHFIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1121255

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 North Norton Avenue, Sylacauga, Alabama	35150

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	256-245-4365

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No
State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share	708,871 shares
Class	Outstanding at January 31, 2006
Transitional Small Business Disclosure Format ☐ Yes     ☑ No

SOUTHFIRST BANCSHARES, INC.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements
Consolidated Statements of Financial Condition
December 31, 2005 (Unaudited) and September 30, 2005

	December 30,	September 30,
	2005	2005
	(Unaudited)
Assets
Cash and cash equivalents	$4,589,587	$5,042,170
Interest-bearing deposits in other financial institutions	857,967	871,801
Securities available-for-sale, at fair value	25,413,874	26,482,705

Loans receivable	95,640,826	95,907,301
Less allowance for loan losses	(532,964)	(518,572)

Net loans	95,107,862	95,388,729

Loans held for sale at cost (which approximates fair value)	—	948,250
Foreclosed assets, net	374,063	255,470
Premises and equipment, net	4,620,173	4,645,624
Federal Home Loan Bank stock, at cost	1,479,200	1,218,200
Goodwill	543,706	543,706
Accrued interest receivable	548,579	656,455
Other assets	2,582,844	3,084,414

Total Assets	$136,117,855	$139,137,524

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,338,184	$4,232,573
Interest bearing	91,267,403	96,892,239

Total deposits	96,605,587	101,124,812

Advances by borrowers for property taxes and insurance	196,702	237,052
Accrued interest payable	717,369	641,075
Borrowed funds	27,872,861	26,015,861
Accrued expenses and other liabilities	523,318	694,781

Total liabilities	125,915,837	128,713,581

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized; 990,241 shares issued and 708,871 shares outstanding at December 31, 2005; 990,241 shares issued and 708,971 shares outstanding at September 30, 2005	9,996	9,996
Additional paid-in capital	9,839,851	9,839,851
Treasury stock, at cost (281,370 shares at December 31, 2005 and 281,270 at September 30, 2005)	(3,893,823)	(3,892,598)
Deferred compensation on common stock employee benefit plans	(129,737)	(135,675)
Shares held in trust at cost (9,402 shares at December 31, 2005 and September 30, 2005)	(103,483)	(103,483)
Retained earnings	4,828,007	4,874,445
Accumulated comprehensive other income (loss)	(348,793)	(168,593)

Total stockholders’ equity	10,202,018	10,423,943

Total Liabilities and Stockholders’ Equity	$136,117,855	$139,137,524

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
for the Three Months Ended December 31, 2005 and 2004

	2005	2004
Interest and dividend income:
Interest and fees on loans	$1,630,788	$1,493,102
Interest income on deposits in other financial institutions	24,624	16,750
Interest and dividend income on securities available-for-sale	319,869	165,338
Interest income on securities held-to-maturity	—	211,648

Total interest and dividend income	1,975,281	1,886,838

Interest expense:
Interest on deposits	635,063	476,497
Interest on borrowed funds	343,464	293,216

Total interest expense	978,527	769,713

Net interest income	996,754	1,117,125

Provision for loan losses	53,237	25,000

Net interest income after provision for loan losses	943,517	1,092,125

Other income:
Service charges and other fees	141,278	126,928
Employee benefit trust and consulting fees	375,322	365,049
Gain on sale of loans	133,950	186,690
Gain (loss) on sale of foreclosed assets	(862)	(2,102)
Gain (loss) on sale of equipment	—	3,500
Other	100,354	92,806

Total other income	750,042	772,871

Other expenses:
Compensation and benefits	949,666	985,861
Net occupancy expense	109,624	109,120
Furniture and fixtures	133,199	123,030
Data processing	68,706	85,381
Office supplies and expense	116,846	96,320
Deposit insurance premiums	27,502	26,795
Legal	24,996	52,800
Other professional services	61,173	67,815
Other	161,987	120,817

Total other expenses	1,653,699	1,667,939

Income before income taxes	39,860	197,057

Income tax expense	15,411	74,882

Net income	$24,449	$122,175

Earnings per share:
Basic	0.03	0.17
Diluted	0.03	0.17
Cash dividends declared	0.10	0.15
Weighted average shares outstanding:
Basic	708,885	709,406
Diluted	713,003	732,548
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended December 31, 2005

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Other	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Income (Loss)	Equity
Balance at September 30, 2005	$9,996	$9,839,851	$(3,892,598)	$(135,675)	$(103,483)	$4,874,445	$(168,593)	$10,423,943

Comprehensive income:
Net income						24,449		24,449

Change in net unrealized gain on available-for-sale securities, net of reclassification adjustments and income taxes of $110,446							(180,200)	(180,200)

Total comprehensive income								(155,751)

Vesting of deferred compensation shares				5,938				5,938
Acquisition of treasury stock			(1,225)					(1,225)
Cash dividends declared						(70,887)		(70,887)

Balance at December 31, 2005	$9,996	$9,839,851	$(3,893,823)	$(129,737)	$(103,483)	$4,828,007	$(348,793)	$10,202,018

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2005 and 2004

	2005	2004
Operating activities:
Net income	$24,449	$122,175

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	53,237	25,000
Depreciation and amortization	95,794	99,232
Gain on sale of loans	(133,950)	(186,690)
Increase (decrease) in deferred loan origination fees	(11,470)	34,806
Net amortization of premium/discount on investment securities	8,479	(343)
Loss on sale of foreclosed assets	862	2,102
Gain on sale of premises and equipment	—	(3,500)
Loans originated for sale	(4,846,691)	(7,997,975)
Proceeds from sale of loans	5,928,891	7,821,272
(Increase) decrease in accrued interest receivable	107,876	(89,367)
(Increase) decrease in other assets	501,570	391,343
Deferred compensation expense	5,938	5,938
Increase (decrease) in accrued interest payable	76,294	50,308
Increase (decrease) in accrued expenses and other liabilities	(61,018)	(430,697)

Net cash provided (used) by operating activities	1,750,261	(156,396)

Investing activities:
Net change in interest-bearing deposits in other financial institutions	13,834	(6,678)
Proceeds from calls and maturities of securities available-for-sale	769,707	439,587
Purchase of Federal Home Loan Bank stock	(261,000)	(79,500)
Net (increase) decrease in loans	239,100	(2,176,267)
Purchase of premises and equipment	(70,343)	(50,427)
Proceeds from sale of foreclosed assets	8,613	3,800
Proceeds from sale of other assets	—	3,500
Transfer from loans of repossessed assets	(128,068)	(73,922)

Net cash provided (used) by investing activities	571,843	(1,939,907)

(Continued)
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Three Months Ended December 31, 2005 and 2004

	2005	2004
Financing activities:
Increase (decrease) in deposits	$(4,519,225)	$6,254,014
Decrease in advances by borrowers for property taxes and insurance	(40,350)	(113,573)
Proceeds from borrowed funds	16,479,000	20,747,448
Repayment of borrowed funds	(14,622,000)	(24,199,580)
Cash dividends paid	(70,887)	(106,485)
Acquisition of Treasury shares	(1,225)	—

Net cash provided (used) by financing activities	(2,774,687)	2,581,824

Increase (decrease) in cash and cash equivalents	(452,583)	485,521
Cash and cash equivalents at beginning of period	5,042,170	5,015,108

Cash and cash equivalents at end of period	$4,589,587	$5,500,629

Supplemental information on cash payments:
Interest paid	$902,233	$719,405

Income taxes paid	$3,600	$36,000

Supplemental information on non-cash transactions:
Real estate obtained through foreclosure	$98,513	$66,284

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2005 and 2004
(1) Basis of Presentation
The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.
Information filed on this Form 10-QSB as of and for the quarter ended December 31, 2005, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, SouthFirst Bank, a federally chartered savings association (“SouthFirst Bank”), and SouthFirst Financial Services, Inc., an insurance product and financial services provider (“SouthFirst Financial”), and SouthFirst Bank’s wholly-owned subsidiaries, Pension & Benefit Trust Company, a Montgomery, Alabama-based employee benefits consulting firm (“Pension & Benefit”), and SouthFirst Mortgage, Inc., a Birmingham, Alabama based residential construction loan and mortgage loan origination office (“SouthFirst Mortgage”). Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”
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
(2) New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrant’s first fiscal year that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 3, and is currently evaluating the impact the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations.
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
Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at September 30, 2005	38,796	$11.51	46,477	$13.15
Exercised	—		—
Forfeited	—		—

Outstanding at December 31, 2005	38,796	$11.51	46,477	$13.15

     Information pertaining to options outstanding at December 31, 2005, is as follows:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$9.75	15,547	1.84 years		15,547
$9.92	9,000	5.92 years		7,200
$12.10	38,200	6.79 years		22,920
$15.75	22,526	2.07 years		22,526

Outstanding at December 31, 2005	85,273	4.55 years	$12.41	68,193	$12.54

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

	Three Months Ended
	December 31,
	2005	2004
Net income, as reported	$24,449	$122,175

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(580)	(643)

Pro forma net income	$23,869	$121,532

Earnings per share:
Basic — as reported	.03	.17
Basic — pro forma	.03	.17
Diluted — as reported	.03	.17
Diluted — pro forma	.03	.17
Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.
There were no options granted during the three months ended December 31, 2005 or 2004.
(4)   Earnings Per Share
Basic earnings per share were computed by dividing net income by the weighted average number of             shares of common stock outstanding during the three month periods ended December 31, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option plan trusts. Diluted earnings per share for the three month periods ended December 31, 2005 and 2004, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.
The following table represents the earnings per share calculations for the three months ended December 31, 2005 and 2004:

			Earnings
	Income	Shares	Per Share
For the Three Months Ended December 31, 2005:
Basic earnings	$24,449	708,885	$0.03

Dilutive Securities:
Stock Option Plan shares	—	4,118

Dilutive earnings	$24,449	713,003	$0.03

For the Three Months Ended December 31, 2004:
Basic earnings	$122,175	709,406	$0.17

Dilutive Securities:
Stock Option Plan shares	—	23,142

Dilutive earnings	$122,175	732,548	$0.17

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
The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 on Form 10-KSB. The following table presents financial information for each reportable segment:

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$1,965,292	$9,989	$1,975,281	$1,879,496	$7,342	$1,886,838
Interest expenses	978,527	—	978,527	769,713	—	769,713

Net interest income	986,765	9,989	996,754	1,109,783	7,342	1,117,125
Provision for loan losses	53,237	—	53,237	25,000	—	25,000

Net interest income after provision for loan losses	933,528	9,989	943,517	1,084,783	7,342	1,092,125

Other income	371,720	378,322	750,042	404,760	368,111	772,871

Other expenses	1,242,217	411,482	1,653,699	1,298,876	369,063	1,667,939

Income (loss) before income taxes	63,031	(23,171)	39,860	190,667	6,390	197,057

Income taxes	24,215	(8,804)	15,411	72,453	2,429	74,882

Net income (loss)	$38,816	$(14,367)	$24,449	$118,214	$3,961	$122,175

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.
(6)   Subsequent Event
On January 25, 2006, the Company declared a regular $0.10 per share cash dividend on the Company’s outstanding stock, payable on February 20, 2006, to stockholders of record as of February 4, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVIEW OF RESULTS OF OPERATIONS
Overview
Net income for the first quarter of fiscal year 2006, which ended December 31, 2005, decreased $97,726, or 80.0%, to $24,449 when compared to the same period in fiscal year 2005. Net interest income decreased $120,371, or 10.8%, for the first quarter of fiscal year 2006, compared to the same period in fiscal year 2005. Non-interest income decreased $22,829, or 3.0%, for the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005, while non-interest expense decreased $14,240, or 0.9%.
Primary earnings per common share, based on weighted average shares outstanding, was $.03 and $.17 for the three months ended December 31, 2005 and 2004, respectively.
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
As of December 31, 2005, the interest rate spread decreased 28 basis points as rates earned on interest-earning assets increased 54 basis points to 6.43%, while the cost of funds increased 82 basis points to 3.25% compared to the same three-month period ending December 31, 2004. The change in the interest rate spread occurring during the three-month interval is a result of increases in interest rates. The average balance of interest-earning assets decreased approximately $5.2 million, or 4.1%, from approximately $128.1 million to approximately $122.9 million while the average balance of interest-bearing liabilities decreased approximately $6.3 million, or 5.0%, from approximately $126.7 million to approximately $120.4 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in a decrease in net interest income of approximately $120,000, or 10.8%, for the three months ended December 31, 2005.
Provision for Loan Losses
Provision for loan losses reflects an increase in the amount of $28,237 for the three-month period ending December 31, 2005, when compared to the same period in fiscal year 2004.
Other Income
For the three-month period ended December 31, 2005, total non-interest income decreased by approximately $23,000 to $750,042, compared to the same period in fiscal year 2004. This decrease was primarily the result of a decrease of approximately $53,000 in gains on sales of loans. This decrease was partially offset by increases in service charges and other fees, employee benefit consulting fees and other income of approximately $14,000, $10,000 and $8,000, respectively. The loss from the sale of assets decreased approximately $2,000 between the two periods ended December 31, 2005 and 2004.
Other Expenses
For the three month period ended December 31, 2005, total non-interest expense decreased approximately $14,000 to $1,653,699 from $1,667,939 for the three-month period ended December 31, 2004. This decrease resulted primarily from a decrease in compensation and benefits, data processing and legal expenses of approximately $36,000, $17,000 and $28,000, respectively. Offsetting these decreases in expenses are increases in furniture and fixtures expense, office supplies and other expenses of approximately $10,000, $20,000 and $41,000, respectively. Net occupancy expenses and deposit insurance premiums expense remained constant between the two periods ended December 31, 2005 and 2004, at $109,000 and $27,000, respectively.
Income Taxes
The Company’s effective tax rate for the three-month periods ended December 31, 2005 and 2004, was 38.7% and 38.0%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense decreased approximately $59,000, or 79.4%, to $15,411 for the three months ended December 31, 2005, as compared to $74,882 for the three months ended December 31, 2004, due to the decrease in pre-tax earnings.
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

	At or for the three months
	ended December 31,
	2005	2004
Return on assets	0.07%	0.34%
Return on equity	0.96%	4.72%
Equity to asset ratio	7.46%	7.20%
Interest rate spread	3.18%	3.46%
Net interest margin	3.24%	3.49%
Total risk-based capital	13.22%	13.19%
Non-performing loans to loans	1.56%	1.19%
Allowance for loan losses to loans	0.55%	0.95%
Allowance for loan losses to average non-performing loans	35.47%	80.29%
Ratio of net charge-offs to average loans outstanding	0.04%	0.00%
Book value per common share outstanding	$14.39	$14.60
Significant factors affecting SouthFirst’s financial condition during the three months ended December 31, 2005 are detailed below:
Assets
Total assets decreased approximately $3,020,000, or 2.2%, from $139,137,524 at September 30, 2005, to $136,117,855 at December 31, 2005. Cash and amounts due from banks decreased approximately $453,000, or 9.0%, as a result of a decrease in total deposits which occurred during the period. Investment securities, available for sale, decreased approximately $1,069,000, or 4.0%, which occurred primarily in mortgage-backed securities as a result of faster pre-payment speeds. Net loans decreased slightly from $95,388,729 at September 30, 2005, to $95,107,862 at December 31, 2005, while loans held for sale decreased approximately $948,000, or 100.0%, during the quarter. Other decreases in assets occurred in interest earning assets in other financial institutions, premises and equipment, accrued interest receivable and other for approximately $14,000, or 1.6%, $25,000, or 0.5%, $108,000, or 16.4%, and $502,000, or 16.3%, respectively. Increases in assets occurred in Federal Home Loan Bank stock and foreclosed assets of approximately $261,000, or 21.4%, and $119,000, or 46.4%, respectively. Goodwill remained the same during the period at approximately $544,000.
Liabilities
Total liabilities decreased approximately $2,798,000, or 2.2%, from $128,713,581 at September 30, 2005, to $125,915,837 at December 31, 2005. Deposits decreased approximately $4,519,000, or 4.5%, during the period, which represents a decrease in certificates of deposit of approximately $5,900,000, and an increase in checking and other savings accounts of approximately $1,381,000. The large decrease in certificates of deposit represents the maturity and roll off of various types of brokered certificates of deposit which occurred during the period. Borrowed funds increased $1,857,000, or 7.1%, which represents an increase in short term borrowings from the Federal Home Loan Bank of Atlanta (the “FHLBA”) of $5,800,000 and a decrease of $3,943,000 in short-term reverse repurchase agreements with Morgan Keegan & Company. The increase in borrowed funds was used primarily to meet deposit demand in the roll off of the above-mentioned brokered certificates of deposit. Other decreases in liabilities occurred in advances by borrowers for property taxes and insurance and other liabilities of approximately $40,000, or 17.0%, and $171,000, or 24.7%, respectively. Accrued interest payable increased approximately $76,000, or 11.9%.
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
At December 31, 2005, the allowance for loan losses was $532,964 compared to $518,572 at September 30, 2005, which represents an increase of approximately $14,000. Non-performing loans at December 31, 2005, were approximately $1,503,000 as compared to approximately $875,000 at September 30, 2005. At December 31, 2005, and September 30, 2005, the allowance for loan losses represented 0.55% and 0.53% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing SouthFirst Bank.
Liquidity and Funding Sources
The Asset and Liability Committee of SouthFirst Bank’s board of directors monitors and manages the liquidity needs of the Company to ensure that there is sufficient cash flow to satisfy demand for credit and deposit withdrawals, to fund operations and to meet other Company obligations and commitments on a timely and cost effective basis. Under current regulations, SouthFirst Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The requirement to maintain a specific minimum amount of liquid assets, established by previous regulation, has been eliminated. Presently, there is no specific standard or guideline regarding the application of the current regulatory requirement.
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
As of December 31, 2005, SouthFirst Bank’s average daily balance of liquid assets was approximately 18.1% of its September 30, 2005, liquidity base, exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,066,000 in cash and cash equivalents and approximately $20,038,000 in other qualifying assets. In addition, as of December 31, 2005, the fair market value of the company’s investment securities portfolio available-for-sale was approximately $25,414,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.
With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of December 31, 2005, the amount of deposits was $96,605,587, which represents a decrease of approximately $4,519,000 from the amount of deposits at September 30, 2005.
Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of December 31, 2005, the Company had a line of credit, based on prime, with First Commercial Bank in the amount of $2,500,000, which presently is scheduled to mature in June 2006, and of which there is an outstanding balance at December 31, 2005, of approximately $1,403,000. At December 31, 2005, the Company had outstanding balances with the FHLBA of approximately $26,470,000.
SouthFirst Bank also has the approval for short-term borrowings through reverse repurchase agreements with Morgan Keegan & Company. As of December 31, 2005, there was no outstanding borrowings in reverse repurchase agreements.
Management believes that the Company’s liquidity and existing funding sources are adequate to ensure sufficient cash flow to satisfy demand for credit and any deposit withdrawals, to fund operations and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.
Capital Adequacy and Resources
Management is committed to maintaining SouthFirst Bank’s capital at a level that would be sufficient to protect depositors, provide for reasonable growth, and comply fully with all regulatory requirements. Management’s strategy to meet this commitment is to retain sufficient earnings while providing a reasonable return on equity.
The Office of Thrift Supervision has issued guidelines identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. SouthFirst Bank has satisfied its capital requirements primarily through the retention of earnings.
As of December 31, 2005, SouthFirst Bank has satisfied all regulatory capital requirements. SouthFirst Bank’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$11,635,000	8.55%
Core capital	11,635,000	8.55%
Tier-based capital	12,134,000	13.22%
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

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1: Legal Proceedings
In the normal course of business, SouthFirst and SouthFirst Bank from time to time are involved in legal proceedings. Management believes that there are no pending or threatened legal proceedings which, upon resolution, are expected to have a material effect upon SouthFirst’s or SouthFirst Bank’s financial condition.
Item 6: Exhibits and Reports on Form 8-K
(a)	Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2006.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2006.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2006.
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
No reports on Form 8-K were filed during the current quarter.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.
Date: February 14, 2006	By:	/s/ Sandra H. Stephens
Sandra H. Stephens
Chief Executive Officer (principal executive officer)

Date: February 14, 2006	By:	/s/ Janice Browning
Janice Browning
Controller, Treasurer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2006.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2006.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2006.