Form 10QSB
period 2006-03-31
SOUTHFIRST BANCSHARES INC
filed 2006-05-15
CIK 925963

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2006
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
                    ☐   Yes                                         ☑   No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐              ☑ No
State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.01 per share	708,671 shares

Class	Outstanding at May 3, 2006
Transitional Small Business Disclosure Format      ☐   Yes           ☑   No

SOUTHFIRST BANCSHARES, INC.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements
Consolidated Statements of Financial Condition
March 31, 2006 (Unaudited) and September 30, 2005

	March 31,	September 30,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$4,924,275	$5,042,170
Interest-bearing deposits in other financial institutions	870,158	871,801
Securities available-for-sale, at fair value	25,070,581	26,482,705

Loans receivable	99,720,497	95,907,301
Less allowance for loan losses	(492,367)	(518,572)

Net loans	99,228,130	95,388,729

Loans held for sale at cost (which approximates fair value)	831,990	948,250
Foreclosed assets, net	843,348	255,470
Premises and equipment, net	3,105,672	4,645,624
Federal Home Loan Bank stock, at cost	1,463,900	1,218,200
Goodwill	543,706	543,706
Accrued interest receivable	718,407	656,455
Other assets	2,566,751	3,084,414

Total Assets	$140,166,918	$139,137,524

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$4,727,593	$4,232,573
Interest bearing	95,703,592	96,892,239

Total deposits	100,431,185	101,124,812

Advances by borrowers for property taxes and insurance	137,533	237,052
Accrued interest payable	730,820	641,075
Borrowed funds	28,004,828	26,015,861
Accrued expenses and other liabilities	545,748	694,781

Total liabilities	129,850,114	128,713,581

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,241 shares issued and 708,671 shares outstanding at March 31, 2006 990,241 shares issued and 708,971 shares outstanding at September 30, 2005	9,996	9,996
Additional paid-in capital	9,839,851	9,839,851
Treasury stock, at cost (281,570 shares at March 31, 2006 and 281,270 shares at September 30, 2005)	(3,896,213)	(3,892,598)
Deferred compensation on common stock employee benefit plans	(123,798)	(135,675)
Shares held in trust at cost (9,402 shares at March 31, 2006 and September 30, 2005)	(103,483)	(103,483)
Retained earnings	4,986,734	4,874,445
Accumulated comprehensive other income (loss)	(396,283)	(168,593)

Total stockholders’ equity	10,316,804	10,423,943

Total Liabilities and Stockholders’ Equity	$140,166,918	$139,137,524

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
for the Six and Three Months Ended March 31, 2006 and 2005

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$3,313,118	$3,019,752	$1,682,330	$1,526,651
Interest income on deposits in other financial institutions	52,722	33,684	28,098	16,935
Interest and dividend income on securities available-for-sale	637,274	326,007	317,405	160,668
Interest and dividend income on securities held-to-maturity	—	431,513	—	219,865

Total interest and dividend income	4,003,114	3,810,956	2,027,833	1,924,119

Interest expense:
Interest on deposits	1,300,040	1,002,818	664,977	526,321
Interest on borrowed funds	721,693	583,611	378,229	290,395

Total interest expense	2,021,733	1,586,429	1,043,206	816,716

Net interest income	1,981,381	2,224,527	984,627	1,107,403

Provision for loan losses (benefit)	11,239	104,846	(41,998)	79,846

Net interest income after provision for loan losses	1,970,142	2,119,681	1,026,625	1,027,557

Other income:
Service charges and other fees	274,108	228,794	132,830	101,866
Employee benefit trust and consulting fees	847,967	761,009	472,645	395,961
Gain on sale of loans	263,021	322,355	129,071	135,665
Gain (loss) on sale of foreclosed assets	(13,816)	(11,216)	(12,954)	(9,115)
Gain (loss) on sale of premises and equipment	182,579	5,827	182,579	2,327
Gain (loss) on sale of securities held-to-maturity	—	(701,099)	—	(701,099)
Other	222,943	185,968	122,589	93,161

Total other income	1,776,802	791,638	1,026,760	18,766

Other expenses:
Compensation and benefits	1,900,588	1,962,603	950,922	976,742
Net occupancy expense	215,850	216,505	106,226	107,385
Furniture and fixtures	266,861	251,972	133,662	128,942
Data processing	143,295	168,456	74,589	83,076
Office supplies and expense	224,578	211,530	107,732	115,211
Deposit insurance premiums	43,801	53,921	16,299	27,126
Legal	49,992	105,600	24,996	52,800
Other professional services	116,637	136,302	55,464	68,487
Termination expense	—	140,941	—	140,941
Other	375,891	288,728	213,903	167,911

Total other expenses	3,337,493	3,536,558	1,683,793	1,868,621

Income (loss) before income taxes	409,451	(625,239)	369,592	(822,298)

Income tax expense (benefit)	155,388	(237,589)	139,977	(312,471)

Net income (loss)	$254,063	$(387,650)	$229,615	$(509,827)

Earnings (loss) per share:
Basic	0.36	(0.55)	0.32	(0.72)
Diluted	0.36	(0.55)	0.32	(0.72)
Cash dividends declared	0.20	0.30	0	0.15
Weighted average shares outstanding:
Basic	708,865	709,406	708,844	709,406
Diluted	713,340	709,406	713,386	709,406

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Six Months Ended March 31, 2006

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Other	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	Income (Loss)	Equity
Balance at September 30, 2005	$9,996	$9,839,851	$(3,892,598)	$(135,675)	$(103,483)	$4,874,445	$(168,593)	$10,423,943

Comprehensive income:
Net income						254,063		254,063

Change in net unrealized loss on available-for-sale securities, net of reclassification adjustments and income taxes of $139,553							(227,690)	(227,690)

Total comprehensive income								26,373

Vesting of deferred compensation shares				11,877				11,877
Acquisition of treasury stock			(3,615)					(3,615)
Cash dividends declared						(141,774)		(141,774)

Balance at March 31, 2006	$9,996	$9,839,851	$(3,896,213)	$(123,798)	$(103,483)	$4,986,734	$(396,283)	$10,316,804

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended March 31, 2006 and 2005

	2006	2005
Operating activities:
Net income (loss)	$254,063	$(387,650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	11,239	104,846
Depreciation and amortization	190,509	197,259
Loss on sale of securities held-to-maturity	—	701,099
Gain on sale of loans	(263,021)	(322,355)
Increase (decrease) in deferred loan origination fees	(7,427)	30,457
Net amortization of premium/discount on securities available-for-sale	14,561	(629)
(Gain) loss on sale of other property owned	(182,579)	(5,827)
(Gain) loss on sale of foreclosed assets	13,816	11,216
Loans originated for sale	(11,478,924)	(12,370,645)
Proceeds from sale of loans	11,858,205	13,400,714
(Increase) decrease in accrued interest receivable	(61,952)	74,924
(Increase) decrease in other assets	517,663	(242,716)
Deferred compensation expense	11,877	11,877
Increase (decrease) in accrued interest payable	89,745	97,473
Increase (decrease) in accrued expenses and other liabilities	(9,481)	(376,378)

Net cash provided by operating activities	958,294	923,665

Investing activities:
Net change in interest-bearing deposits in other financial institutions	1,643	(14,244)
Proceeds from calls and maturities of securities available-for-sale	1,380,321	865,504
Purchase of securities available-for-sale	(350,000)	(14,992,500)
Proceeds from sale of securities held-to-maturity	—	15,297,145
Purchase of Federal Home Loan Bank stock	(245,700)	(101,200)
Net (increase) decrease in loans	(3,843,213)	(1,552,875)
Purchase of premises and equipment	(102,021)	(137,994)
Proceeds from sale of foreclosed assets	21,848	10,800
Proceeds from sale of other assets	1,634,043	8,500
Transfer from loans of repossessed assets	(623,542)	(1,124,870)

Net cash used in investing activities	(2,126,621)	(1,741,734)

(Continued)
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended March 31, 2006 and 2005

	2006	2005
Financing activities:
Increase (decrease) in deposits	$(693,627)	$6,096,806
Proceeds from borrowed funds	26,138,828	35,028,468
Repayment of borrowed funds	(24,149,861)	(40,759,880)
Cash dividends paid	(141,774)	(212,993)
Acquisition of treasury stock	(3,615)	—
Decrease in advances by borrowers for property taxes and insurance	(99,519)	(80,660)

Net cash provided by financing activities	1,050,432	71,741

Increase (decrease) in cash and cash equivalents	(117,895)	(746,328)
Cash and cash equivalents at beginning of period	5,042,170	5,015,108

Cash and cash equivalents at end of period	$4,924,275	$4,268,780

Supplemental information on cash payments:
Interest paid	$1,931,988	$1,488,956

Income taxes paid	$18,600	$36,000

Supplemental information on non-cash transactions:
Real estate obtained through foreclosure	$661,227	$1,082,756

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006 and 2005
(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended March 31, 2006, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, SouthFirst Bank (“SouthFirst Bank”) and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and SouthFirst Bank’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

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

(2)	Stock Listing

On February 21, 2006, the Company filed an application with the Securities & Exchange Commission to withdraw its common stock from listing and registration on the American Stock Exchange. The request was made due to the limited number of stockholders, the limited volume of trading, and the cost associated with maintaining status as a listed company. The application was approved effective March 28, 2006. The Company has made arrangements with Howe Barnes Investments, Inc., an Illinois corporation, for it to act as a market maker for the Company’s common stock on the Over the Counter Bulletin Board (OTCBB).

(3)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrant’s first fiscal year that begins after December 15, 2005. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 4, and is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations.
(4)	Stock-Based Compensation Plans

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at September 30, 2005	38,796	$11.51	46,477	$13.15
Exercised	—		—
Forfeited	—		—

Outstanding at March 31, 2006	38,796	$11.51	46,477	$13.15

Information pertaining to options outstanding at March 31, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$9.75	15,547	1.59		15,547
$9.92	9,000	5.67		7,200
$12.10	38,200	6.54		22,920

		Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$15.75	22,526	1.82		22,526

Outstanding at March 31, 2006	85,273	4.30	$12.41	68,193	$12.54

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

	Six Months Ended		Three Months Ended
	March 31		March 31
	2006	2005	2006	2005
Net income (loss), as reported	$254,063	$(387,650)	$229,615	$(509,827)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,159)	(1,180)	(579)	(537)

Pro forma net income (loss)	$252,904	$(388,830)	$229,036	$(510,364)

Earnings (loss) per share:
Basic — as reported	$.36	$(.55)	$.32	$(.72)
Basic — pro forma	.36	(.55)	.32	(.72)
Diluted — as reported	.36	(.55)	.32	(.72)
Diluted — pro forma	.35	(.55)	.32	(.72)
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

There were no options granted during the six months ended March 31, 2006 or 2005.

(5)	Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six and three month periods ended March 31, 2006 and 2005. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option plan trusts. Diluted earnings per share for the six and three month periods ended March 31, 2006 and 2005, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three months ended March 31, 2006 and 2005:

			Earnings
	Income	Shares	Per Share
For the Three Months Ended March 31, 2006:
Basic earnings	$229,615	708,844	$.32

Dilutive Securities:
Stock Option Plan shares	—	4,542

Dilutive earnings	$229,615	713,386	$.32

For the Three Months Ended March 31, 2005:
Basic earnings (loss)	$(509,827)	709,406	$(.72)

Dilutive Securities:
Stock Option Plan shares	—	—

Dilutive earnings (loss)	$(509,827)	709,406	$(.72)

For the Six Months Ended March 31, 2006:
Basic earnings	$254,063	708,865	$.36

Dilutive Securities:
Stock Option Plan shares	—	4,475

Dilutive earnings	$254,063	713,340	$.36

For the Six Months Ended March 31, 2005:
Basic earnings (loss)	$(387,650)	709,406	$(.55)

Dilutive Securities:
Stock Option Plan shares	—	—

Dilutive earnings (loss)	$(387,650)	709,406	$(.55)

Options on 60,726 and 22,526 shares of common stock in 2006 and 2005 were not included in computing diluted earnings per share because their effects were anti-dilutive.

(6)	Investment Securities

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

(7)	Business Segment Information

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 7 on Form 10-KSB. The following table presents financial information for each reportable segment:

	Six Months Ended March 31, 2006			Six Months Ended March 31, 2005
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$3,983,191	$19,923	$4,003,114	$3,795,933	$15,023	$3,810,956
Interest expenses	2,021,733	—	2,021,733	1,586,429	—	1,586,429

Net interest income	1,961,458	19,923	1,981,381	2,209,504	15,023	2,224,527
Provision for loan losses	11,239	—	11,239	104,846	—	104,846

Net interest income after provision for loan losses	1,950,219	19,923	1,970,142	2,104,658	15,023	2,119,681

Other income	916,714	860,088	1,776,802	22,240	769,398	791,638

Other expenses	2,503,468	834,025	3,337,493	2,791,876	744,682	3,536,558

Income (loss) before income taxes	363,465	45,986	409,451	(664,978)	39,739	(625,239)

Income taxes	137,913	17,475	155,388	(252,689)	15,100	(237,589)

Net income (loss)	$225,552	$28,511	$254,063	$(412,289)	$24,639	$(387,650)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$2,017,899	$9,934	$2,027,833	$1,916,437	$7,682	$1,924,119
Interest expenses	1,043,206	—	1,043,206	816,716	—	816,716

Net interest income	974,693	9,934	984,627	1,099,721	7,682	1,107,403
Provision for loan losses	(41,998)	—	(41,998)	79,846	—	79,846

Net interest income after provision for loan losses	1,016,691	9,934	1,026,625	1,019,875	7,682	1,027,557

Other income	544,994	481,766	1,026,760	(382,522)	401,288	18,766

Other expenses	1,261,250	422,543	1,683,793	1,493,001	375,620	1,868,621

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Income (loss) before income taxes	300,435	69,157	369,592	(855,648)	33,350	(822,298)

Income taxes	113,698	26,279	139,977	(325,143)	12,672	(312,471)

Net income (loss)	$186,737	$42,878	$229,615	$(530,505)	$20,678	$(509,827)

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(8)	Subsequent Event

On April 19, 2006, the Company declared a regular $0.10 per share cash dividend on the Company’s outstanding stock, payable on May 15, 2006, to stockholders of record as of April 29, 2006.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVIEW OF RESULTS OF OPERATIONS
Overview
Net income for the three month and six month periods ended March 31, 2006, increased $739,442 and $641,713, respectively, compared to the same periods in fiscal 2005. Net interest income, after the provision for loan losses, decreased $932 for the three months ended March 31, 2006, and decreased $149,539 for the six months ended March 31, 2006, compared to the same periods in fiscal 2005. These decreases are primarily attributable to a reduction in net interest income before the provision for loan losses of $122,776 and $243,146 for the three and six months ended March 31, 2006, respectively. Offsetting these reductions in net interest income are decreases in the expense for provision for loan losses of $121,844 and $93,607 for the three and six month periods ended March 31, 2006, respectively. The analysis of the allowance for loan losses is discussed below under the heading “Provision for Loan Losses.” Non-interest income increased $1,007,994, or 5371.4%, for the three month period ended March 31, 2006, and increased $985,164, or 124.4%, for the six month period ended March 31, 2006, when compared to the same periods in fiscal 2005. Non-interest expense decreased $184,828, or 9.9%, for the three month period ended March 31, 2006, and decreased $199,065, or 5.6%, for the six month period ended March 31, 2006, compared to the same periods in fiscal 2005.
Primary earnings (loss) per common share, based on weighted-average shares outstanding was $.32 and $(.72) for the three months ended March 31, 2006 and 2005, respectively, and $.36 and $(.55) for the six months ended March 31, 2006 and 2005, respectively.
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
As of March 31, 2006, the interest rate spread decreased 38 basis points as rates earned on interest-earning assets increased 44 basis points to 6.49%, while the cost of funds increased 83 basis points to 3.42% compared to the same three-month period ending March 31, 2005. The change in the interest rate spread is a result of the increase in interest rates. The average balance of interest-earning assets decreased approximately $2.3 million, or 1.8%, from $127.2 million to $124.9 million, while the average balance of interest-bearing liabilities decreased approximately $4.1 million, or 3.3%, from $126.2 million to $122.1 million. The combined effect of the decreases in average balances and the changes in rates discussed above resulted in a decrease in the interest rate spread from 3.46% to 3.08%, and a decrease in net interest income of approximately $123,000, or 11.1%, and $243,000, or 10.9%, for the three and six months ended March 31, 2006, respectively, compared to the same periods in fiscal 2005.
Provision for Loan Losses
Provision for loan losses of $11,239 reflects a decrease in the amount of $93,607, or 89.3%, for the six month period ended March 31, 2006, when compared to the same period in fiscal 2005.
At March 31, 2006, the allowance for loan losses to total average loans outstanding was .50%, compared to 1.01% for the same period ended March 31, 2005.
For the same period in fiscal 2005, the provision for loan losses of $104,846 represented approximately $93,000 to cover reserve requirements associated with construction lending located in Birmingham. These loans represented five construction loans, for a contract amount of $554,829 and a disbursed amount of $525,132. In addition, there were three lot loans with a contract amount of $275,000, and a disbursed amount of $69,260. These loans were foreclosed on in March 2005. Currently, there are three lot loans remaining with a book value of $82,574 and one construction loan remaining in the amount of $149,600. No significant losses occurred as a result of the sale of the other-mentioned assets.
Other Income
Total other income for the six months ended March 31, 2006, increased approximately $985,000 to $1,777,000, compared to $792,000 for the six months ended March 31, 2005. A significant portion of the increase in total non-interest income was attributable to a loss on the sale of investment securities held-to-maturity of approximately $701,000 which occurred in March, 2005. During that period, management made a decision to sell the entire portfolio of held-to-maturity investments of $16,000,000 after the reclassification from available-for-sale to held-to-maturity during the June quarter of fiscal 2004. During the period ending March 31, 2006, the Company sold real estate which had been held in Hoover, Alabama, reflecting a pre-tax gain of approximately $193,000. This gain was partially offset by a loss of approximately $10,000 on other premises and equipment. Other increases in other income included service charges and other fees, employee benefit consulting fees and other of approximately $45,000, $87,000, and $37,000, respectively. At March 31, 2006, the gain from the sale of loans decreased approximately $59,000 compared to the same period ended March 31, 2005.
For the three months ended March 31, 2006, total non-interest income increased approximately $1,008,000 to $1,027,000, compared to $19,000 for the same period in fiscal 2005. This increase is attributable to a loss of approximately $701,000 on the sale of investment securities that were previously categorized as held-to-maturity, as discussed in the preceding paragraph. Other increases in other income included service charges and other fees, employee benefit consulting fees, gain from the sale of premises and equipment and repossessed assets and other for approximately $31,000, $77,000, $180,000 and $29,000, respectively. At March 31, 2006, the gain from the sale of loans decreased approximately $7,000 compared to the same period ended March 31, 2005.
Other Expenses
Total other expense for the six months ended March 31, 2006, decreased approximately $200,000 to $3,337,000, compared to $3,537,000 for the six months ended March 31, 2005. The change in other non-interest expense is largely attributable to a decrease in termination expenses relative to the resignation, severance and general release agreement between Joe K. McArthur and SouthFirst Bank and SouthFirst Bancshares, Inc., which was effective March 31, 2005. Mr. McArthur was paid a severance benefit in one lump sum of $228,361, as provided under his employment contract dated January 1, 2005. In addition to the severance benefits described above, SouthFirst Bancshares also paid to Mr. McArthur $10,000 for the surrender of all stock options that Mr. McArthur possessed at the time of his resignation. This expense was offset by the reduction of certain deferred compensation benefits payable to Mr. McArthur which were adjusted due to his termination prior to normal retirement age. Other reductions in expenses occurred in compensation and benefits, data processing, deposits insurance premiums, legal and other professional services of approximately $62,000, $25,000, $10,000, $56,000 and $20,000, respectively. Offsetting these reductions in expenses are increases in furniture and fixtures expense, office supplies, and other for approximately $15,000, $13,000 and $87,000, respectively. During the comparable periods, net occupancy expenses remained constant at approximately $216,000.
For the three months ended March 31, 2006, total non-interest expense decreased approximately $185,000 to $1,684,000, compared to $1,869,000 for the three months ended March 31, 2005. The change in other non-interest expense is largely attributable to the decrease in termination expenses, as discussed in the preceding paragraph. Other decreases in expenses occurred in compensation and benefits, data processing, office supplies, deposit insurance premiums, legal and other professional services for approximately $26,000, $8,000, $7,000, $11,000, $28,000 and $13,000, respectively. Offsetting these reductions in expenses are increases in furniture and fixtures expense and other for approximately $5,000 and $46,000, respectively. During the comparable periods, net occupancy expenses remained constant at approximately $106,000.
Income Taxes
The Company’s effective tax rate for the three month periods ended March 31, 2006 and 2005, was 38.0% and 37.9%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense (benefit) increased $392,977 to $155,388 for the six months ended March 31, 2006, as compared to $(237,589) for the six months ended March 31, 2005, due to the increase in pre-tax earnings.
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

	At or for the three
	months ended March 31,
	2006	2005
Return on assets	0.66%	(1.43)%
Return on equity	8.92%	(19.88)%
Equity to asset ratio	7.42%	7.21%
Interest rate spread	3.08%	3.46%
Net interest margin	3.15%	3.48%
Total risk-based capital	12.88%	12.55%
Non-performing loans to loans	0.65%	0.86%
Allowance for loan losses to loans	0.50%	1.01%
Allowance for loan losses to average non-performing loans	76.74%	118.14%
Ratio of net charge-offs to average loans outstanding	0.00%	0.03%
Book value per common share outstanding	$14.56	$14.32

Significant factors affecting SouthFirst’s financial condition during the six months ended March 31, 2006, are detailed below.
Assets
Total assets increased approximately $1,000,000, or 0.7%, from $139,137,524 at September 30, 2005, to $140,166,918 at March 31, 2006. Net loans increased approximately $3,839,000, or 4.0%, which occurred primarily in business and construction and various other types of residential mortgages. Investment securities available-for-sale decreased approximately $1,412,000, or 5.3%, which occurred primarily in mortgage-backed securities as a result of faster pre-payment speeds. Premises and equipment decreased approximately $1,540,000, or 33.1%, as a result of the sale of real estate located in Hoover, Alabama. The cash obtained from the decrease in investment securities available for sale and premises and equipment was used primarily to fund loan demand. Other significant changes in assets were increases in Federal Home Loan Bank stock, foreclosed and other repossessed assets and accrued interest receivable of approximately $246,000, $588,000, and $62,000, respectively. During the quarter ended March 31, 2006, the Company purchased stock in the Alabama Bankers Bank in the amount of $350,000, which is included in securities available-for-sale. Decreases in assets occurred in loans held for sale, and other assets of approximately $116,000 and $518,000, respectively. Cash and amounts due from banks, interest earning assets in other financial institutions and goodwill remained approximately the same at $5,000,000, $870,000 and $544,000, respectively.
Liabilities
Total liabilities increased approximately $1,137,000, or 0.9%, from $128,714,000 at September 30, 2005, to $129,850,000 at March 31, 2006. Deposits decreased approximately $694,000, or 0.7%, during the same period, which represents a decrease in retail certificates of deposit of approximately $250,000, a decrease in brokered deposits of approximately $2,267,000 and an increase in checking and other savings accounts of approximately $1,823,000. Borrowed funds increased approximately $1,989,000, or 7.6%, from $26,015,861 at September 30, 2005, to $28,004,828 at March 31, 2006. This increase in borrowed funds was used primarily to meet loan and deposit demand during the period. At March 31, 2006, borrowed funds consisted of $26,470,000 in Federal Home Loan Bank advances and $1,534,828 in an existing line of credit with the Alabama Bankers Bank. Other changes in liabilities consisted of an increase in accrued interest payable of approximately $90,000, while decreases occurred in advances by borrowers for property taxes and insurance and accrued expenses and other liabilities of approximately $100,000 and $149,000, respectively.
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
At March 31, 2006, the allowance for loan losses was $492,367, compared to $518,572 at September 30, 2005, which represents a decrease of approximately $26,000. Non-performing loans at March 31, 2006, were approximately $642,000, as compared to approximately $875,000 at September 30, 2005. At March 31, 2006, and September 30, 2005, the allowance for loan losses represented 0.50% and 0.53% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors, which could affect collectibility. Management considers the allowance for loan losses to be adequate based upon the evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing SouthFirst Bank.
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
At March 31, 2006, SouthFirst Bank’s average daily balance of liquid assets was approximately 26.0% of its December 31, 2005, liquidity base, exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,252,000 in cash and cash equivalents and approximately $22,762,000 in other qualifying assets. In addition, as of March 31, 2006, the fair market value of the Company’s investment securities portfolio available-for-sale was approximately $25,071,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.
With respect to current funding sources, deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of March 31, 2006, the amount of deposits was $100,431,185, which represents a decrease of approximately $694,000 from the amount of deposits at September 30, 2005.
Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of March 31, 2006, the Company had a line of credit, based on prime, with the Alabama Bankers Bank in the amount of $2,005,000, which presently is scheduled to mature in March 2007, and of which there is an outstanding balance at March 31, 2006, of approximately $1,534,828. At March 31, 2006, the Company had outstanding balances with the Federal Home Loan Bank of approximately $26,470,000.
Management believes that the Company’s liquidity and existing funding sources are adequate to ensure sufficient cash flow to satisfy demand and credit and any deposit withdrawals, to fund operations and, otherwise, to meet other Company obligations and commitments on a timely and cost-effective basis.
Capital Adequacy and Resources
Management is committed to maintaining SouthFirst Bank’s capital at a level that would be sufficient to protect deposits, provide for reasonable growth, and comply fully with all regulatory requirements.

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
As of March 31, 2006, SouthFirst Bank has satisfied all regulatory capital requirements. SouthFirst Bank’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$11,903,000	8.49%
Core capital	11,903,000	8.49%
Tier-based capital	12,364,000	12.88%
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
Item 6: Exhibits and Reports on Form 8-K
(a) Exhibits. The Following Exhibits are filed with this report.

Exhibit Number	Description
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006.
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

(b)	Report on Form 8-K.

On February 17, 2006, the Company filed an application with the Division of Market Regulation, Securities and Exchange Commission, for voluntary removal by the Registrant of the listing of the Registrant’s Common Stock on the American Stock Exchange (AMEX) pursuant to Section 12(d) of the Securities and Exchange Act of 1934 and Rule 12d2-2 promulgated thereunder.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHFIRST BANCSHARES, INC.
Date: May 15, 2006	By:	/s/ Sandra H. Stephens
Sandra H. Stephens
Chief Executive Officer (principal executive officer)

Date: May 15, 2006	By:	/s/ Janice Browning
Janice Browning
Controller, Treasurer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006.

31.2	Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006.

32	Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006.