Form 10QSB
period 2006-06-30
SOUTHFIRST BANCSHARES INC
filed 2006-08-14
CIK 925963

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2006
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
☑ Yes      ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
☐ Yes      ☑ No
State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.01 per share	708,671 shares

Class	Outstanding at July 28, 2006
Transitional Small Business Disclosure Format ☐ Yes     ☑ No

SOUTHFIRST BANCSHARES, INC.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART 1: FINANCIAL INFORMATION
Consolidated Statements of Financial Condition
June 30, 2006 (Unaudited) and September 30, 2005

	June 30,	September 30,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$4,310,231	$5,042,170
Interest-bearing deposits in other financial institutions	1,180,852	871,801
Securities available-for-sale, at fair value	25,647,674	26,482,705

Loans receivable	101,914,736	95,907,301
Less allowance for loan losses	(621,941)	(518,572)

Net loans	101,292,795	95,388,729

Loans held for sale at cost (which approximates fair value)	604,400	948,250
Foreclosed assets, net	890,209	255,470
Premises and equipment, net	3,018,718	4,645,624
Federal Home Loan Bank stock, at cost	1,373,900	1,218,200
Goodwill	543,706	543,706
Accrued interest receivable	655,939	656,455
Other assets	2,651,450	3,084,414

Total Assets	$142,169,874	$139,137,524

Liabilities And Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,974,792	$4,232,573
Interest bearing	100,766,167	96,892,239

Total deposits	104,740,959	101,124,812

Advances by borrowers for property taxes and insurance	162,978	237,052
Accrued interest payable	848,656	641,075
Borrowed funds	25,914,828	26,015,861
Accrued expenses and other liabilities	473,666	694,781

Total liabilities	132,141,087	128,713,581

Stockholders’ Equity:
Common stock, $.01 par value, 2,000,000 shares authorized, 990,241 shares issued and 708,671 shares outstanding at June 30, 2006; 990,241 shares issued and 708,971 shares outstanding at September 30, 2005;	9,996	9,996
Additional paid-in capital	9,839,851	9,839,851
Treasury stock, at cost ( 281,570 shares at June 30, 2006; 281,270 shares at September 30, 2005)	(3,896,213)	(3,892,598)
Deferred compensation on common stock employee benefit plans	(117,860)	(135,675)
Shares held in trust at cost (9,402 shares at June 30, 2006 and September 30, 2005)	(103,483)	(103,483)
Retained earnings	5,029,057	4,874,445
Accumulated comprehensive other income (loss)	(732,561)	(168,593)

Total stockholders’ equity	10,028,787	10,423,943

Total Liabilities and Stockholders’ Equity	$142,169,874	$139,137,524

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
for the Nine and Three Months Ended June 30, 2006 and 2005

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$5,062,705	$4,574,516	$1,749,587	$1,554,764
Interest income on deposits in other financial institutions	83,894	59,876	31,172	26,192
Interest and dividend income on securities available for sale	960,767	654,375	323,493	325,218
Interest income on securities held to maturity	—	428,364	—	—

Total interest and dividend income	6,107,366	5,717,131	2,104,252	1,906,174

Interest expense:
Interest on deposits	2,118,218	1,549,609	818,178	546,791
Interest on borrowed funds	1,075,723	899,371	354,030	315,761

Total interest expense	3,193,941	2,448,980	1,172,208	862,552

Net interest income before provision for loan losses	2,913,425	3,268,151	932,044	1,043,622

Provision (benefit) for loan losses	142,386	76,576	131,147	(28,270)

Net interest income after provision for loan losses	2,771,039	3,191,575	800,897	1,071,892

Other income:
Service charges and other fees	419,490	348,216	145,382	119,421
Employee benefit trust and consulting fees	1,407,680	1,208,803	559,713	447,793
Gain on sale of loans	353,368	475,504	90,347	153,149
Gain (loss) on sale of foreclosed assets	(11,076)	12,953	2,740	24,170
Gain (loss) on sale of premises and equipment	177,253	7,776	(5,326)	1,949
Gain (loss) on sale of securities available-for-sale	—	47,407	—	47,407
Gain (loss) on sale of securities held-to-maturity	—	(701,099)	—	—
Other	323,501	266,487	100,558	80,522

Total other income	2,670,216	1,666,047	893,414	874,411

Other expenses:
Compensation and benefits	2,728,091	2,804,824	827,503	842,221
Net occupancy expense	311,628	316,570	95,778	100,065
Furniture and fixtures	407,504	376,050	140,643	124,078
Data processing	214,746	249,962	71,451	81,506
Office supplies and expense	335,169	321,707	110,591	110,177
Deposit insurance premiums	58,064	81,881	14,263	27,960
Legal	81,730	142,560	31,738	36,960
Other professional services	177,520	186,416	60,883	50,114
Termination expense	—	140,941	—	—
Other	536,684	447,368	160,793	158,640

Total other expenses	4,851,136	5,068,279	1,513,643	1,531,721

Income (loss) before income taxes	590,119	(210,657)	180,668	414,582

Income tax expense (benefit)	222,866	(80,069)	67,478	157,520

Net income (loss)	$367,253	$(130,588)	$113,190	$257,062

Earnings (loss) per share:
Basic	0.52	(0.18)	0.16	0.36
Diluted	0.51	(0.18)	0.16	0.36
Cash dividends declared	0.30	0.40	0.10	0.10
Weighted average shares outstanding:
Basic	708,800	709,273	708,671	709,006
Diluted	715,774	725,539	717,306	721,281
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Nine Months Ended June 30, 2006

				Deferred
				Compensation
				on Common			Accumulated
		Additional		Stock	Shares		Comprehensive	Total
	Common	Paid-in	Treasury	Employee	Held in	Retained	Other Income	Stockholders’
	Stock	Capital	Stock	Benefit Plans	Trust	Earnings	(Loss)	Equity
Balance at September 30, 2005	$9,996	$9,839,851	$(3,892,598)	$(135,675)	$(103,483)	$4,874,445	$(168,593)	$10,423,943

Comprehensive income:
Net income						367,253		367,253

Change in net unrealized loss on available-for-sale securities, net of reclassification adjustments and income taxes of $345,658							(563,968)	(563,968)

Total comprehensive income (loss)								(196,715)

Vesting of deferred compensation shares				17,815				17,815

Acquisition of Treasury stock			(3,615)					(3,615)

Cash dividends declared						(212,641)		(212,641)

Balance at June 30, 2006	$9,996	$9,839,851	$(3,896,213)	$(117,860)	$(103,483)	$5,029,057	$(732,561)	$10,028,787

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2006 and 2005

	2006	2005
Operating activities:
Net income (loss)	$367,253	$(130,588)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	142,386	76,576
Depreciation and amortization	283,459	291,884
Gain on sale of securities available-for-sale	—	(47,407)
Loss on sale of securities held-to-maturity	—	701,099
Gain on sale of loans	(353,368)	(475,504)
Increase (decrease) in deferred loan origination fees	(9,559)	2,545
Net amortization of premium/discount on investment securities	19,005	69,093
(Gain) loss on sale of other property owned	(177,253)	(7,776)
(Gain) loss on sale of foreclosed assets	11,076	(12,953)
Loans originated for sale	(16,119,343)	(16,766,771)
Proceeds from sale of loans	16,816,561	18,017,644
(Increase) decrease in accrued interest receivable	516	84,380
(Increase) decrease in other assets	432,964	365,300
Deferred compensation expense	17,815	17,815
Increase (decrease) in accrued interest payable	207,581	124,310
Increase (decrease) in accrued expenses and other liabilities	124,543	(772,539)

Net cash provided by operating activities	1,763,636	1,537,108

Investing activities:
Net change in interest-bearing deposits in other financial institutions	(309,051)	75,994
Proceeds from calls and maturities of securities available-for-sale	2,081,850	1,564,978
Purchase of securities available-for-sale	(2,175,450)	(34,365,257)
Proceeds from sale of securities available-for-sale	—	19,092,405
Proceeds from sale of securities held-to-maturity	—	15,297,145
Purchase of Federal Home Loan Bank stock	(155,700)	(101,200)
Net increase in loans	(6,036,893)	(490,384)
Purchase of premises and equipment	(113,343)	(165,802)
Proceeds from sale of foreclosed assets	60,088	571,273
Proceeds from sale of other assets	1,634,043	12,354
Transfer from loans of real estate owned property	(635,987)	(1,014,227)
Transfer from loans of other repossessed assets	(69,916)	(63,058)

Net cash provided (used) by investing activities	(5,720,359)	414,221

(Continued)
See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended June 30, 2006 and 2005

	2006	2005
Financing activities:
Increase in deposits	$3,616,147	$2,782,301
Proceeds from borrowed funds	53,208,828	70,673,955
Repayment of borrowed funds	(53,309,861)	(74,154,405)
Cash dividends paid	(212,641)	(283,897)
Acquisition of treasury stock	(3,615)	(1,141)
Decrease in advances by borrowers for property taxes and insurance	(74,074)	(50,371)

Net cash provided (used) by financing activities	3,224,784	(1,033,558)

Increase (decrease) in cash and cash equivalents	(731,939)	917,771
Cash and cash equivalents at beginning of period	5,042,170	5,015,108

Cash and cash equivalents at end of period	$4,310,231	$5,932,879

Supplemental information on cash payments:
Interest paid	$2,986,360	$2,324,670

Income taxes paid	$29,289	$36,000

Supplemental information on non-cash transactions:
Change in net unrealized gain on investment securities available-for-sale	$(563,968)	$568,241

Real estate obtained through foreclosure	$707,760	$1,158,305

See accompanying notes to consolidated financial statements.

SOUTHFIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
(1)	Basis of Presentation

The accounting and reporting policies of SouthFirst Bancshares, Inc. (“SouthFirst”) conform with accounting principles generally accepted in the United States and with general financial services industry practices.

Information filed on this Form 10-QSB as of and for the quarter ended June 30, 2006, was derived from the financial records of SouthFirst and its wholly-owned subsidiaries, SouthFirst Bank (“SouthFirst Bank”) and SouthFirst Financial Services, Inc. (“SouthFirst Financial”) and SouthFirst Bank’s wholly-owned subsidiaries, Pension & Benefit Trust Company (“Pension & Benefit”), a Montgomery, Alabama-based employee benefits consulting firm, and SouthFirst Mortgage, Inc. (“SouthFirst Mortgage”), a Birmingham, Alabama-based residential construction loan and mortgage loan origination office. Collectively, SouthFirst Bancshares, Inc. and its subsidiaries are referred to herein as the “Company” and as “SouthFirst.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the consolidated financial statements included under Item 7 on Form 10-KSB. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year.

(2)	Stock Listing

On February 21, 2006, the Company filed an application with the Securities & Exchange Commission to withdraw its common stock from listing and registration on the American Stock Exchange. The request was made primarily due to the limited number of stockholders, the limited volume of trading, and the cost associated with maintaining status as a listed company. The application was approved effective March 28, 2006. The Company has made arrangements with Howe Barnes Investments, Inc., an Illinois corporation, for it to act as a market maker for the Company’s common stock on the Over the Counter Bulletin Board (OTCBB).

(3)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) eliminates the alternative use of APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) became effective for public entities that did not file as small business issuers as of the beginning of the first interim or annual reporting period that began after June 15, 2005, and for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrant’s first fiscal year that begins after December 15, 2005. Accordingly, the Company will be required to account for its transactions involving the exchange of its equity instruments for goods and services beginning with the first interim report filed by the Company following September 30, 2006. The Company currently accounts for its stock options under APB No. 25, as further explained in Note 4, and is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its statement of condition and results of operations.

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

Following is a summary of the status of the 1995 and 1998 plans:

	1995 Plan		1998 Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at September 30, 2005	38,796	$11.51	46,477	$13.15
Exercised	—		—
Forfeited	—		920

Outstanding at June 30, 2006	38,796	$11.51	45,557	$13.14

Information pertaining to options outstanding at June 30, 2006, is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 9.75	15,547	1.35		15,547
$ 9.92	9,000	5.47		7,200
$12.10	37,780	6.29		22,668
$15.75	22,026	1.58		22,026

Outstanding at June 30, 2006	84,353	4.06	$12.39	67,441	$12.52

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss), as reported	$367,253	$(130,588)	$113,190	$257,062
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,723)	(1,739)	(564)	(559)

Pro forma net income (loss)	$365,530	$(132,327)	$112,626	$256,503

Earnings (loss) per share:
Basic — as reported	$.52	$(.18)	$.16	$.36
Basic — pro forma	.52	(.18)	.16	.36
Diluted — as reported	.51	(.18)	.16	.36
Diluted — pro forma	.51	(.18)	.16	.36
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

There were no options granted during the nine months ended June 30, 2006 or 2005.

(5)	Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the nine and three month periods ended June 30, 2006 and 2005. Common stock outstanding consists of issued shares less treasury stock and shares owned by the Management Recognition Plan and Stock Option plan trusts. Diluted earnings per share for the nine and three month periods ended June 30, 2006 and 2005, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine months ended June 30, 2006 and 2005:

			Earnings
	Income	Shares	Per Share
For the Three Months Ended June 30, 2006:
Basic earnings	$113,190	708,671	$.16

Dilutive Securities:
Stock Option Plan shares	—	8,635

Dilutive earnings	$113,190	717,306	$.16

For the Three Months Ended June 30, 2005:
Basic earnings	$257,062	709,006	$.36

Dilutive Securities:
Stock Option Plan shares	—	2,275

Dilutive earnings (loss)	$257,062	721,281	$.36

For the Nine Months Ended June 30, 2006:
Basic earnings	$367,253	708,800	$.52

Dilutive Securities:
Stock Option Plan shares	—	6,974

Dilutive earnings	$367,253	715,774	$.51

For the Nine Months Ended June 30, 2005:
Basic earnings (loss)	$(130,588)	709,273	$(.18)

Dilutive Securities:
Stock Option Plan shares	—	16,266

Dilutive earnings (loss)	$(130,588)	725,539	$(.18)

Options on 22,026 and 39,126 shares of common stock in 2006 and 2005 were not included in computing diluted earnings per share because their effects were anti-dilutive.

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

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 13 of the Annual Report on Form 10-KSB. The following table presents financial information for each reportable segment:

	Nine Months Ended June 30, 2006			Nine Months Ended June 30, 2005
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$6,077,099	$30,267	$6,107,366	$5,693,816	$23,315	$5,717,131
Interest expenses	3,193,941	—	3,193,941	2,448,980	—	2,448,980

Net interest income	2,883,158	30,267	2,913,425	3,244,836	23,315	3,268,151
Provision for loan losses	142,386	—	142,386	76,576	—	76,576

Net interest income after provision for loan losses	2,740,772	30,267	2,771,039	3,168,260	23,315	3,191,575

Other income	1,247,415	1,422,801	2,670,216	445,855	1,220,192	1,666,047

Other expenses	3,593,074	1,258,062	4,851,136	3,958,197	1,110,082	5,068,279

Income (loss) before income taxes	395,113	195,006	590,119	(344,082)	133,425	(210,657)

Income taxes	148,764	74,102	222,866	(130,770)	50,701	(80,069)

Net income (loss)	$246,349	$120,904	$367,253	$(213,312)	$82,724	$(130,588)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
		Employee			Employee
	Banking	Benefits		Banking	Benefits
	Activities	Activities	Total	Activities	Activities	Total
Interest and dividend income	$2,093,908	$10,344	$2,104,252	$1,897,883	$8,291	$1,906,174
Interest expenses	1,172,208	—	1,172,208	862,552	—	862,552

Net interest income	921,700	10,344	932,044	1,035,331	8,291	1,043,622
Provision for loan losses	131,147	—	131,147	(28,270)	—	(28,270)

Net interest income after provision for loan losses	790,553	10,344	800,897	1,063,601	8,291	1,071,892

Other income	330,701	562,713	893,414	423,618	450,793	874,411

Other expenses	1,089,606	424,037	1,513,643	1,166,322	365,399	1,531,721

Income before income taxes	31,648	149,020	180,668	320,897	93,685	414,582

Income taxes	10,851	56,627	67,478	121,919	35,601	157,520

Net income	$20,797	$92,393	$113,190	$198,978	$58,084	$257,062

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report.

(7)	Subsequent Event

On July 24, 2006, the Company declared a regular $0.10 per share cash dividend on the Company’s outstanding stock, payable on August 18, 2006, to stockholders of record as of August 3, 2006.

Item 2: Management’s Discussion and Analysis or Plan of Operations
REVIEW OF RESULTS OF OPERATIONS
Overview
Net income for the three months ended June 30, 2006, decreased $143,872, or 56.0%, and increased $497,841, or 381.2%, for the nine months ended June 30, 2006, compared to the same periods in fiscal 2005. Net interest income, after the provision for loan losses, decreased $270,995, or 25.3%, and decreased $420,536, or 13.2%, for the three and nine months ended June 30, 2006, respectively, when compared to the same period in fiscal 2005. This decrease in net interest income is partially attributable to an increase in the provision for loan losses of 159,417, or 563.9%, and $65,810, or 85.9%, for the three and nine months ended June 30, 2006, respectively, when compared to the same periods in fiscal 2005, all of which is discussed below under the heading “Provision for Loan Losses.” Non-interest income increased $19,003, or 2.2%, for the three month period ended June 30, 2006, and increased $1,004,169, or 60.3%, for the nine month period ended June 30, 2006, when compared to the same periods in fiscal 2005. Non-interest expense decreased $18,078, or 1.2%, for the three month period ended June 30, 2006, and decreased $217,143, or 4.3%, for the nine month period ended June 30, 2006, compared to the same periods in fiscal 2005.
Primary earnings (loss) per common share, based on weighted-average shares outstanding, was $0.16 and $0.36 for the three months ended June 30, 2006 and 2005, respectively, and $0.52 and ($0.18) for the nine months ended June 30, 2006 and 2005, respectively.
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
As of June 30, 2006, the interest rate spread decreased 45 basis points as rates earned on interest-earning assets increased 55 basis points to 6.59%, while the cost of funds increased 101 basis points to 3.75% compared to the same three-month period ending June 30, 2005. The change in the interest rate spread is the result of the increase in U.S. interest rates. The average balance of interest-earning assets increased approximately $1.4 million, or 1.1%, from $126.3 million to $127.6 million, while the average balance of interest-bearing liabilities decreased $1.0 million, or 0.8%, from $126.1 million to $125.1 million. The combined effect of the changes in average balances and the changes in rates discussed above resulted in a decrease in the interest rate spread from 3.30% to 2.85%, and a decrease in net interest income of $111,578, or 10.7%, and a decrease of $354,726, or 10.9%, for the three and nine months ended June 30, 2006, respectively, compared to the same periods in fiscal 2005.
Provision for Loan Losses
Provision for loan losses reflects an increase of $65,810, or 85.9%, for the nine month period ended June 30, 2006, when compared to the same period in fiscal 2005.
The current year to date provision of $142,386 includes appropriate reserve requirements associated with construction loans located in Birmingham. These loans represent six construction loans, having a total contract amount of $1,281,900 and a disbursed amount of $990,544. In addition, there are five lot loans having a total contract and disbursed amount of $160,000. Final foreclosure of these loans is set for July 2006. No significant losses are anticipated on any of these foreclosed properties.

For the same period in fiscal 2005, the year to date provision of $76,576 also included appropriate reserve requirements associated with construction lending located in Birmingham. At the time of foreclosure in March 2005, there were five construction loans having a total contract amount of $554,829 and a disbursed amount of $525,132. In addition, there were three lot loans having a total contract amount of $275,000 and a disbursed amount of $69,260. Currently, three lot loans having a total book value of $82,574 and one construction loan in the amount of $149,600 remain outstanding. No significant losses occurred as a result of the sale of the other-mentioned assets.
At June 30, 2006, the allowance for loan losses to total average loans outstanding was 0.61% compared to 0.51% on the same date in 2005.
Other Income
Total other income for the nine months ended June 30, 2006, increased approximately $1,004,000 to $2,670,000, compared to $1,666,000 for the nine months ended June 30, 2005. A significant portion of the increase in non-interest income was attributable to a loss on the sale of investment securities held-to-maturity of approximately $701,000, which occurred in March 2005. During that period, management made a decision to sell the entire portfolio of held-to-maturity investments of $16,000,000 after the reclassification from available-for-sale to held-to-maturity during the June quarter of fiscal 2005. Other increases in other income included service charges and other fees, employee benefit consulting fees and other income for approximately $71,000, $199,000 and $57,000, respectively. During the period ended March 31, 2006, the Company sold real estate that had been held in Hoover, Alabama, reflecting a pre-tax gain of approximately $193,000. This gain was partially offset by a loss of approximately $16,000 on the sale of other premises and equipment. These increases in other income are partially offset by decreases in income generated from the sale of loans, sale of foreclosed and other assets and sale of investment securities available for sale of approximately $122,000, $24,000 and 47,000, respectively, when compared to the same period in fiscal 2005.
For the three months ended June 30, 2006, total other income increased by approximately $19,000 to $893,000, compared to $874,000 for the same period in fiscal 2005. Increases occurred in service charges and other fees, employee benefit consulting fees and other income of approximately $26,000, $112,000 and $20,000, respectively. Offsetting these increases are decreases in income generated from the sale of loans, the sale of foreclosed and other assets, the sale of premises and equipment and the sale of investment securities available for sale of approximately $63,000, $21,000, $7,000 and 47,000, respectively, when compared to the same period in fiscal 2005.
Other Expenses
Total other expense for the nine months ended June 30, 2006, decreased by approximately $217,000 to $4,851,000, as compared to $5,068,000 for the nine months ended June 30, 2005. The changes in other non-interest expense is largely attributable to a decrease in termination expenses relative to the resignation, severance and general release agreement between Joe K. McArthur and SouthFirst Bank and SouthFirst, which was effective March 31, 2005. Mr. McArthur was paid a severance benefit in one lump sum of $228,361, as provided under his employment contract dated January 1, 2005. In addition to the severance benefits described above, SouthFirst also paid to Mr. McArthur $10,000 for the surrender of all stock options that Mr. McArthur possessed at the time of his resignation. This expense was offset by the reduction of certain deferred compensation benefits payable to Mr. McArthur that were adjusted due to his termination prior to normal retirement age. Other reductions in expenses occurred in compensation and benefits, net occupancy, data processing, deposit insurance premiums and legal of approximately $77,000, $5,000, $35,000, $24,000 and $61,000, respectively. Offsetting these decreases in expenses are increases in furniture and fixtures expense, office supplies and other expenses of approximately $31,000, $13,000 and $89,000, respectively, when compared to the same period in fiscal 2005. Other expenses increased primarily from increased fair value adjustments relative to foreclosed real estate and other associated fees.

For the three months ended June 30, 2006, total other expenses decreased approximately $18,000 to $1,514,000 from $1,532,000 for the three months ended June 30, 2005. Decreases in other expenses occurred in compensation and benefits, net occupancy, data processing, deposit insurance premiums, and legal of approximately $15,000, $4,000, $10,000, $14,000 and $5,000, respectively. Offsetting these decreases in expenses are increases in furniture and fixtures expense and other professional services of approximately $17,000 and $11,000, respectively, when compared to the same period in fiscal 2005. During the comparable periods, expenses related to office supplies remained constant at approximately $110,000.
Income Taxes
The Company’s effective tax rate for the nine-month periods ended June 30, 2006 and 2005 was 37.8% and 38.0%, respectively, compared to the federal statutory rate of 34.0%. SouthFirst’s effective tax rate was higher than the statutory rate due primarily to state income taxes. Income tax expense (benefit) increased approximately $303,000 to $222,866 for the nine months ended June 30, 2006, as compared to $(80,069) for the nine months ended June 30, 2005, due to an increase in pre-tax earnings.
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

	At or for the three months
	ended June 30,
	2006	2005
Return on assets	0.32%	0.72%
Return on equity	4.48%	9.95%
Equity to asset ratio	7.14%	7.24%
Interest rate spread	2.85%	3.30%
Net interest margin	2.92%	3.31%
Total risk-based capital	12.52%	12.29%
Non-performing loans to loans	1.49%	0.53%
Allowance for loan losses to loans	0.61%	0.51%
Allowance for loan losses to average non-performing loans	41.00%	96.05%
Ratio of net charge-offs to average loans outstanding	0.00%	0.49%
Book value per common share outstanding	$14.15	$14.77
Significant factors affecting SouthFirst’s financial condition during the nine months ended June 30, 2006, are detailed below:
Assets
Total assets increased approximately $3,032,000, or 2.2%, from $139,138,000 at September 30, 2005, to $142,170,000 at June 30, 2006. Net loans increased approximately 5,904,000, or 6.2%, which occurred primarily in business, construction and other types of residential mortgages. Investment securities available for sale decreased approximately $835,000, or 3.2%, which occurred primarily in mortgage-

backed securities as a result of faster pre-payment speeds. Premises and equipment decreased approximately $1,627,000, or 35.0%, as a result of the sale of real estate located in Hoover, Alabama. The cash obtained from the decrease in investment securities available for sale and premises and equipment was used primarily to fund loan demand. Other increases in assets occurred in foreclosed and other repossessed assets, interest earning assets in other financial institutions and Federal Home Loan Bank stock of approximately $635,000, $309,000 and $156,000, respectively. During the quarter ended March 31, 2006, the Company purchased stock in the Alabama Bankers Bank in the amount of $350,000, which is included in securities available-for-sale. Other decreases in assets occurred in cash and cash equivalents, loans held for sale and other assets of approximately $732,000, $344,000 and $433,000, respectively.
Liabilities
Total liabilities increased approximately $3,428,000, or 2.7%, from $128,714,000 at September 30, 2005, to $132,141,000 at June 30, 2006. Deposits increased approximately $3,616,000, or 3.6%, during that nine month period, which represents an increase in retail certificates of deposit of approximately $1,657,000, an increase in brokered deposits of approximately $1,657,000, and an increase in checking and other savings accounts of approximately $302,000. During that nine month period, the Company purchased brokered deposits for approximately $9,845,000, with maturities ranging from 5 months to 20 months, and a weighted average interest rate of 4.91%. These funds were used primarily to repay Federal Home Loan Bank borrowings that had occurred to meet loan demand. These borrowed funds had a weighted average interest rate of 5.15%. Borrowed funds decreased slightly for the period from $26,016,000 at September 30, 2005, to $25,915,000 at June 30, 2006. Borrowed funds at June 30, 2006, consisted of $24,470,000 Federal Home Loan Bank advances and $1,444,828 in an existing line of credit with the Alabama Bankers Bank. Other changes in liabilities consisted of an increase in accrued interest payable of approximately $208,000, while decreases occurred in advances by borrowers for property taxes and insurance and accrued expenses and other liabilities of approximately $74,000 and $221,000, respectively.
Loan Quality
The key to long-term earnings growth is maintenance of a high-quality loan portfolio. SouthFirst’s directive in this regard is carried out through its policies and procedures for review of loans. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the greatest flexibility in their timely disposition.
At June 30, 2006, the allowance for loan losses was $621,941, compared to $518,572 at September 30, 2005, which represents an increase of approximately $104,000. Non-performing loans at June 30, 2006, were approximately $1,517,000 as compared to approximately $875,000 at September 30, 2005. At June 30, 2006, and September 30, 2005, the allowance for loan losses represented 0.61% and 0.53% of average loan balances, respectively. The allowance for loan losses is based upon management’s continuing evaluation of the collectibility of the loan portfolio under current economic conditions and includes analysis of underlying collateral value and other factors that could affect collectibility. Management considers the allowance for loan losses to be adequate based upon its evaluations of the averages of specific loans, internal loan rating systems, and guidelines provided by the banking regulatory authorities governing SouthFirst Bank.
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
Under the previous regulation, SouthFirst Bank was required to maintain an average daily balance of liquid assets, in each calendar quarter, of not less than 4% of (i) the amount of its liquidity base at the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. For purposes of this computation, liquid assets included specified short-term assets (e.g., cash, certain time deposits, certain banker’s acceptances and short-term U.S. Government, state or federal agency obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations maturing in two years or less).
As of June 30, 2006, SouthFirst Bank’s average daily balance of liquid assets was approximately 25.0% of its March 31, 2006, liquidity base, far exceeding the 4% requirement set by the previous regulation. These liquid assets included approximately $5,465,000 in cash and cash equivalents and approximately $21,834,000 in other qualifying assets. In addition, as of June 30, 2006, the fair market value of the Company’s investment securities portfolio, which is held for sale, was approximately $25,298,000. The Company uses its investment securities portfolio to manage liquidity and interest rate risk, whereby liquidity is available through those securities that are not pledged. Further, cash flows from operations, resulting primarily from net income adjusted for certain items such as interest expense and provision for loan loss, are an additional source of liquidity for the Company.
With respect to current funding sources, customer deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of June 30, 2006, the amount on deposit with the Company was $104,741,000, which represents an increase of $3,616,000 from the amount on deposit with the Company at September 30, 2005.
Other sources of funding used by the Company include commercial lines of credit and advances from the Federal Home Loan Bank of Atlanta (the “FHLBA”). As of June 30, 2006, the Company had a line of credit, based on prime, with the Alabama Bankers Bank in the amount of $2,005,000, which presently is scheduled to mature in March 2007, and of which there is an outstanding balance at June 30, 2006, of approximately $1,445,000. At June 30, 2006, the Company had outstanding balances with the FHLBA of $24,470,000.
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
The Office of Thrift Supervision, the primary federal regulatory of the Company, has issued guidelines for its regulated entities identifying minimum regulatory “tangible” capital equal to 1.50% of adjusted total assets, a minimum of 4.0% core capital ratio, and a minimum risk-based capital of 8.0% of risk-weighted assets. SouthFirst Bank has satisfied its capital requirements primarily through the retention of earnings.
As of June 30, 2006, SouthFirst Bank has satisfied all regulatory capital requirements. SouthFirst Bank’s compliance with the current standards is as follows:

		Percent of
	Amount	Asset Base
Tangible capital	$11,803,000	8.28%
Core capital	11,803,000	8.28%
Tier-based capital	12,402,000	12.52%
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
Item 6: Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

3.3	Amendment to Article III, Section 2 of the Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002).

4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

10.1	Form of Amended and Restated Employment Agreement effective as of January 1, 2006, between SouthFirst Bank and Sandra H. Stephens (Filed herewith).

10.2	Form of Amended and Restated Employment Agreement effective as of January 1, 2006, between Pension and Benefit Financial Services, Inc. and J. Malcomb Massey (Filed herewith).

10.3
Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., SouthFirst Bank, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (Incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.4	Form of Amended and Restated Employment Agreement effective as of January 1, 2006, between Pension & Benefit Financial Services, Inc. and Ruth M. Roper (Filed herewith).

10.5
Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., SouthFirst Bank, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (Incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.6	Form of Management Recognition Plan A (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

10.7	Form of Management Recognition Plan A, as amended (Incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.8	Management Recognition Plan A Restated and Continued (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 under the Securities Act, Reg. No. 333-4534).

10.9	Form of Management Recognition Plan B (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730 filed 1994).

Exhibit No.	Description of Exhibit
10.10	Form of Management Recognition Plan B, as amended (Incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.11	Management Recognition Plan B, Restated and Continued (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on From S-8 under the Securities Act, Reg. No. 333-4536).

10.12	Form of Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.13	Form of Stock Option and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.14	From of Stock Option and Incentive Plan, Restated and Continued (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-4538).

10.15	Form of Stock Option and Incentive Plan, as Amended (Incorporated by reference to Exhibit 10.10.4 to the Company’s Registration Statement on Form S-8, Reg. No. 333-85705).

10.16	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Reg. No. 333-4538).

10.17	Form of Incentive Stock Option Agreement, as Amended (Incorporated by reference to Exhibit 10.10.6 to the Company’s Registration Statement on Form S-8, Reg. No. 333-85705).

10.18
Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

10.19
Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (Incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.20
Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.21
Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2001).

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006 (Filed herewith).

31.2
Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006 (Filed herewith).

32
Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006 (Furnished herewith).

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

SOUTHFIRST BANCSHARES, INC.
Date: August 14, 2006	By:	/s/ Sandra H. Stephens
Sandra H. Stephens
Chief Executive Officer (principal executive officer)

Date: August 14, 2006	By:	/s/ Janice Browning
Janice Browning
Controller, Treasurer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

3.3	Amendment to Article III, Section 2 of the Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002).

4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

10.1	Form of Amended and Restated Employment Agreement effective as of January 1, 2006, between SouthFirst Bank and Sandra H. Stephens (Filed herewith).

10.2	Form of Amended and Restated Employment Agreement effective as of January 1, 2006, between Pension and Benefit Financial Services, Inc. and J. Malcomb Massey (Filed herewith).

10.3
Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., SouthFirst Bank, Pension & Benefit Financial Services, Inc. and J. Malcomb Massey (Incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.4	Form of Amended and Restated Employment Agreement effective as of January 1, 2006, between Pension & Benefit Financial Services, Inc. and Ruth M. Roper (Filed herewith).

10.5
Form of Guaranty of Employment Agreement among SouthFirst Bancshares, Inc., SouthFirst Bank, Pension & Benefit Financial Services, Inc. and Ruth M. Roper (Incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.6	Form of Management Recognition Plan A (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

10.7	Form of Management Recognition Plan A, as amended (Incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.8	Management Recognition Plan A Restated and Continued (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 under the Securities Act, Reg. No. 333-4534).

10.9	Form of Management Recognition Plan B (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730 filed 1994).

10.10	Form of Management Recognition Plan B, as amended (Incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.11	Management Recognition Plan B, Restated and Continued (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on From S-8 under the Securities Act, Reg. No. 333-4536).

10.12	Form of Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.13	Form of Stock Option and Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit No.	Description of Exhibit
10.14	From of Stock Option and Incentive Plan, Restated and Continued (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-4538).

10.15	Form of Stock Option and Incentive Plan, as Amended (Incorporated by reference to Exhibit 10.10.4 to the Company’s Registration Statement on Form S-8, Reg. No. 333-85705).

10.16	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Reg. No. 333-4538).

10.17	Form of Incentive Stock Option Agreement, as Amended (Incorporated by reference to Exhibit 10.10.6 to the Company’s Registration Statement on Form S-8, Reg. No. 333-85705).

10.18
Form of SouthFirst Bancshares, Inc. Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 under the Securities Act, Reg. No. 33-80730).

10.19
Third Amendment to the SouthFirst Bancshares, Inc. Employee Stock Ownership Plan executed as of September 29, 2001 (Incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.20
Deferred Compensation Agreement between Pension & Benefit and Ruth M. Roper (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2001).

10.21
Stock Option Agreement between SouthFirst Bancshares, Inc. and Sandra H. Stephens (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2001).

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006 (Filed herewith).

31.2
Certificate of the equivalent of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006 (Filed herewith).

32
Certificate of the Chief Executive Officer and the equivalent of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006 (Furnished herewith).